Form 10QSB
period 1999-06-30
COMET TECHNOLOGIES INC
filed 1999-07-12
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                   Commission File No. 0-26059

                    COMET TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          87-0430322
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

    10 West 100 South, Suite 610, Salt Lake City, Utah 84101
            (Address of principal executive offices)

                         (801) 532-7851
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,598,000 shares of common stock.

                           FORM 10-QSB
                    COMET TECHNOLOGIES, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item 1.  Financial Statements

          Balance Sheets - June 30, 1999 and
          December 31, 1998                               3

          Statements of Operations - Three Months and
          Six Months Ended June 30, 1999 and 1998, and    4
          Inception to June 30, 1999

          Statements of Cash Flows - Three Months and
          Six Months Ended June 30, 1999 and 1998,        5
          and Inception to June 30, 1999

          Notes to Financial Statements                   6

          Item 2. Management's Discussion and Analysis
          of Financial Condition or Plan of Operation     8

PART II.  Other Information                               9

Signatures                                                9


                             PART I.
                      Financial Information

Item 1.  Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                         June 30,           December 31,
                                           1999                 1998
                                         (Unaudited)
CURRENT ASSETS

 Cash                                   $  200,254           $201,075
 Prepaid expenses                            2,000                101

  Total Current Assets                     202,254            201,176

  TOTAL ASSETS                          $  202,254           $201,176


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                       $    3,568           $2,246
 Taxes payable                                 100              100

  Total Current Liabilities                  3,668            2,346

  TOTAL LIABILITIES                          3,668            2,346

STOCKHOLDERS' EQUITY

 Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares
   issued and outstanding                    3,598            3,598
 Additional paid-in capital                238,561          238,561
 Deficit accumulated during the
   development stage                       (43,573)         (43,329)

  Total Stockholders' Equity               198,586          198,830

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $202,254         $201,176








 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)


                                                                        From
                                                                   Inception on
                                   For the            For the       February 7,
                             Three Months Ended  Six Months Ended  1986 Through
                                   June 30,           June 30,        June 30,
                               1999      1998      1999      1998       1999

REVENUES                     $     -   $     -   $     -   $     -   $       -

EXPENSES

 General and administrative    2,325     3,952     2,985     5,598     166,718

  Total Expenses               2,325     3,952     2,985     5,598     166,718

LOSS FROM OPERATIONS          (2,325)   (3,952)   (2,985)   (5,598)   (166,718)

OTHER INCOME (LOSS)

 Dividend income                   -         -         -         -       5,493
 Interest income               2,158     1,866     2,741     3,732     124,302
 Unrealized loss from
    marketable securities          -         -         -         -      (6,650)

  Total Other Income (Loss)    2,158     1,866     2,714     3,732     123,145

NET LOSS                     $  (167)  $(2,086)  $  (244)  $(1,866)   $(43,573)

BASIC LOSS PER SHARE         $  (0.00) $ (0.00)  $  (0.00) $ (0.00)


















 The accompanying notes are an integral part of these financial statements.

                         COMET TECHNOLOGIES, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)


                                                                      From
                                                                   Inception on
                                  For the           For the         February 7,
                            Three Months Ended  Six Months Ended   1986 Through
                                  June 30,          June 30,         June 30,
                              1999      1998      1999      1998       1999

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                  $   (167) $ (2,086) $   (244) $ (1,866) $ (43,573)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
   Amortization                   -         -         -         -        301
 Changes in operating
  assets and liabilities:
   Increase in prepaid
    expenses                      -         -    (1,899)        -     (2,000)
   Increase in taxes
     payable                      -         -         -         -        300
   Increase (decrease) in
     accounts payable           153         -     1,322         -      3,367

   Net Cash Used by
    Operating Activities        (14)   (2,086)     (821)   (1,866)   (41,605)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                      -         -         -         -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Organizational costs             -         -         -         -       (300)
 Net stock offering proceeds      -         -         -         -    242,159

  Net Cash Provided by
   Financing Activities           -         -         -         -    241,859

NET INCREASE (DECREASE)
 IN CASH                        (14)   (2,086)     (821)   (1,866)   200,254

CASH AT BEGINNING OF PERIOD 200,268   201,028   201,075   200,808          -

CASH AT END OF PERIOD      $200,254  $198,942  $200,254  $198,942   $200,254

CASH PAID FOR:

 Interest                  $      -  $      -  $      -  $      -   $      -
 Income taxes              $      -  $      -  $      -  $      -   $      -

The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1999 and December 31, 1998

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a. Organization

       The financial statements presented are those of Comet Technologies, Inc. The Company was incorporated in the State of Nevada on February 7, 1986. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area or direction that it will follow. Therefore, no principal operations have yet begun.

       b. Accounting Method

       The   Company's   financial  statements  are  prepared   using   the
       accrual   method  of  accounting.   The  Company   has   adopted   a
       calendar year end.

       c. Basic Earnings Per Share

       The   computation   of   basic  earnings   per   share   of   common
       stock is based on the weighted average number of shares outstanding during the period of the financial statements.

       d. Cash and Cash Equivalents

       The   Company   considers   all  highly  liquid   investments   with
       a   maturity  of  three  months  or  less  when  purchased   to   be
       cash equivalents.

       e. Income Taxes

       No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $43,500 at June 30, 1999 expire in 2002 through 2014. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

       f.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

       g.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1999 and December 31, 1998


NOTE 2 -   PUBLIC OFFERING OF UNITS

       In July of 1986, the Company completed a public offering of 2,500,000 shares of its previously authorized but unissued common stock to the public. An offering price of $0.10 per share was arbitrarily determined by the Company. Offering costs totaled $32,841 and were offset against capital in excess of par value. The net proceeds to the Company from the offering were $217,159, which equals $250,000 minus offering costs of $32,841.

NOTE 3 -   PREFERRED STOCK

       None    of   the   Company's   authorized   5,000,000   shares    of
       preferred   stock  is  issued  and  outstanding  and   the   Company
       currently has no plans to issue any preferred stock. The Company's board of directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights and other rights of such series. The preferred stock, if and when issued, may carry rights superior to those of the common stock.

NOTE 4 -   STOCK OPTIONS AND WARRANTS

       On March 11, 1999, the Company granted options to purchase 200,000 shares of common stock to each of the three officers and directors. On the same day, a warrant was issued to the Company's attorney to purchase 50,000 shares of common stock. The stock options and warrants granted are for a total of 650,000 shares of common stock and are issued as compensation for services rendered to the Company. All stock options and warrants have an exercise price of $0.1875 per share and expire in March 2009.

NOTE 5 GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to complete a limited offering of its common stock. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

Results of Operations

Six Months periods Ended June 30, 1999 and 1998

The   Company   had   no  revenue  from  continuing  operations   for   the
periods ended June 30, 1999 and 1998.

General and administrative expenses for the six month periods ended June 30, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,985 and $5,598 for the six-month periods ended June 30, 1999 and 1998, respectively.

The    Company's   cash   is   invested   in   short-term,   liquid    cash
equivalents.   Interest  income  in  the  six-month  periods   ended   June
30, 1999 and 1998, was $2,741 and $3,732, respectively.

As a result of the foregoing factors, the Company realized a net loss of $244 for the six months ended June 30, 1999, as compared to a net loss of $1,866 for the same period in 1998.

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of approximately $198,586, as compared to $198,830 at December 31, 1998. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

Management   believes   that   the  Company   has   sufficient   cash   and
short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the
Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting
requirements   of  a  public  company,  and  (ii)  search   for   potential
businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:    Included   only   with   the   electronic   filing   of   this
report   is   the   Financial  Data  Schedule  for  the  six-month   period
ended June 30, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In   accordance   with   the  requirements  of  the   Exchange   Act,   the
registrant  caused  this  report  to  be  signed  on  its  behalf  by   the
undersigned thereunto duly authorized.

                                   COMET TECHNOLOGIES, INC.

Date: July 9, 1999                 By: /s/ Jack Gertino, Secretary/Treasurer