Form 10QSB
period 1999-09-30
COMET TECHNOLOGIES INC
filed 1999-11-15
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                           FORM 10-QSB
                    COMET TECHNOLOGIES, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item 1.  Financial Statements

          Balance Sheets - September 30, 1999 and
          December 31, 1998                               3

          Statements of Operations - Three and Nine
          Months Ended September 30, 1999 and 1998,
          and Inception to September 30, 1999             4

          Statements of Cash Flows - Three and Nine
          Months Ended September 30, 1999 and 1998,
          and Inception to September 30, 1999             5

          Notes to Financial Statements                   6

          Item 2. Management's Discussion and Analysis of
          Financial Condition or Plan of Operation        8

PART II.  Other Information                               9

Signatures                                                9


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

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                         September 30,        December 31,
                                         1999                 1998
                                         (Unaudited)
CURRENT ASSETS

 Cash                                   $  198,474           $201,075
 Prepaid expenses                            2,000                101

  Total Current Assets                     200,474            201,176

  TOTAL ASSETS                          $  200,474           $201,176


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                       $      925           $  2,246
 Taxes payable                              -                     100

  Total Current Liabilities                    925              2,346

  TOTAL LIABILITIES                            925              2,346

STOCKHOLDERS' EQUITY

 Common stock: 20,000,000 shares
   authorized of $0.001 par value,
   3,598,000 shares issued
   and outstanding                           3,598             3,598
 Additional paid-in capital                238,561           238,561
 Deficit accumulated during
   the development stage                   (42,610)          (43,329)

  Total Stockholders' Equity               199,549           198,830

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                               $  200,474          $201,176


 The accompanying notes are an integral part of these financial statements.

                       COMET TECHNOLOGIES, INC.
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)

                                                                                        From
                                                                                     Inception on
                                    For the                       For the             February 7,
                               Three Months Ended            Nine Months Ended       1986 Through
                                   September 30,                 September 30,       September 30,
                                1999         1998             1999         1998         1999
REVENUES                     $       -    $       -        $       -    $       -     $       -

EXPENSES

 General and administrative      1,150          818            4,135        6,416       167,868

  Total Expenses                 1,150          818            4,135        6,416       167,868

LOSS FROM OPERATIONS            (1,150)        (818)          (4,135)      (6,416)     (167,868)
OTHER INCOME (LOSS)

 Dividend income                     -            -                -            -         5,493
 Interest income                 2,113        1,866            4,854        5,598       126,415
 Unrealized loss from
  marketable securities              -            -                -            -        (6,650)

  Total Other Income (Loss)      2,113        1,866            4,854        5,598       125,258

NET INCOME (LOSS)            $     963    $   1,048        $     719    $    (818)    $ (42,610)

BASIC INCOME (LOSS)
 PER SHARE                   $    0.00    $    0.00        $    0.00    $    (0.00)

The accompanying notes are an integral part of these financial statements.

                         COMET TECHNOLOGIES, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                                               From
                                                                                           Inception on
                                              For the                   For the             February 7,
                                         Three Months Ended         Nine Months Ended      1986 Through
                                           September 30,              September 30,        September 30,
                                         1999         1998          1999         1998          1999
CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net income (loss)                    $     963    $   1,048     $     719    $    (818)    $ (42,610)
 Adjustments to reconcile net income
  (loss) to net cash used by
  operating activities:
   Amortization                               -            -             -            -           301
 Changes in operating assets and
  liabilities:
   Increase in prepaid expenses               -            -        (1,899)           -        (2,000)
   Increase (decrease) in taxes
    payable                                (100)           -          (100)           -           200
   Increase (decrease) in accounts
    payable                              (2,643)           -        (1,321)           -           724

    Net Cash Used by Operating
     Activities                          (1,780)       1,048        (2,601)        (818)      (43,385)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                  -            -             -            -             -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Organizational costs                         -            -             -            -          (300)
 Net stock offering proceeds                  -            -             -            -       242,159

    Net Cash Provided by Financing
     Activities                               -            -             -            -       241,859

NET INCREASE (DECREASE)
 IN CASH                                 (1,780)       1,048        (2,601)        (818)      198,474

CASH AT BEGINNING OF PERIOD             200,254      198,941       201,075      200,807             -

CASH AT END OF PERIOD                 $ 198,474    $ 199,989     $ 198,474    $ 199,989     $ 198,474

CASH PAID FOR:

 Interest                             $       -    $       -     $       -    $       -     $       -
 Income taxes                         $       -    $       -     $       -    $       -     $       -

The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 1999 and December 31, 1998


NOTE 1 -            CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

Results of Operations

Nine Month periods Ended September 30, 1999 and 1998

The Company had no revenue from continuing operations for the periods ended September 30, 1999 and 1998.

General and administrative expenses for the nine month periods ended September 30, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,135 and $6,416 for the nine month periods ended September 30, 1999 and 1998, respectively.

The   Company's   cash   is  invested  in  short-term,   liquid   cash
equivalents.   Interest  income  in  the  nine  month  periods   ended
September 30, 1999 and 1998, was $4,854 and $5,598, respectively.

As a result of the foregoing factors, the Company realized a net gain of $719 for the nine months ended September 30, 1999, as compared to a net loss of $818 for the same period in 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of approximately $199,549, as compared to $198,830 at December 31,
1998. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:    Included  only  with  the  electronic  filing   of   this
report is the Financial Data Schedule for the nine-month period ended September 30, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In   accordance  with  the  requirements  of  the  Exchange  Act,  the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMET TECHNOLOGIES, INC.

Date:   November  12, 1999         By: /s/ Jack Gertino, Secretary/Treasurer