Form 10KSB
period 1999-12-31
COMET TECHNOLOGIES INC
filed 2000-03-29
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 1999, or

[  ]   Transition report pursuant to section 13 or 15(d)  of  the
Securities Exchange act of 1934 for the transition period from to


                   Commission File No. 0-26059


                    COMET TECHNOLOGIES, INC.
   (Name of Small Business Issuer as specified in its charter)

            Nevada                          87-0430322
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

    10 West 100 South, Suite 610, Salt Lake City, Utah 84101
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:   (801) 532-7851

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                 Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $8,106.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 3, 2000, was $1,752,120.

As of December 31, 1999, the Registrant had outstanding 3,598,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  6

3.   Legal Proceedings                                          6

4.   Submission of Matters to a Vote of Security Holders        6

Part II

5.    Market  for  Common Equity and  Related  Stockholder      7
      Matters

6.    Management's  Discussion and Analysis  of  Financial      7
      Condition and Results of Operations

7.   Financial Statements                                       8

8.   Changes in and Disagreements with Accountants              8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       9
     Persons;  Compliance  with  Section  16(a)  of  the
     Exchange Act

10.  Executive Compensation                                    10

11.   Security Ownership of Certain Beneficial Owners  and     11
      Management

12.  Certain Relationships and Related Transactions            11

13.  Exhibits and Reports on Form 8-K                          11

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

The Company was organized for the purpose of creating a capital resource fund to seek, investigate, and, if warranted, acquire or participate in a favorable business opportunity. Since the completion of the Company's public offering in July 1986, the Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

To date, opportunities have been made available to the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community. It is anticipated that business opportunities will continue to be available primarily from these sources.

To  a  large  extent,  a decision to participate  in  a  specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

Since its inception, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The  Company  will  not  restrict its search  to  any  particular business,  industry,  or  geographical location,  and  management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company. The Company will not acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the
Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving
entity.   In  such event, the shareholders of the  Company  would
retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-
free   treatment  of  certain  business  reorganizations  between corporate  entities  where  one corporation  is  merged  with  or
acquires   the  securities  or  assets  of  another  corporation.
Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of
the  surviving  entity.   Consequently, there  is  a  substantial
possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued
and  outstanding  shares  of  the surviving  entity.   Therefore,
regardless  of the form of the business acquisition,  it  may  be
anticipated   that   stockholders  immediately   prior   to   the
transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited
resources   of  the  Company,  the  effects  of  such  government
regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

               ITEM 2.  DESCRIPTION OF PROPERTIES

The Company uses offices and related clerical services at 10 West
100 South, Suite 610, Salt Lake City, Utah 84101, provided by an officer and director of the Company at a monthly rental rate of $200.

                   ITEM 3.  LEGAL PROCEEDINGS

The  Company  is  not  a  party  to any  material  pending  legal
proceedings,  and  to  the  best  of  its  knowledge,   no   such
proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 1999.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. For the past two calendar years, and from December 31, 1998, to the present, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC
Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended   High Bid ($)           Low Bid ($)

March 31, 1998             0.1875                 0.125
June 30, 1998               0.125                 0.125
September 30, 1998          0.125                 0.125
December 31, 1998           0.125                 0.125

March 31, 1999              0.125                 0.125
June 30, 1999               0.125                 0.125
September 30, 1999          0.125                0.0938
December 31, 1999           0.125                 0.125

There  are  outstanding  options to purchase  600,000  shares  of common stock at an exercise price of $0.1875, which expire in March 2009. There is an outstanding warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.1875, which expire in March 2009. All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 483,120 shares which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period which has been satisfied.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At March 22, 2000, there were approximately 100 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 1999 and 1998

The Company had no revenue from continuing operations for the periods ended December 31, 1999 and 1998.

General and administrative expenses for the periods ended December 31, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $7,961 and $9,224 for the periods ended December 31, 1999 and 1998, respectively. General and administrative expenses in the period ended December 31, 1999 were less than in the period ended December 31, 1998 primarily due to the number of business opportunities reviewed during the year in which professional services were required.

The Company had no interest expense in the periods ending December 31, 1999 or 1998. Interest income in the periods ended December 31, 1999 and 1998, respectively, resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $8,106 and $7,463 in the periods ended December 31, 1999 and 1998, respectively. Interest income has increased from period to period primarily because of the additional interest earned on interest accumulated in prior periods.

As a result of the foregoing factors, the Company realized a net gain of $145 for the period ended December 31, 1998, as compared to a net loss of $1,761 for the same period in 1998.

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of approximately $198,975 as compared to $201,075 at December 31, 1998. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

Management  believes  that the Company has  sufficient  cash  and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.
However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Forward-Looking Statement Notice

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                  ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.


    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past four years.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions (1)                   Since

Richard B. Stuart   61   President and Director           1986

Philip C. Gugel     57   Vice President and Director      1986

Jack M. Gertino     60   Secretary, Treasurer and         1986
                         Director

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

The following is information on the business experience of each director and officer.

Richard Stuart is President and a director of Compuscore, a privately-held company providing computer scoring of clinical protocols. From 1972 to 1983, Dr. Stuart was affiliated with Weight Watchers International, holding such titles as Psychological Director and Executive Director of One to One Weight management System, a subsidiary of Weight Watchers. Dr. Stuart has been employed part time with the University of Utah since 1977 and is presently Professor of Family and Community Medicine and Professor of Social Work. Dr. Stuart is also a director of Domino Investments, Inc., a Utah publicly-held corporation organized for the same general purpose as the Company, until 1985, when it merged with General Automotive Corp. He continues to serve as a director of such company. Dr. Stuart completed his undergraduate training at New York University in 1955 and received his masters and doctoral degrees from Columbia University in 1960 and 1965 respectively.

Philip C. Gugel has been a private investor and businessman for the past five years. Since 1986 he has been the Chief Executive
Officer of Hawthorne Capital Corporation, a private company which owns and operates a Molly Maid franchise in Modesto, CA.

Jack M Gertino, has been a private investor and business consultant in Salt Lake City, Utah, for the past five years. From June 1995 through October 1996, Mr. Gertino was an owner of a Tunex Service Center franchise in Layton, Utah, which offers automotive Tune-up services. He is currently pursuing a number of real estate projects, including the recent purchase and operation of a commercial office building in Salt Lake City. From February 1992 to the present, he has served as a director of Red Horse Entertainment Corporation, a publicly held shell corporation seeking a business acquisition. Since February 1997, he has also served as an officer and director of Lazarus Industries, Inc., a publicly held shell corporation seeking a business acquisition.

Other Shell Company Activities

Mr. Gertino is currently a director of Red Horse Entertainment Corporation and Lazarus Industries, Inc., both publicly held shell corporations seeking a business acquisition. The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

                ITEM 10.  EXECUTIVE COMPENSATION

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under "BUSINESS." In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

On March 11, 1999, the Company granted to Richard B. Stuart, Phillip C. Gugel and Jack M. Gertino options to purchase 200,000 shares of common stock each at an exercise price of $0.1875, which was the average of the bid and asked prices for the common stock on that date. The options are vested and expire in March 2009. The options were issued to compensate these persons for their services to the Company over the past 13 years, for which they have received no other compensation.

The following table sets forth certain information with respect to unexercised options held by the executive officers as of December 31, 1999.

Name and Principal      Number of Securities         Value of Unexercised
Position               Underlying Unexercised        In-the-Money Options
                             Options at              December 31, 1999 ($)(1)
                        December 31, 1999 (#)

                     Exerciseable/Unexerciseable   Exerciseable/Unexerciseable

Richard G. Stuart          200,000/-0-                     -0-/-0-
 President

Philip C. Gugel            200,000/-0-                     -0-/-0-
 Vice President

Jack M. Gertino            200,000/-0-                     -0-/-0-
 Secretary and Treasurer

(1) This value is determined on the basis of the difference between the average of the high bid and asked prices on December
31, 1999, of the securities underlying the options, which was $0.1719, and the exercise price.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of March 1, 2000, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                     Common    Options(1)     Percent of
                                     Shares                    Class(2)
Name and Address

Richard B. Stuart (3)                175,680    200,000           9.9
10 West 100 South, Suite 610
Salt Lake City, Utah 84101

Philip C. Gugel (3)                  131,760    200,000           8.7
10 West 100 South, Suite 610
Salt Lake City, Utah 84101

Jack M. Gertino (3)                  175,680    200,000           9.9
10 West 100 South, Suite 610
Salt Lake City, Utah 84101

All Executive officers and           483,120    600,000          25.8
 Directors  as a  Group
 (3 persons)

(1) These figures represent options that are vested or will vest within 10 years from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(3) Messrs. Stuart, Gugel and Gertino are all of the officers and directors of the Company.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit    SEC Ref.      Title of Document                  Location
  No.         No.

  1        (3)(i)     Articles of Incorporation, as amended     *

  2       (3)(ii)     By-Laws                                   *

  3       (10)       Option  granted to Richard B.  Stuart      *
                     March 11, 1999
  4       (10)       Option  granted  to Philip  C.  Gugel      *
                     March 11, 1999
  5       (10)       Option  granted  to Jack  M.  Gertino      *
                     March 11, 1999
  6       (10)       Warrant  granted to  Mark  E.  Lehman      *
                     March 11, 1999
  7       (27)       Financial Data Schedules                   **

 .
* These exhibits are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 13, 1999.

**    The  Financial  Data  Schedule  is  included  only  in  the electronic filing of this report with the Securities and Exchange
Commission.

Form 8-K Filings

No reports on Form 8-K were filed in the last calendar quarter of 1999.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMET TECHNOLOGIES, INC.


Date: March 28, 2000               By: /s/ Richard B. Stuart
                                       Richard B. Stuart, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 28, 2000             /s/ Richard B. Stuart, Director


Dated: March 28, 2000            /s/ Philip Gugel, Director


Dated: March 28, 2000            /s/ Jack M. Gertino, Director

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)

                      Financial Statements

                   December 31, 1999 and 1998

                            CONTENTS


Independent Auditors' Report                                  F-2

Balance Sheet                                                 F-3

Statements of Operations                                      F-4

Statements of Stockholders' Equity                            F-5

Statements of Cash Flows                                      F-6

Notes to the Financial Statements                             F-7

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
Comet Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Comet Technologies, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and from inception on February 7, 1986 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comet Technologies, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception on February 7, 1986 through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.



Jones, Jensen, & Company
Salt Lake City, Utah
March 6, 2000

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheet


                             ASSETS

                                                     December 31,
                                                     1999

CURRENT ASSETS

 Cash and cash equivalents                          $  199,075

  Total Current Assets                                 199,075

  TOTAL ASSETS                                      $  199,075


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                   $       -
 Taxes payable                                             100

  Total Current Liabilities                                100

  Total Liabilities                                        100
STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value, 5,000,000
   shares authorized; none issued or outstanding            -
 Common stock, $0.001 par value, 20,000,000
  shares authorized; 3,598,000 issued and
  outstanding                                            3,598
 Capital in excess of par value                        238,561
 Deficit accumulated during the development stage      (43,184)

  Total Stockholders' Equity                           198,975

  TOTAL LIABILITIES AND  STOCKHOLDERS'
   EQUITY                                           $  199,075


  The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Operations


                                                                     From
                                                                 Inception on
                                                                 February 7,
                                   For the Years Ended          1986 through
                                     December 31,               December 31,
                                 1999            1998               1999

REVENUES                        $   -           $  -              $     -

EXPENSES

 General and administrative      7,961          9,224               171,694

  Total Expenses                 7,961          9,224               171,694

LOSS FROM OPERATIONS            (7,961)        (9,224)             (171,694)

OTHER INCOME (LOSS)

 Dividend income                    -               -                 5,493
 Interest income                 8,106           7,463              129,667
 Unrealized loss from
   marketable securities            -               -                (6,650)

  Total Other Income (Loss)      8,106           7,463              128,510

NET INCOME (LOSS)              $   145        $ (1,761)          $  (43,184)

BASIC INCOME (LOSS) PER SHARE  $  0.00        $   0.00

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING          3,598,000       3,598,000


 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Statements of Stockholders' Equity
  From Inception on February 7, 1986 through December 31, 1999


                                                                    Deficit
                                                                   Accumulated
                                                      Capital in      During
                                 Common Stock         Excess of    Development
                              Shares      Amount      Par Value       Stage

Balance at Inception on
  February 7, 1986               -        $   -        $   -         $   -

Issuance of 1,098,000 shares
 of common stock to officers,
 directors and other
 individuals for $0.023
 per share on
 February 7, 1986           1,098,000       1,098       23,902           -

Public offering of the
 Company's common stock
 (Note 2)                   2,500,000       2,500      247,500           -

Deferred offering costs
 offset against capital
 in excess of par value          -             -       (32,841)          -

Net loss from inception on
 February 7, 1986 through
 December 31, 1997               -             -            -        (41,568)

Balance, December 31, 1997  3,598,000        3,598     238,561       (41,568)

Net loss for the year ended
   December 31, 1998             -             -            -         (1,761)

Balance, December 31, 1998  3,598,000        3,598     238,561       (43,329)

Net income for the year ended
  December 31, 1999              -             -            -            145

Balance, December 31, 1999  3,598,000      $ 3,598   $ 238,561     $ (43,184)


 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows


                                                                      From
                                                                  Inception on
                                                                   February 7,
                                    For the Years Ended           1986 through
                                     December 31,                 December 31,
                                    1999             1998              1999

CASH FLOWS FROM OPERATING ACTIVITIES

Income (loss) from operations     $   145        $ (1,761)        $ (43,184)
 Adjustments to reconcile net
  income (loss) to net cash (used)
  provided by operating activities:
  Amortization                         -               -                301
 Change in operating assets and
  liabilities:
  (Increase) decrease in prepaid
  expenses                           101             (101)               -
  Increase in taxes payable            -               -               300
  Increase (decrease) in
   accounts payable               (2,246)           2,129             (201)

  Net Cash Provided (Used) by
    Operating Activities          (2,000)             267          (42,784)

CASH FLOWS FROM INVESTING ACTIVITIES   -               -                 -

CASH FLOWS FROM FINANCING ACTIVITIES

 Organizational costs                  -               -              (300)
 Net stock offering proceeds           -               -           242,159

  Net Cash Provided by
  Financing Activities                 -               -           241,859

INCREASE IN CASH AND CASH
 EQUIVALENTS                      (2,000)            267           199,075

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD          201,075         200,808                -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD             $  199,075       $ 201,075         $ 199,075

CASH PAID FOR:

 Taxes                        $      -         $      -          $      -
 Interest                     $      -         $      -          $      -


 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                       December 31, 1999


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a. Organization

       The financial statements presented are those of Comet Technologies, Inc. (the "Company"). The Company was incorporated in the State of Nevada on February 7, 1986. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area or direction that it will follow. Therefore, no principal operations have yet begun.

       b. Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

       c. Basic Income (Loss) Per Share

       The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:
                                                      December 31,
                                                   1999          1998

       Numerator - income (loss)                 $    145     $  (1,761)
       Denominator - weighted average number of
         shares outstanding                     3,598,000     3,598,000

       Income (loss) per share                   $   0.00     $    0.00

       d. Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e. Income Taxes

       No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $43,000 at December 31, 1999 expire in 2002 through 2019. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                       December 31, 1999

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 -   GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.