Form 10QSB
period 2000-03-31
COMET TECHNOLOGIES INC
filed 2000-05-12
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                   Commission File No. 0-26059

                    COMET TECHNOLOGIES, INC.
 (Exact name of small business issuer as specified in its charter)

           Nevada                          87-0430322
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

    10 West 100 South, Suite 610, Salt Lake City, Utah  84101
            (Address of principal executive offices)

                         (801) 532-7851
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2000: 3,598,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                    COMET TECHNOLOGIES, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Balance  Sheets as of March 31, 2000  and       4
          December 31, 1999

          Statements  of Operations for  the  Three
          Months Ended March 31, 2000 and 1999 and From   5
          Inception  on  February 7,  1986  Through
          March 31, 2000

          Statements  of Cash Flows for  the  Three
          Months Ended March 31, 2000 and 1999 and From
          Inception  on  February 7,  1986  Through       6
          March 31, 2000

          Notes to the Financial Statements               7

          Management's Discussion and  Analysis  of
          Financial Condition                             9

PART II.  Other Information                              10

          Exhibits and Reports on Form 8-K               10

          Signatures                                     10

                             PART I.
                      Financial Information

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

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                             March 31,          December 31,
                                             2000                1999

CURRENT ASSETS

 Cash and cash equivalents                $  200,139            $199,075

 Total Current Assets                        200,139             199,075

 TOTAL ASSETS                             $  200,139            $199,075

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                          $     857             $      -
 Taxes payable                                   100                  100

 Total Current Liabilities                       957                  100

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value,
  5,000,000 shares authorized;
  none issued or outstanding                       -                    -
 Common stock: $0.001 par value, 20,000,000
  shares authorized; 3,598,000 and
  3,598,000 issued and outstanding,
  respectively                                 3,598                3,598
 Capital in excess of par value              238,561              238,561
 Deficit accumulated during the
   development stage                         (42,977)             (43,184)

 Total Stockholders' Equity                  199,182              198,975

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $  200,139           $  199,075

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Operations


                                                                   From
                                                                   Inception on
                                                                   February 7,
                                    For the Three Months Ended     1986 Through
                                           March 31,               March 31,
                                      2000              1999       2000

REVENUES                           $     -          $     -        $     -

EXPENSES

 General and administrative          2,041              660        173,735

 Total Expenses                      2,041              660        173,735

LOSS FROM OPERATIONS                (2,041)            (660)      (173,735)

OTHER INCOME (EXPENSE)

 Interest income                     2,248              583        131,915
 Dividend income                         -                -          5,493
 Unrealized loss from marketable
   Securities                            -                -         (6,650)

 Total Other Income (Expense)        2,248              583        130,758

NET INCOME (LOSS)                   $  207            $ (77)     $ (42,977)

BASIC INCOME (LOSS) PER SHARE       $ 0.00            $(0.00)

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows

                                                                       From
                                                                   Inception on
                                                For the Three       February 7,
                                                Months Ended       1986 Through
                                                  March 31,          March 31,
                                                2000       1999         2000

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                            $   207     $  (77)    $ (42,977)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
  Amortization                                      -          -           301
 Changes in operating assets and liabilities:
  (Increase) decrease in prepaid
   expenses                                         -     (1,899)            -
  Increase (decrease) in accounts
   payable                                        857      1,169           656
  Increase (decrease) in taxes payable              -          -           300

   Net Cash Provided (Used) by Operating
    Activities                                  1,064       (807)      (41,720)

CASH FLOWS FROM INVESTING ACTIVITIES                -          -             -

CASH FLOWS FROM FINANCING ACTIVITIES

 Organization costs                                 -          -          (300)
 Common stock issued for cash                       -          -       242,159

 Net Cash Provided by Financing
   Activities                                       -          -       241,859

NET INCREASE (DECREASE) IN CASH                 1,064       (807)      200,139

CASH AT BEGINNING OF PERIOD                   199,075    201,075             -

CASH AT END OF PERIOD                       $ 200,139   $200,268     $ 200,139

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

 Interest                                   $      -    $      -     $       -
 Income taxes                               $      -    $      -     $       -

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a. Organization

       The financial statements presented are those of Comet Technologies, Inc. (a development stage company) (the Company"). The Company was incorporated in the State of Nevada on February 7, 1986. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area or direction that it will follow. Therefore, no principal operations have yet begun.

       b. Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

       c. Basic Income (Loss) Per Share

       The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.

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

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
               `Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

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

Results of Operations

Three Months periods Ended March 31, 2000 and 1999

The Company had no revenue from continuing operations for the periods ended March 31, 2000 and 1999.

General and administrative expenses for the three month periods ended March 31, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,041and $660 for the three-month periods ended March 31, 2000 and 1999, respectively.

The Company's cash is invested in short-term, liquid cash equivalents. Interest income in the three-month periods ended March 31, 2000 and 1999, was $2,248 and $583, respectively. As a result of the foregoing factors, the Company realized a net gain of $207 for the three months ended March 31, 2000, as compared to a net loss of $77 for the same period in 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital of approximately $200,139, as compared to $199,075 at December 31, 1999. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

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

                    PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended March 31, 2000 (Exhibit ref. No. 27).


                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMET TECHNOLOGIES, INC.


Date: May 11, 2000            By: /s/ Jack Gertino, Secretary/Treasurer