Form 10QSB
period 2000-06-30
COMET TECHNOLOGIES INC
filed 2000-08-08
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2000 3,598,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                    COMET TECHNOLOGIES, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Balance  Sheets as of June 30,  2000  and
          December 31, 1999                               3

          Statements  of Operations for  the  Three
          Months and Six  Months Ended June 30, 2000
          and  1999 and From   Inception  on
          February  7,   1986 Through June 30, 1999       4

          Statements  of Cash Flows for  the  Three
          Months and Six  Months Ended June 30, 2000
          and  1999 and From Inception on
          February  7,   1986 Through June 30, 1999       5

          Notes to the Financial Statements               6

          Management's Discussion and  Analysis  of
          Financial Condition                             8

PART II.  Other Information                               9

          Exhibits and Reports on Form 8-K                9

          Signatures                                      9

                             PART I.
                      Financial Information

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                            June 30,       December 31,
                                             2000              1999
                                          (Unaudited)
CURRENT ASSETS

 Cash                                     $  198,558         $  199,075

  Total Current Assets                       198,558            199,075

  TOTAL ASSETS                            $  198,558         $  199,075


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Taxes payable                            $      100          $     100

  Total Current Liabilities                      100                100

  TOTAL LIABILITIES                              100                100

STOCKHOLDERS' EQUITY

 Common stock: 20,000,000 shares authorized
  of $0.001 par value, 3,598,000 shares
  issued and outstanding                       3,598              3,598
 Additional paid-in capital                  238,561            238,561
 Deficit accumulated during the development
  stage                                      (43,701)           (43,184)

  Total Stockholders' Equity                 198,458            198,975

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $  198,558          $ 199,075

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)


                                                                       From
                                                                   Inception on
                                 For the            For the         February 7,
                           Three Months Ended   Six Months Ended   1986 Through
                               June 30,             June 30,          June 30,
                            2000         1999    2000        1999       2000

REVENUES                  $     -     $     -  $    -      $   -     $   -

EXPENSES

General and administrative  3,106       2,325   5,147      2,985   176,841

  Total Expenses            3,106       2,325   5,147      2,985   176,841

LOSS FROM OPERATIONS       (3,106)     (2,325) (5,147)    (2,985) (176,841)
OTHER INCOME (LOSS)

 Dividend income                -           -       -          -     5,493
 Interest income            2,382       2,158   4,630      2,741   134,297
 Unrealized loss from
  marketable securities         -           -       -          -    (6,650)

 Total Other Income (Loss)  2,382       2,158   4,630      2,741   133,140

NET LOSS                  $  (724)    $  (167) $ (517)  $   (244) $(43,701)

BASIC LOSS PER SHARE      $ (0.00)    $ (0.00) $(0.00)  $  (0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING             3,598,000   3,598,000 3,598,000 3,598,000

                         COMET TECHNOLOGIES, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)


                                                                         From
                                                                    Inception on
                                    For the            For the      February 7,
                              Three Months Ended  Six Months Ended  1986 Through
                                   June 30,           June 30,        June 30,
                                2000       1999    2000     1999        2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                    $   (724)  $  (167)  $  (517)  $  (244)  $(43,701)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Amortization                      -         -         -         -        301
 Changes in operating assets and
  liabilities:
  Increase in prepaid expenses      -         -         -    (1,899)         -
  Increase in taxes payable         -         -         -         -        300
  Increase (decrease) in accounts
    payable                      (857)      153         -     1,322       (201)

 Net Cash Used by Operating
  Activities                   (1,581)      (14)     (517)     (821)   (43,301)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                        -         -         -         -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Organizational costs               -         -         -         -       (300)
 Net stock offering proceeds        -         -         -         -    242,159

Net Cash Provided by Financing
 Activities                         -         -         -         -    241,859

NET INCREASE (DECREASE)
 IN CASH                       (1,581)      (14)     (517)     (821)   198,558

CASH AT BEGINNING OF PERIOD   200,139   200,268   199,075   201,075          -

CASH AT END OF PERIOD        $198,558  $200,254  $198,558  $200,254   $198,558

CASH PAID FOR:

 Interest               $      -     $      -    $      -     $    -   $    -
 Income taxes           $      -     $      -    $      -     $    -   $    -

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


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

       c. Basic Earnings Per Share
                                       For the             For the
                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                  2000       1999     2000         1999

       Loss (Numerator)       $  (724)    $  (167)   $ (517)    $  (244)

       Shares (Denominator) 3,598,000   3,598,000 3,598,000   3,598,000

       Per Share Amount       $ (0.00)    $ (0.00)  $ (0.00)    $ (0.00)

       The computation of basic earnings per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements.

       d. Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e. Income Taxes

       No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $43,700 at June 30, 2000 expire in 2020. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

       f.  Unaudited Financial Statements

       The  accompanying  unaudited financial statements  include
       all   of   the  adjustments  which,  in  the  opinion   of
       management,  are necessary for a fair presentation.   Such
       adjustments are of a normal recurring nature.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


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

Results of Operations

Six Months periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the periods ended June 30, 2000 and 1999.

General and administrative expenses for the three month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,147 and $2,985 for the six-month periods ended June 30, 2000 and 1999, respectively.

The Company's cash is invested in short-term, liquid cash equivalents. Interest income in the six-month periods ended June 30, 2000 and 1999, was $4,630 and $2,741, respectively. As a result of the foregoing factors, the Company realized a net loss of $517 for the six months ended June 30, 2000, as compared to a net loss of $244 for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital of approximately $198,458, as compared to $199,075 at December 31, 1999. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period ended June 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMET TECHNOLOGIES, INC.


Date: August 8, 2000          By: /s/ Jack Gertino, Secretary/Treasurer