Form 10QSB
period 2000-09-30
COMET TECHNOLOGIES INC
filed 2000-11-09
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                   Commission File No. 0-26059

                    COMET TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                              87-0430322
(State or other jurisdicition of     (IRS Employer Identification No.)
incorporation or organization)

    10 West 100 South, Suite 610, Salt Lake City, Utah  84101
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

State  the number of shares outstanding of each of the  issuer's
classes  of  common equity as of September 30, 2000:   3,598,000
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                    COMET TECHNOLOGIES, INC.

                              INDEX
                                                                          Page

PART I.  Financial Information                                               3

         Balance Sheets as of September 30, 2000 and December 31, 1999       3

         Statements  of Operations for  the  Three Months and
         Nine Months Ended September 30, 2000 and 1999 and
         From Inception on February 7, 1986 Through June 30, 1999            4

         Statements of Cash Flows for the Three Months and
         Nine Months Ended September 30, 2000  and 1999 and
         From Inception on February 7, 1986 Through June 30, 1999            5

         Notes to the Financial Statements                                   6

         Management's Discussion and Analysis of Financial Condition         8

PART II. Other Information                                                   9

         Exhibits and Reports on Form 8-K                                    9

         Signatures                                                          9

                             PART I.
                      Financial Information

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                               September 30,      December 31,
                                                       2000              1999
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                           $  198,904         $  199,075

  Total Current Assets                             198,904            199,075

  TOTAL ASSETS                                  $  198,904         $  199,075


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Taxes payable                                  $      100        $      100

  Total Current Liabilities                            100               100

  TOTAL LIABILITIES                                    100               100

STOCKHOLDERS' EQUITY

 Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares issued
  and outstanding                                    3,598             3,598
 Additional paid-in capital                        238,561           238,561
 Deficit accumulated during the development stage  (43,355)          (43,184)

  Total Stockholders' Equity                       198,804           198,975

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                       $  198,904         $ 199,075

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)


                                                                       From
                                                                  Inception on
                                 For the           For the      February 7, 1986
                           Three Months Ended  Nine Months Ended      Through
                              September 30,       September 30,   September 30,
                            2000        1999      2000      1999        2000

REVENUES                    $     -     $     -   $    -    $     -   $      -

EXPENSES

 General and administrative   2,044       1,150     7,191     4,135    178,885

  Total Expenses              2,044       1,150     7,191     4,135    178,885

LOSS FROM
OPERATIONS                   (2,044)     (1,150)   (7,191)   (4,135)  (178,885)

OTHER INCOME

 Dividend income                  -           -         -         -      5,493
 Interest income              2,390       2,113     7,020     4,854    136,687
 Unrealized loss from
  marketable securities           -           -         -         -     (6,650)

  Total Other Income          2,390       2,113     7,020     4,854    135,530

NET INCOME (LOSS)           $   346     $   963   $  (171)  $   719  $ (43,355)

BASIC INCOME (LOSS) PER
 SHARE                      $  0.00     $ 0.00    $ (0.00)  $ 0.00

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING              3,598,000   3,598,000   3,598,000  3,598,000

                         COMET TECHNOLOGIES, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                                  From
                                                                              Inception on
                                         For the Three       For the Nine   February 7, 1986
                                          Months Ended       Months Ended       Through
                                          September 30,      September 30,    September 30,
                                         2000      1999     2000       1999       2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                      $   346  $     963  $  (171)  $   719  $ (43,355)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Amortization                                -          -        -         -        301
 Changes in operating assets and
  liabilities:
Increase in prepaid expenses                  -          -        -    (1,899)         -
Increase in taxes payable                     -       (100)       -      (100)       300
  Increase (decrease) in accounts
   payable                                    -     (2,643)       -    (1,321)      (201)

   Net Cash Provided (Used) by
    Operating Activities                    346     (1,780)    (171)   (2,601)   (42,955)

CASH FLOWS FROM INVESTING
 ACTIVITIES:                                  -          -        -         -        301

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Organizational costs                         -          -         -         -      (300)
 Net stock offering proceeds                  -          -         -         -   242,159

  Net Cash Provided by Financing
    Activities                                -          -         -         -   241,859

NET INCREASE (DECREASE)
 IN CASH                                    346     (1,780)     (171)   (2,601)  198,904

CASH AT BEGINNING OF PERIOD             198,558    200,254   199,075   201,075         -

CASH AT END OF PERIOD                  $198,904   $198,474  $198,904  $198,474  $198,904

CASH PAID FOR:

 Interest                              $     -    $      -  $      -  $      -  $      -
 Income  taxes                         $     -    $      -  $      -  $      -  $      -

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2000 and December 31, 1999

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

       c. Basic Earnings Per Share
                           For the                      For the
                           Three Months Ended           Nine Months Ended
                           September 30,                September 30,
                           2000         1999           2000          1999
 Income (loss)
   (numerator)            $     346    $     963     $    (171)     $     719
 Shares (denominator)     3,598,000    3,598,000     3,598,000      3,598,000

 Per Share Amount         $    0.00    $    0.00     $   (0.00)     $    0.00

       The computation of basic earnings per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements.

       d. Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e. Income Taxes

       No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $43,400 at September 30, 2000 expire in 2020. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

       f.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
            September 30, 2000 and December 31, 1999

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

Results of Operations

Three and Nine Months Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three and nine-month periods that ended September 30, 2000 and 1999.

General and administrative expenses for the three and nine month periods that ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,044 and $1,150 for the three-month periods, and $7,191 and $4,135 for the nine-month periods that ended September 30, 2000 and 1999, respectively.

The Company's cash is invested in short-term, liquid cash equivalents. Interest income was $2,390 and $2,113 for the three-month periods, and $7,020 and $4,854 for the nine-month periods that ended September 30, 2000 and 1999, respectively. As a result of the foregoing factors, the Company realized net income of $346 for the three months ended, and a net loss of $171 for the nine months ended September 30, 2000, as compared to net income of $963 and $719 for the same periods in 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of approximately $198,804, as compared to $198,975 at December 31, 1999. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: On September 28, 2000, the Company filed a report on Form 8-K reporting under Item 5. Other Information that the Company entered into a letter of intent on September 27, 2000, for the acquisition of SE Global Equities Company Limited.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period ended September 30, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMET TECHNOLOGIES, INC.


Date:  November 3, 2000           By:   /s/ Jack Gertino
                                  Jack Gertino, Secretary/Treasurer