Form 10KSB
period 2000-12-31
COMET TECHNOLOGIES INC
filed 2001-03-13
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 2000, or

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

                 Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year:  $9,392

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on February 7, 2001, was $404,934

As of December 31, 2000, the Registrant had outstanding 3,598,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          Page

Part I

1.   Description of Business                                         3

2.   Description of Properties                                       6

3.   Legal Proceedings                                               7

4.   Submission of Matters to a Vote of Security Holders             7

Part II

5.   Market for Common Equity and Related Stockholder Matters        7

6.   Management's Discussion and Analysis of Financial Condition     8
     and Results of Operations

7.   Financial Statements                                            9

8.   Changes in and Disagreements with Accountants                   9
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control            9
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                         10

11.  Security Ownership of Certain Beneficial Owners and Management 11

12.  Certain Relationships and Related Transactions                 11

13.  Exhibits and Reports on Form 8-K                               12

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

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

No matter was submitted to a vote of security holders in the fourth quarter of 2000.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. For the past two calendar years to the present, transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

  Calendar Quarter        High Bid ($)           Low Bid ($)
       Ended

March 31, 1999             0.1250                0.1250
June 30, 1999              0.1250                0.1250
September 30, 1999         0.1250                0.0938
December 31, 1999          0.1250                0.1250

March 31, 2000             0.1875                0.1250
June 30, 2000              0.2500                0.1250
September 30, 2000         0.3750                0.1250
December 31, 2000          0.3750                0.0625

There are outstanding options to purchase 600,000 shares of common stock at an exercise price of $0.1875, which expire in March 2009. There is an outstanding warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.1875, which expires in March 2009. All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 483,120 shares which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At December 31, 2000, there were approximately 100 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 2000 and 1999

The Company had no revenue from continuing operations for the periods ended December 31, 2000 and 1999.

General and administrative expenses for the periods ended December 31, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $11,195 and $7,961 for the periods ended December 31, 2000 and 1999, respectively. General and administrative expenses in the period ended December 31, 2000 were more than in the period ended December 31, 1999 primarily due to the number of business opportunities reviewed during the year in which professional services were required.

The Company had no interest expense in the periods ending December 31, 2000 or 1999. Interest income in the periods ended December 31, 2000 and 1999, respectively, resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $9,392 and $8,106 in the periods ended December 31, 2000 and 1999, respectively. Interest income has increased from period to period primarily because of the additional interest earned on interest accumulated in prior periods.

As a result of the foregoing factors, the Company realized a net loss of $1,803 for the period ended December 31, 2000, as compared to a net gain of $145 for the same period in 1999.

Liquidity and Capital Resources

At December 31, 2000, the Company had working capital of approximately $197,172 as compared to $198,975 at December 31, 1999. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions (1)                  Since

Richard B. Stuart   62   President and Director         1986

Philip C. Gugel     58   Vice President and Director    1986

Jack M. Gertino     61   Secretary, Treasurer and       1986
                         Director
All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Richard Stuart is President and a director of Compuscore, a privately held company providing computer scoring of clinical protocols. From 1972 to 1983, Dr. Stuart was affiliated with Weight Watchers International, holding such titles as Psychological Director and Executive Director of One to One Weight Management System, a subsidiary of Weight Watchers. Dr. Stuart has been employed part time with the University of Utah since 1977 and is presently Professor of Family and Community Medicine and Professor of Social Work. Dr. Stuart is also a director of Domino Investments, Inc., a Utah publicly-held corporation organized for the same general purpose as the Company, until 1985, when it merged with General Automotive Corp. He continues to serve as a director of such company. Dr. Stuart completed his undergraduate training at New York University in 1955 and received his masters and doctoral degrees from Columbia University in 1960 and 1965 respectively.

Philip C. Gugel has been a private investor and businessman for five years prior to his retirement in August 2000. From 1986 until August 2000 he has been the Chief Executive Officer of Hawthorne Capital Corporation, a private company that owns and operates a Molly Maid franchise in Modesto, CA.

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

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

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

The following table sets forth certain information with respect to unexercised options held by the executive officers as of December 31, 2000.

                              Number of Securities        Value of Unexercised
Name and Principal      Underlying Unexercised Options     In-the-Money Options
Position                  at December 31, 2000 (#)   at December 31, 2000 ($)(1)

                         Exerciseable/Unexerciseable  Exerciseable/Unexeriseable

Richard B. Stuart, President      200,000/ -0-                 -0-/ -0-

Philip C. Gugel, Vice President   200,000/ -0-                 -0-/ -0-

Jack M. Gertino
  Secretary and Treasurer         200,000/ -0-                 -0-/ -0-

(1) This value is determined on the basis of the difference between the average of the high bid and asked prices on December
31, 2000, of the securities underlying the options, which was $0.1719, and the exercise price.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of December 31, 2000, the number and percentage of the 3,598,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Exhibit  SEC Ref.   Title of Document                                  Location
 No.      No.

  1      (3)(i)     Articles of Incorporation, as amended                   *

  2     (3)(ii)     By-Laws                                                 *

  3       (10)      Option  granted to Richard B.  Stuart March 11, 1999    *

  4       (10)      Option  granted  to Philip  C.  Gugel March 11, 1999    *

  5       (10)      Option  granted  to Jack  M.  Gertino March 11, 1999    *

  6       (10)      Warrant  granted to  Mark  E.  Lehman March 11, 1999    *

* These exhibits are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 13, 1999.

Form 8-K Filings

No reports on Form 8-K were filed in the last calendar quarter of
2000

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMET TECHNOLOGIES, INC.

Date:  March 13, 2001             By: /s/ Richard B. Stuart, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 13, 2001              /s/ Richard B. Stuart, Director


Dated: March 12, 2001              /s/ Philip Gugel, Director


Dated: March 9, 2001              /s/ Jack M. Gertino, Director

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)

                      Financial Statements

                   December 31, 2000 and 1999

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

Statements of Cash Flows                                      F-6

Notes to the Financial Statements                             F-7

INDEPENDENT AUDITORS' REPORT


Board of Directors
Comet Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Comet Technologies, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and from inception on February 7, 1986 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comet Technologies, Inc. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from inception on February 7, 1986 through December 31, 2000, in conformity with generally accepted accounting principles.

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


HJ & Associates, LLC

Salt Lake City, Utah
February 6, 2001

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheet
ASSETS

                                                     December 31,
                                                        2000

CURRENT ASSETS

 Cash and cash equivalents                          $  197,272

  Total Current Assets                                 197,272

  TOTAL ASSETS                                      $  197,272


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                   $        -
 Taxes payable                                             100

  Total Current Liabilities                                100

  Total Liabilities                                        100
STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value, 5,000,000
   shares authorized; none issued or outstanding             -
 Common stock, $0.001 par value, 20,000,000
  shares authorized; 3,598,000 issued and
  outstanding                                            3,598
 Capital in excess of par value                        238,561
 Deficit accumulated during the development stage      (44,987)

  Total Stockholders' Equity                           197,172

  TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                            $  197,272

 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Operations


                                                           From
                                                         Inception on
                                                          February 7,
                                 For the Years Ended      1986 through
                                     December 31,         December 31,
                                  2000          1999          2000

REVENUES                      $        -     $        -    $         -

EXPENSES

 General and administrative       11,195          7,961        182,889

  Total Expenses                  11,195          7,961        182,889

LOSS FROM OPERATIONS             (11,195)        (7,961)      (182,889)
OTHER INCOME (LOSS)

 Dividend income                       -              -          5,493
 Interest income                   9,392          8,106        139,059
 Unrealized loss from
   marketable securities               -              -         (6,650)

  Total Other Income (Loss)        9,392          8,106        137,902

NET INCOME (LOSS)              $  (1,803)    $      145     $  (44,987)

BASIC INCOME (LOSS) PER SHARE  $   (0.00)    $     0.00

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING            3,598,000      3,598,000


 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
               Statements of Stockholders' Equity
  From Inception on February 7, 1986 through December 31, 2000


                                                                        Deficit
                                                                     Accumulated
                                                        Capital in      During
                                      Common Stock       Excess of   Development
                                   Shares      Amount    Par Value      Stage
Balance at Inception on
 February 7, 1986                         -   $      -  $        -   $        -
Issuance of 1,098,000 shares
 of common stock to officers,
 directors and other individuals
 for $0.023 per share on
 February 7, 1986                 1,098,000      1,098      23,902            -

Public offering of the Company's
 common stock (Note 2)            2,500,000      2,500     247,500            -

Deferred offering costs offset
 against capital in excess
 of par value                             -          -     (32,841)           -
Net loss from inception on
 February 7, 1986 through
 December 31, 1997                        -          -           -      (41,568)

Balance,  December 31, 1997       3,598,000      3,598     238,561      (41,568)

Net loss for the year ended
 December 31, 1998                        -          -           -       (1,761)

Balance, December 31, 1998        3,598,000      3,598     238,561      (43,329)

Net income for the year ended
 December 31, 1999                        -          -           -          145

Balance, December 31, 1999        3,598,000      3,598     238,561      (43,184)

Net loss for the year ended
 December 31, 2000                        -          -           -       (1,803)

Balance, December 31, 2000        3,598,000   $  3,598   $ 238,561     $(44,987)

 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows

                                                                            From
                                                                        Inception on
                                                                         February 7,
                                                 For the Years Ended     1986 through
                                                     December 31,        December 31,
                                                 2000          1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Income (loss) from operations                 $  (1,803)   $     145  $    (44,987)
 Adjustments to reconcile net
  income (loss) to net cash (used) provided
  by operating activities:
  Amortization                                         -            -           301
 Change in operating assets and
  liabilities:
  (Increase) decrease in prepaid expenses              -          101             -
  Increase in taxes payable                            -            -           300
  Increase (decrease) in accounts payable              -       (2,246)         (201)

     Net Cash (Used) by Operating Activities      (1,803)      (2,000)      (44,587)

CASH FLOWS FROM INVESTING ACTIVITIES                   -            -             -

CASH FLOWS FROM FINANCING ACTIVITIES

 Organizational costs                                  -            -          (300)
 Net stock offering proceeds                           -            -       242,159

     Net Cash Provided by Financing Activities         -            -       241,859

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      (1,803)      (2,000)      197,272

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                          199,075      201,075             -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                              $ 197,272   $  199,075    $  197,272

CASH PAID FOR:

 Taxes                                         $       -   $        -    $        -
 Interest                                      $       -   $        -    $        -

 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000


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

       c. Basic Income (Loss) Per Share

       The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                           December 31,
                                                       2000            1999

       Numerator - income (loss)                     $  (1,803)     $       145
       Denominator - weighted average number of
         shares outstanding                          3,598,000        3,598,000

       Income (loss) per share                       $   (0.00)     $      0.00

       d. Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e. Provision for Taxes

       No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $45,000 at December 31, 2000 expire in 2002 through 2020. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e.  Provision for Taxes (Continued)

       The income tax benefit differs from the amount computed
       at federal statutory rates of approximately 38% as
       follows:
                                                  For the Years Ended
                                                      December 31,
                                                    2000       1999

       Income tax benefit at statutory rate    $   (685)     $    55
       Change in valuation allowance                685          (55)

                                               $      -      $     -

       Deferred tax assets (liabilities) are comprised of the following:

                                                  For the Years Ended
                                                      December 31,
                                                   2000         1999

       Income tax benefit at statutory rate     $ (17,095)    $ (16,410)
       Change in valuation allowance               17,095        16,410

                                                $       -     $       -

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

       f.  Estimates

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

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000


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