Form 10QSB
period 2001-03-31
COMET TECHNOLOGIES INC
filed 2001-05-11
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                   Commission File No. 0-26059

                    COMET TECHNOLOGIES, INC.
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          87-0430322
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

    10 West 100 South, Suite 610, Salt Lake City, Utah  84101
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2001 3,598,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                    COMET TECHNOLOGIES, INC.

                              INDEX
                                                               Page
PART I.    Financial Information                                 3

           Balance Sheets as of March 31, 2001 and               3
           December 31, 2000

           Statements of Operations for the Three Months Ended   4
           March 31, 2001 and 2000 and from Inception on
           February  7,  1986 through  March  31, 2001

           Statements of Cash Flows for the Three Months Ended   5
           March 31, 2001 and 2000 and from Inception on
           February 7, 1986 through March 31, 2001

           Notes to the Financial Statements                     6

           Management's Discussion and Analysis  of              8
           Financial Condition

PART II    Other Information                                     9

           Exhibits and Reports on Form 8-K                      9

SIGNATURES                                                       9

                             PART I.
                      Financial Information

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                   March 31,    December 31,
                                                     2001           2000
                                                          (Unaudited)
CURRENT ASSETS

 Cash                                              $ 194,586    $ 197,272

  Total Current Assets                               194,586      197,272

  TOTAL ASSETS                                     $ 194,586    $ 197,272


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                   $    76     $       -
 Taxes payable                                            -           100

  Total Current Liabilities                              76           100

  TOTAL LIABILITIES                                      76           100

STOCKHOLDERS' EQUITY

 Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares issued
  and outstanding                                     3,598         3,598
 Additional paid-in capital                         238,561       238,561
 Deficit accumulated during the development stage   (47,649)      (44,987)

  Total Stockholders' Equity                        194,510       197,172

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                         $ 194,586     $ 197,272

 The accompanying notes are an integral part of these financial statements

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                             From
                                                                         Inception on
                                                                          February 7,
                                            For the Three Months Ended   1986 Through
                                                        March 31,          March 31,
                                                   2001         2000         2001
REVENUES                                        $       -    $      -    $        -

EXPENSES

 General and administrative                        4,899        2,044       187,788

  Total Expenses                                   4,899        2,044       187,788

LOSS FROM OPERATIONS                              (4,899)      (2,044)     (187,788)

OTHER INCOME

 Dividend income                                       -             -        5,493
 Interest income                                   2,237         2,390      141,296
 Unrealized loss from marketable securities            -             -       (6,650)

  Total Other Income                               2,237         2,390      140,139

NET INCOME (LOSS)                              $  (2,662)    $     346   $  (47,649)

BASIC INCOME (LOSS) PER SHARE                  $    0.00     $    0.00


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            3,598,000     3,598,000

 The accompanying notes are an integral part of these financial statements

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                                          From
                                                                      Inception on
                                                                       February 7,
                                          For the Three Months Ended  1986 Through
                                                     March 31,          March 31,
                                                 2001        2000        2001

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                            $  (2,662)  $     346   $(47,649)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Amortization                                        -           -        301
 Changes in operating assets and liabilities:
  Increase (decrease) in taxes payable             (100)          -        200
  Increase (decrease) in accounts payable            76           -       (125)

   Net Cash Provided (Used) by Operating
     Activities                                  (2,686)        346     (47,273)

CASH FLOWS FROM INVESTING ACTIVITIES                  -           -           -

CASH FLOWS FROM FINANCING ACTIVITIES

 Organizational costs                                 -           -        (300)
 Net stock offering proceeds                          -           -     242,159

   Net Cash Provided by Financing Activities          -           -     241,859

NET INCREASE (DECREASE) IN CASH                  (2,686)        346     194,586

CASH AT BEGINNING OF PERIOD                     197,272     198,558           -

CASH AT END OF PERIOD                         $ 194,586   $ 198,904   $ 194,586

CASH PAID FOR:

Interest                                      $       -   $       -   $       -
Income taxes                                  $       -   $       -   $       -

 The accompanying notes are an integral part of these financial statements

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2001 and December 31, 2000


NOTE 1-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       c. Basic Earnings Per Share
                                               For the Three Months Ended
                                                        March 31,
                                                   2001        2000
       Income (loss)
        (numerator)                             $    (2,662)  $       346

       Shares (denominator)                       3,598,000     3,598,000

       Per Share Amount                         $      0.00   $      0.00

       The computation of basic earnings per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements.

       d. Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e. Income Taxes

       No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $47,600 at March 31, 2000 expire in 2021. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2001 and December 31, 2000


NOTE 1-                                     SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2-    PUBLIC OFFERING OF UNITS

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

NOTE 3-    PREFERRED STOCK

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

NOTE 4-    GOING CONCERN

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

Results of Operations

Three Months periods Ended March 31, 2001 and 2000

The Company had no revenue from continuing operations for the three months ended March 31, 2001 and 2000.

General and administrative expenses for the three-month periods ended March 31, 2001 and 2000 were $4,899 and $2,044, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $2,237 for the three-months ended March 31, 2001, as compared to interest income of $2,390 for the same period in 2000.

Due to the foregoing factors, the Company realized a net loss of $2,662 for the three months ended March 31, 2001, as compared to a net gain of $346 for the three months ended March 31, 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had working capital of approximately $194,510, as compared to 197,172 at December 31, 2000. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

Reports on Form 8-K

     None

Exhibits

     None

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMET TECHNOLOGIES, INC.

Date: May 10, 2001                      By: /s/ Jack Gertino
                                        Secretary and Treasurer