Form 10QSB
period 2001-06-30
COMET TECHNOLOGIES INC
filed 2001-07-27
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2001, there were 3,598,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                    COMET TECHNOLOGIES, INC.

                              INDEX
                                                       Page

PART I.   Financial Information                           3

          Balance  Sheets as of June 30,  2001  and       3
          December 31, 2000

          Statements  of Operations for  the  Three       4
          Months and
          Six  Months Ended June 30, 2001 and  2000
          and
          From   Inception  on  February  7,   1986
          Through June 30, 2001

          Statements of Stockholders' Equity              5
          From   Inception  on  February  7,   1986
          through June 30, 2001

          Statements  of Cash Flows for  the  Three       8
          Months and
          Six  Months Ended June 30, 2001 and  2000
          and
          From   Inception  on  February  7,   1986
          Through June 30, 2001

          Notes to the Financial Statements               9

          Management's Discussion and  Analysis  of      11
          Financial Condition

PART II.  Other Information                              12

          Exhibits and Reports on Form 8-K               12

          Signatures                                     12

                             PART I.
                      Financial Information

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                  June 30,  December 31,
                                                    2001      2000
                                                (Unaudited)
CURRENT ASSETS

 Cash                                             $ 192,405   $197,272

  Total Current Assets                              192,405    197,272

  TOTAL ASSETS                                    $ 192,405   $197,272


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                 $       -   $      -
 Taxes payable                                            -   $    100

  Total Current Liabilities                               -        100

  TOTAL LIABILITIES                                       -        100

STOCKHOLDERS' EQUITY

 Common stock: 20,000,000 shares authorized
    of $0.001 par value, 3,598,000 shares issued
  and outstanding                                     3,598      3,598
 Additional paid-in capital                         238,561    238,561
 Deficit accumulated during the development stage   (49,754)   (44,987)
  Total Stockholders' Equity                        192,405    197,172

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                         $ 192,405   $ 197,272

 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                                   From
                                                                                Inception on
                                   For the                    For the            February 7,
                             Three Months Ended           Six Months Ended      1986 Through
                                   June 30,                    June 30,            June 30,
                                2001       2000           2001          2000         2001
REVENUES                    $      -   $       -     $        -     $        -     $       -

EXPENSES

 General and administrative    3,529       3,106          8,427          5,147       191,317

  Total Expenses               3,529       3,106          8,427          5,147       191,317

LOSS FROM OPERATIONS          (3,529)     (3,106)        (8,427)        (5,147)     (191,317)

OTHER INCOME (LOSS)

 Dividend income                   -           -              -              -         5,493
 Interest income               1,424       2,382          3,660          4,630       142,720
 Unrealized loss from
  marketable securities            -           -              -              -        (6,650)

  Total Other Income (Loss)    1,424       2,382          3,660          4,630       141,563

NET LOSS                    $ (2,105)  $    (724)    $   (4,767)    $     (517)   $  (49,754)

BASIC LOSS PER SHARE        $  (0.00)  $   (0.00)    $    (0.00)    $    (0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                  3,598,000  3,598,000     3,598,000     3,598,000

 The accompanying notes are an integral part of these financial statements.

                       COMET TECHNOLOGIES, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
       From Inception on February 7, 1986 through June 30, 2001

                                                                                Deficit
                                                                              Accumulated
                                                              Capital in        During
                                         Common Stock          Excess of      Development
                                      Shares       Amount      Par Value         Stage
Balance at Inception on
 February 7, 1986                           -    $       -    $        -    $        -

Issuance of 1,098,000 shares
 of common stock to Officers,
 Directors and other individuals
 for $0.023 per share on
 February 7, 1986                   1,098,000        1,098        23,902             -

Public offering of the Company's
 common stock (Note 2)              2,500,000        2,500       247,500             -

Deferred offering costs offset
 against capital in excess
 of par value                               -            -       (32,841)            -

Net loss from inception on
 February 7, 1986 through
 December 31, 1986                          -            -             -       (11,916)

Balance, December 31, 1986          3,598,000        3,598       238,561       (11,916)

Net loss for the year ended
 December 31, 1987                          -            -             -       (15,751)

Balance, December 31, 1987          3,598,000        3,598       238,561       (27,667)

Net loss for the year ended
 December 31, 1988                          -            -             -       (11,431)

Balance, December 31, 1988          3,598,000        3,598       238,561       (39,098)

Net loss for the year ended
 December 31, 1989                          -            -             -       (14,166)

Balance, December 31, 1989          3,598,000    $   3,598    $  238,561    $  (53,264)

    The accompanying notes are an integral part of these financial statements.

                       COMET TECHNOLOGIES, INC.
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Continued)
       From Inception on February 7, 1986 through June 30, 2001


                                                                          Deficit
                                                                       Accumulated
                                                           Capital in    During
                                      Common Stock          Excess of  Development
                                   Shares       Amount      Par Value     Stage
Balance, December 31, 1989       3,598,000    $   3,598    $ 238,561    $ (53,264)

Net income for the year ended
 December 31, 1990                       -            -            -          684

Balance, December 31, 1990       3,598,000        3,598      238,561      (52,580)

Net loss for the year ended
 December 31, 1991                       -            -            -       (6,658)

Balance, December 31, 1991       3,598,000        3,598      238,561      (59,238)

Net loss for the year ended
 December 31, 1992                       -            -            -       (2,598)

Balance, December 31, 1992       3,598,000        3,598      238,561      (61,836)

Net income for the year ended
 December 31, 1993                       -            -            -        2,270

Balance, December 31, 1993       3,598,000        3,598      238,561      (59,566)

Net income for the year ended
 December 31, 1994                       -            -            -        3,695

Balance, December 31, 1994       3,598,000        3,598      238,561      (55,871)

Net income for the year ended
 December 31, 1995                       -            -            -        4,843

Balance, December 31, 1995       3,598,000        3,598      238,561      (51,028)

Net income for the year ended
 December 31, 1996                       -            -            -        5,199

Balance, December 31, 1996       3,598,000        3,598      238,561      (45,829)

Net income for the year ended
 December 31, 1997                       -            -            -        4,261

Balance, December 31, 1997       3,598,000    $   3,598    $ 238,561   $  (41,568)

    The accompanying notes are an integral part of these financial statements.

                       COMET TECHNOLOGIES, INC.
                     (A Development Stage Company)
            Statements of Stockholders' Equity (Continued)
       From Inception on February 7, 1986 through June 30, 2001

                                                                               Deficit
                                                                             Accumulated
                                                               Capital in      During
                                          Common Stock         Excess of     Development
                                       Shares       Amount     Par Value        Stage
Balance,  December 31, 1997          3,598,000    $  3,598    $ 238,561    $  (41,568)

Net loss for the year ended
 December 31, 1998                           -           -            -        (1,761)

Balance, December 31, 1998           3,598,000       3,598      238,561       (43,329)

Net income for the year ended
 December 31, 1999                           -           -            -           145

Balance, December 31, 1999           3,598,000       3,598      238,561       (43,184)

Net loss for the year ended
 December 31, 2000                           -           -            -        (1,803)

Balance, December 31, 2000           3,598,000       3,598      238,561       (44,987)

Net loss for the six months
 ended June 30, 2001 (unaudited)            -            -            -        (4,767)

Balance, June 30, 2001 (unaudited)  3,598,000    $   3,598    $ 238,561    $  (49,754)

    The accompanying notes are an integral part of these financial statements.

                         COMET TECHNOLOGIES, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)

                                                                                                    From
                                                                                                Inception on
                                                    For the                     For the          February 7,
                                              Three Months Ended           Six  Months Ended    1986 Through
                                                    June 30,                   June 30,            June 30,
                                              2001          2000          2001         2000         2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss                                $    (2,105)   $     (724)   $  (4,767)   $    (517)   $ (49,754)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Amortization                                     -             -            -            -          301
 Changes in operating assets and
  liabilities:
    Increase in taxes payable                      -             -            -            -          300
  Increase (decrease) in accounts
   payable                                      (76)          (857)        (100)           -         (301)

   Net Cash Used by Operating
    Activities                               (2,181)        (1,581)      (4,867)        (517)     (49,454)

CASH FLOWS FROM INVESTING
  ACTIVITIES:                                     -              -            -            -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Organizational costs                             -              -            -            -         (300)
 Net stock offering proceeds                      -              -            -            -      242,159

  Net Cash Provided by Financing
    Activities                                    -              -            -            -      241,859

NET INCREASE (DECREASE)
 IN CASH                                     (2,181)        (1,581)      (4,867)        (517)     192,405

CASH AT BEGINNING OF PERIOD                 194,586        200,139      197,272      199,075            -

CASH  AT END OF PERIOD                    $ 192,405    $   198,558    $ 192,405    $ 198,558    $ 192,405

CASH PAID FOR:

 Interest                                 $       -    $         -    $       -    $       -    $       -
 Income taxes                             $       -    $         -    $       -    $       -    $       -

The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2001 and December 31, 2000


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

       c. Basic Earnings Per Share
                                                   For the
                                              Three Months Ended
                                                   June 30,
                                              2001          2000
       Income (loss)
        (numerator)                       $   (2,105)  $     (724)

       Shares (denominator)                3,598,000    3,598,000

       Per Share Amount                   $     0.00   $     0.00

       The computation of basic earnings per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements.

       d. Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e. Income Taxes

       No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $50,000 at June 30, 2001 expire in 2021. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2001 and December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Results of Operations

Six Months periods Ended June 30, 2001 and 2000

The Company had no revenue from continuing operations for the periods ended June 30, 2001 and 2000.

General and administrative expenses for the six month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $8,427 and $5,147 for the six-month periods ended June 30, 2001 and 2000, respectively.

The Company's cash is invested in short-term, liquid cash equivalents. Interest income in the six-month periods ended June 30, 2001 and 2000, was $3,660 and $4,630, respectively. As a result of the foregoing factors, the Company realized a net loss of $4,767 for the six months ended June 30, 2001, as compared to a net loss of $517 for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had working capital of $192,405, as compared to $197,172 at December 31, 2000. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

     Exhibits:  None.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMET TECHNOLOGIES, INC.


Date:  July 26, 2001           By: /s/ Jack Gertino, Secretary/Treasurer