Form 10QSB
period 2001-09-30
COMET TECHNOLOGIES INC
filed 2001-10-30
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2001, there were 3,598,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                    COMET TECHNOLOGIES, INC.

                              INDEX
                                                                     Page

PART I.   Financial Information                                        3

          Balance Sheets as of September 30, 2001 and December         3
          31, 2000

          Statements of Operations for the Three Months ended          4
          Nine Months Ended September 30, 2001 and 2000 and
          From Inception on February 7, 1986 Through September
          30, 2001

          Statements of Stockholders' Equity From Inception on         5
          February 7, 1986 through September 30, 2001

          Statements of Cash Flows for the Three Months and Nine       8
          Months Ended September 30, 2001 and 2000 and
          From Inception on February 7, 1986 Through September
          30, 2001

          Notes to the Financial Statements                            9

          Management's Discussion and Analysis of Financial Condition 10

PART II.  Other Information                                           10

          Exhibits and Reports on Form 8-K                            10

          Signatures                                                  11

                             PART I.
                      Financial Information

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                         Balance Sheets

                             ASSETS
                                                September 30,   December 31,
                                                    2001           2000
                                                 (Unaudited)

CURRENT ASSETS

 Cash                                             $  191,253    $  197,272

  Total Current Assets                               191,253       197,272

  TOTAL ASSETS                                    $  191,253    $  197,272


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                 $       -    $       -
 Taxes payable                                            -          100

  Total Current Liabilities                               -          100

  TOTAL LIABILITIES                                       -          100

STOCKHOLDERS' EQUITY

 Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares issued
  and outstanding                                     3,598         3,598
 Additional paid-in capital                         238,561       238,561
 Deficit accumulated during the development stage   (50,906)      (44,987)

  Total Stockholders' Equity                        191,253       197,172

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                        $  191,253    $  197,272

 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                                      From
                                                                                 Inception on
                                   For the                   For the              February 7,
                             Three Months Ended          Nine Months Ended       1986 Through
                                 September 30,             September 30,         September 30,
                               2001        2000          2001           2000          2001
REVENUES                   $       -   $        -    $         -    $        -    $         -

EXPENSES

 General and administrative    2,189        2,044         10,616         7,191        193,506

  Total Expenses               2,189        2,044         10,616         7,191        193,506

LOSS FROM OPERATIONS          (2,189)      (2,044)       (10,616)       (7,191)      (193,506)

OTHER INCOME

 Dividend income                   -            -              -             -          5,493
 Interest income               1,037        2,390          4,697         7,020        143,757
 Unrealized loss from
  marketable securities            -            -              -             -         (6,650)

  Total Other Income           1,037        2,390          4,697         7,020        142,600

NET INCOME (LOSS)         $   (1,152)   $     346    $    (5,919)   $     (171)   $   (50,906)

BASIC INCOME (LOSS)
 PER SHARE                $     0.00    $    0.00    $     (0.00)   $     0.00

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                3,598,000    3,598,000      3,598,000     3,598,000

 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Statements of Stockholders' Equity
 From Inception on February 7, 1986 through September 30, 2001

                                                                          Deficit
                                                                        Accumulated
                                                             Capital      During
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

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
         Statements of Stockholders' Equity (Continued)
 From Inception on February 7, 1986 through September 30, 2001

                                                                          Deficit
                                                                        Accumulated
                                                             Capital      During
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

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
         Statements of Stockholders' Equity (Continued)
  From Inception on February 7, 1986 through September 30, 2001

                                                                          Deficit
                                                                        Accumulated
                                                             Capital      During
                                      Common Stock          Excess of   Development
                                   Shares        Amount     Par Value     Stage
Balance,  December 31, 1997      3,598,000    $  3,598    $ 238,561    $ (41,568)

Net loss for the year ended
 December 31, 1998                       -           -            -       (1,761)

Balance, December 31, 1998       3,598,000       3,598      238,561      (43,329)

Net income for the year ended
 December 31, 1999                       -           -            -          145

Balance, December 31, 1999       3,598,000       3,598      238,561      (43,184)

Net loss for the year ended
 December 31, 2000                       -           -            -       (1,803)

Balance, December 31, 2000       3,598,000       3,598      238,561      (44,987)

Net loss for the nine months
 ended September  30, 2001
 (unaudited)                             -           -            -       (5,919)

Balance, September 30, 2001
 (unaudited)                     3,598,000    $  3,598    $ 238,561    $ (50,906)


 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                                              From
                                                                          Inception on
                                                      For the              February 7,
                                                 Nine Months Ended        1986 Through
                                                    September 30,         September 30,
                                                 2001          2000          2001
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $  (5,919)   $     (171)   $  (50,906)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Amortization                                        -             -           301
 Changes in operating assets and liabilities:
   Increase (decrease) in taxes payable            (100)            -           300
  Decrease in accounts payable                        -             -          (301)

   Net Cash Used by Operating Activities         (6,019)         (171)      (50,606)

CASH FLOWS FROM INVESTING ACTIVITIES:                 -             -             -

CASH FLOWS FROM FINANCING ACTIVITIES:

 Organizational costs                                 -             -          (300)
 Net stock offering proceeds                          -             -       242,159

  Net Cash Provided by Financing Activities           -             -       241,859

NET INCREASE (DECREASE) IN CASH                  (6,019)         (171)      191,253

CASH AT BEGINNING OF PERIOD                     197,272       199,075             -

CASH AT END OF PERIOD                        $  191,253    $  198,904    $  191,253

CASH PAID FOR:

 Interest                                    $        -    $        -    $        -
 Income taxes                                $        -    $        -    $        -


 The accompanying notes are an integral part of these financial statements.

                    COMET TECHNOLOGIES, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2001 and December 31, 2000


NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

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

Results of Operations

Nine Months periods Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the periods ended September 30, 2001 and 2000.

General and administrative expenses for the nine month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $10,616 and $7,191 for the nine-month periods ended September 30, 2001 and 2000, respectively.

The Company's cash is invested in short-term, liquid cash equivalents. Interest income in the nine-month periods ended September 30, 2001 and 2000, was $4,697 and $7,020, respectively. As a result of the foregoing factors, the Company realized a net loss of $5,919 for the nine months ended September 30, 2001, as compared to a net loss of $171 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $191,253, as compared to $197,172 at December 31, 2000. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

     Exhibits:  None.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMET TECHNOLOGIES, INC.

Date:  October 24, 2001        By: /s/ Jack Gertino, Secretary/Treasurer