Form 10KSB
period 2001-12-31
COMET TECHNOLOGIES INC
filed 2002-02-26
CIK 798985

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

                         Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $5,338

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on February 4, 2002, was $1,027,910.

As of December 31, 2001, the Registrant had outstanding 3,598,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                                    Page

Part I

1.    Description of Business                                                3

2.    Description of Properties                                              3

3.    Legal Proceedings                                                      3

4.    Submission of Matters to a Vote of Security Holders                    3

Part II

5.    Market for Common Equity and Related Stockholder Matters               4

6.    Management's Discussion and Analysis of Financial Condition            4
      and Results of Operations

7.    Financial Statements                                                   6

8.    Changes in and Disagreements with Accountants                          6
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                   6
      Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                                 7

11.   Security Ownership of Certain Beneficial Owners and Management         8

12.   Certain Relationships and Related Transactions                         8

13.   Exhibits and Reports on Form 8-K                                       8

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

The Company was organized for the purpose of creating a capital resource fund to seek, investigate, and, if warranted, acquire or participate in a favorable business opportunity. Since the completion of the Company's public offering in August 1986, the Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company had not acquired any business venture or engaged in any active operations since inception.

The Company has not entered into any formal agreement for the acquisition of a business venture, but has entered into a letter of intent dated January 18, 2002, for a proposed business reorganization with Cirmaker Technology Corporation, a Delaware corporation ("Cirmaker"). As proposed, the equity owners of Cirmaker will exchange all of their interest in Cirmaker for an equity interest in the Company that will represent approximately 92 percent of the issued and outstanding equity of the Company after the transaction is complete. The letter of intent also provides for a reverse split of approximately one new share for 2.47 of the old issued and outstanding shares of the Company, and it is likely the Company will change its name following the transaction. Through its Taiwanese affiliate, Cirmaker is engaged in the business of designing, manufacturing, and marketing a line of telecommunications products, electronic equipment, and personal computer and home electronic components to a large number of customers located primarily in Asia and North America.

Completion of the acquisition is subject to each party completing its business and financial examination of the other party that is now in progress, the negotiation of a definitive agreement for the acquisition, and the satisfaction of any conditions required for closing, which have yet to be determined. As the Company is still in the early stages of investigating Cirmaker and no definitive agreement has been negotiated or executed, management does not believe that the acquisition of Cirmaker could be considered probable at the present time and public investors are cautioned not to speculate on the completion of the acquisition or the impact the acquisition may have on the business or financial condition of the Company or the value of its publicly traded common stock.

In the event the proposed acquisition of Cirmaker is not completed, the Company will continue to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant. If the eventuality occurs, the Company will pursue its past business plan as described in Part I,
Item 1. Description of Business, beginning on page 3 of the Company's annual report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, which is incorporated herein by this reference.

                        ITEM 2. DESCRIPTION OF PROPERTIES

The Company uses offices and related clerical services at 10 West 100 South, Suite 600, Salt Lake City, Utah 84101, provided by an officer and director of the Company at a monthly rental rate of $200.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2001.

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


  Calendar Quarter Ended           High Bid ($)                Low Bid ($)

March 31, 2000                       0.1875                      0.1250
June 30, 2000                        0.2500                      0.1250
September 30, 2000                   0.3750                      0.1250
December 31, 2000                    0.3750                      0.0625

March 31, 2001                       0.1750                      0.1250
June 30, 2001                        0.1000                      0.0625
September 30, 2001                   0.1250                      0.0750
December 31, 2001                    0.1250                      0.0750

There are outstanding options to purchase 600,000 shares of common stock at an exercise price of $0.1875, which expire in March 2009. There is an outstanding warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.1875, which expires in March 2009. All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 483,120 shares, which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At December 31, 2001, there were approximately 100 holders of record of the Company's Common Stock.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 2001 and 2000

The Company had no revenue from continuing operations for the periods ended December 31, 2001 and 2000.

General and administrative expenses for the periods ended December 31, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $12,750 and $11,195 for the periods ended December 31, 2001 and 2000, respectively. General and administrative expenses in the period ended December 31, 2001 were more than in the period ended December 31, 2000 primarily due to the number of business opportunities reviewed during the year in which professional services were required.

The Company had no interest expense in the periods ending December 31, 2001 or 2000. Interest income in the periods ended December 31, 2001 and 2000, respectively, resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $5,338 and $9,392 in the periods ended December 31, 2001 and 2000, respectively. Interest income has decreased from period to period primarily because of decreasing interest rates on the Company's deposit accounts.

As a result of the foregoing factors, the Company realized a net loss of $7,412 for the period ended December 31, 2001, as compared to a net loss of $1,803 for the same period in 2000.

The Company entered into a letter of intent dated January 18, 2002, for a proposed business reorganization with Cirmaker Technology Corporation, a Delaware corporation ("Cirmaker"). Through its Taiwanese affiliate, Cirmaker is engaged in the business of designing, manufacturing, and marketing a line of telecommunications products, electronic equipment, and personal computer and home electronic components to a large number of customers located primarily in Asia and North America.

Completion of the acquisition is subject to each party completing its business and financial examination of the other party that is now in progress, the negotiation of a definitive agreement for the acquisition, and the satisfaction of any conditions required for closing, which have yet to be determined. As the Company is still in the early stages of investigating Cirmaker and no definitive agreement has been negotiated or executed, management does not believe that the acquisition of Cirmaker could be considered probable at the present time. Should the acquisition be completed, there will be a substantial change in the results of operations of the Company in the current year, which we cannot now predict or determine.

Liquidity and Capital Resources

At December 31, 2001, the Company had working capital of approximately $189,760 as compared to $197,172 at December 31, 2000. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents.

As described above, the Company entered into a letter of intent dated January 18, 2002, for a proposed business reorganization with Cirmaker, which is engaged in the business of designing, manufacturing, and marketing a line of telecommunications products, electronic equipment, and personal computer and home electronic components to a large number of customers located primarily in Asia and North America. As the Company is still in the early stages of investigating Cirmaker and no definitive agreement has been negotiated or executed, management does not believe that the acquisition of Cirmaker could be considered probable at the present time. Should the acquisition be completed, there will be a substantial change in the liquidity and capital resources of the Company in the current year, which we cannot now predict or determine.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated expenses of pursuing the Cirmaker acquisition to its conclusion. Should the acquisition be abandoned, management believes the Company has sufficient cash to fund the Company's operations through at least the next 12 months.

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

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 11.

           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past five years.

                                    PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.


Name                      Age   Positions (1)                           Since

Richard B. Stuart         68    President and Director                  1986

Philip C. Gugel           63    Vice President and Director             1986

Jack M. Gertino           63    Secretary, Treasurer and Director       1986

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Richard Stuart is President and a director of Behavior Change Systems, a privately held company providing consultation services to business and industry and health care research and program development services. From 1972 to 1983, Dr. Stuart was affiliated with Weight Watchers International, holding such titles as Psychological Director and Executive Director of One to One Weight Management System, a subsidiary of Weight Watchers. Dr. Stuart has been continuously employed as a faculty member of various universities. He is currently Clinical Professor Emeritus, Department of Psychiatry, University of Washington, and Program Director, Respecialization in Clinical Psychology, The Fielding Graduate institute. Dr. Stuart is also a director of Domino
Investments, Inc., a Utah publicly-held corporation organized for the same general purpose as the Company, until 1985, when it merged with General Automotive Corp. He continues to serve as a director of such company. Dr. Stuart completed his undergraduate training at New York University in 1955 and received his masters and doctoral degrees from Columbia University in 1960 and 1965 respectively.

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

                                     Number of Securities           Value of Unexercised
Name and Principal               Underlying Unexercised Options     In-the-Money Options
Position                           at December 31, 2000 (#)      at December 31, 2000 ($) (1)

                                 Exerciseable/Unexerciseable     Exerciseable/Unexerciseable

Richard B. Stuart, President             200,000/ -0-                     -0-/ -0-

Philip C. Gugel, Vice President          200,000/ -0-                     -0-/ -0-

Jack M. Gertino
  Secretary and Treasurer                200,000/ -0-                     -0-/ -0-

(1) This value is determined on the basis of the difference between the average of the high bid and asked prices on December 31, 2001, of the securities underlying the options, which was $0.10, and the exercise price.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2001, the number and percentage of the 3,598,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


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

 Exhibit     SEC Ref.  Title of Document                                Location
   No.         No.

   3.1        (3)(i)   Articles of Incorporation, as amended               *

   3.2       (3)(ii)   By-Laws                                             *

   10.1        (10)    Option granted to Richard B. Stuart March 11, 1999  *

   10.2        (10)    Option granted to Philip C. Gugel March 11, 1999    *

   10.3        (10)    Option granted to Jack M. Gertino March 11, 1999    *

   10.4        (10)    Warrant granted to Mark E. Lehman March 11, 1999    *

   99.1        (99)    Part I, Item 1. Description of Business, from the   E-1
                         Company's Annual Report on Form 10-KSB for the year ended December 31, 2000

* These exhibits are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 13, 1999.

Form 8-K Filings

No reports on Form 8-K were filed in the last calendar quarter of 2001

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMET TECHNOLOGIES, INC.


Date: February 22, 2002                   By: /s/ Richard B. Stuart, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: February 22, 2002                 /s/ Richard B. Stuart, Director


Dated: February 25, 2002                 /s/ Philip Gugel, Director


Dated: February 22, 2002                 /s/ Jack M. Gertino, Director

                            COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              Financial Statements

                           December 31, 2001 and 2000

                                    CONTENTS


Independent Auditors' Report .............................................. 12

Balance Sheet.............................................................. 13

Statements of Operations .................................................. 14

Statements of Stockholders' Equity ........................................ 15

Statements of Cash Flows .................................................. 16

Notes to the Financial Statements ......................................... 17

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Comet Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Comet Technologies, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and from inception on February 7, 1986 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comet Technologies, Inc. (a development stage company) as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 1999 and from inception on February 7, 1986 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



HJ & Associates, LLC
Salt Lake City, Utah
January 31, 2002

                            COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                 December 31,
                                                                     2001
                                                                 ------------
CURRENT ASSETS

  Cash and cash equivalents                                      $    189,760
                                                                 ------------
   Total Current Assets                                               189,760
                                                                 ------------
   TOTAL ASSETS                                                  $    189,760
                                                                 ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                               $     -
                                                                 ------------
   Total Current Liabilities                                           -
                                                                 ------------
   Total Liabilities                                                   -
                                                                 ------------
STOCKHOLDERS' EQUITY

  Preferred stock, $0.001 par value, 5,000,000
   shares authorized; none issued or outstanding                       -
  Common stock, $0.001 par value, 20,000,000
   shares authorized; 3,598,000 issued and
   outstanding                                                          3,598
  Capital in excess of par value                                      238,561
  Deficit accumulated during the development stage                    (52,399)
                                                                 ------------
   Total Stockholders' Equity                                         189,760
                                                                 ------------
   TOTAL LIABILITIES AND  STOCKHOLDERS'
    EQUITY                                                       $    189,760
                                                                 ============


  The accompanying notes are an integral part of these financial statements.

                            COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                      From
                                                                  Inception on
                                          For the Years Ended      February 7,
                                             December 31,         1986 through
                                      --------------------------  December 31,
                                          2001          2000          2001
                                      ------------ -------------  ------------

REVENUES                              $     -      $      -       $     -
                                      ------------ -------------  ------------
EXPENSES

  General and administrative                12,750        11,195       195,639
                                      ------------ -------------  ------------
   Total Expenses                           12,750        11,195       195,639
                                      ------------ -------------  ------------
LOSS FROM OPERATIONS                       (12,750)      (11,195)     (195,639)
                                      ------------ -------------  ------------
OTHER INCOME (LOSS)

  Dividend income                           -             -              5,493
  Interest income                            5,338         9,392       144,397
  Unrealized loss from
   marketable securities                    -             -             (6,650)
                                      ------------ -------------  ------------
   Total Other Income (Loss)                 5,338         9,392       143,240
                                      ------------ -------------  ------------
NET INCOME (LOSS)                     $     (7,412)$      (1,803) $    (52,399)
                                      ============ =============  ============
BASIC INCOME (LOSS) PER SHARE         $      (0.00)$       (0.00)
                                      ============ =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      3,598,000     3,598,000
                                      ============ =============

  The accompanying notes are an integral part of these financial statements.

                            COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
              Statements of Stockholders' Equity From Inception on
                   February 7, 1986 through December 31, 2001

                                                                        Deficit
                                                                     Accumulated
                                        Common Stock     Capital in     During
                                    -------------------- Excess of   Development
                                      Shares    Amount   Par Value      Stage
                                    ---------- --------- ----------- -----------
Balance at Inception on
 February 7, 1986                        -     $   -     $     -     $     -

Issuance of 1,098,000 shares
 of common stock to officers,
 directors and other individuals
 for $0.023 per share on
 February 7, 1986                   1,098,000     1,098      23,902        -

Public offering of the Company's
 common stock (Note 2)              2,500,000     2,500     247,500        -

Deferred offering costs offset
 against capital in excess
 of par value                            -         -        (32,841)       -

Net loss from inception on
 February 7, 1986 through
 December 31, 1997                       -         -           -        (41,568)
                                   ---------- --------- ------------ -----------

Balance,  December 31, 1997         3,598,000     3,598      238,561    (41,568)

Net loss for the year ended
 December 31, 1998                       -         -            -        (1,761)
                                   ---------- --------- ------------ -----------

Balance, December 31, 1998          3,598,000     3,598      238,561    (43,329)

Net income for the year ended
 December 31, 1999                       -         -            -           145
                                   ---------- --------- ------------ -----------

Balance, December 31, 1999          3,598,000     3,598      238,561    (43,184)

Net loss for the year ended
 December 31, 2000                      -          -            -        (1,803)
                                   ---------- --------- ------------ -----------

Balance, December 31, 2000          3,598,000     3,598      238,561    (44,987)

Net loss for the year ended
 December 31, 2001                       -         -            -        (7,412)
                                   ---------- --------- ------------ -----------

Balance, December 31, 2001          3,598,000 $   3,598 $    238,561 $  (52,399)
                                   ========== ========= ============ ===========

  The accompanying notes are an integral part of these financial statements.

                            COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                      From
                                                                  Inception on
                                          For the Years Ended      February 7,
                                             December 31,         1986 through
                                      --------------------------  December 31,
                                          2001          2000          2001
                                      ------------ -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from operations       $    (7,412) $     (1,803)  $    (52,399)
  Adjustments to reconcile net
   income (loss) to net cash (used)
   provided by operating activities:
    Amortization                             -             -               301
  Change in operating assets and
   liabilities:
   (Increase) decrease in prepaid
    expenses                                 -             -              -
   Increase in taxes payable                 -             -               300
   Increase (decrease) in accounts
    payable                                  (100)         -              (301)
                                      ------------ -------------  ------------
      Net Cash (Used) by Operating
       Activities                          (7,512)       (1,803)       (52,099)
                                      ------------ -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES         -             -              -
                                      ------------ -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                       -             -              (300)
  Net stock offering proceeds                -             -           242,159
                                      ------------ -------------  ------------
      Net Cash Provided by Financing
       Activities                            -             -           241,859
                                      ------------ -------------  ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                               (7,512)       (1,803)       189,760

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                   197,272       199,075           -
                                      ------------ -------------  ------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                     $   189,760  $    197,272   $    189,760
                                      ============ =============  ============
CASH PAID FOR:

  Taxes                               $      -     $       -      $       -
  Interest                            $      -     $       -      $       -

  The accompanying notes are an integral part of these financial statements

                            COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


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

          c. Basic Income (Loss) Per Share

          The computation of basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                           December 31,
                                                  ---------------------------
                                                  2001           2000
                                                  ------------   ------------
          Numerator - income (loss)               $     (7,412)  $    (1,803)
          Denominator - weighted average number
           of shares outstanding                     3,598,000     3,598,000
                                                  ------------   ------------
          Income (loss) per share                 $      (0.00)  $    ( 0.00)
                                                  ============   ============
          d. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          e. Provision for Taxes

          No provision for income taxes has been accrued because the Company has net operating losses from inception. The net operating loss carryforwards of approximately $54,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

                            COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e.  Provision for Taxes (Continued)

               The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                         For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                    2001           2000
                                                    ------------   ------------
          Income tax benefit at statutory rate      $     (2,817)  $      (685)
          Change in valuation allowance                    2,817           685
                                                    ------------   ------------
                                                    $       -      $      -
                                                    ============   ============

          Deferred tax assets (liabilities) are comprised of the following:

                                                         For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                    2001           2000
                                                    ------------   ------------
          Income tax benefit at statutory rate      $    (20,631)  $    (17,814)
          Change in valuation allowance                   20,631         17,814
                                                    ------------   ------------
                                                    $       -      $       -
                                                    ============   ============

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

                            COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

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

NOTE 4 -  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

          SFAS  No.'s  141 and  142 - In June  2001,  the  Financial  Accounting
          Standards  Board (FASB)  adopted  Statement  of  Financial  Accounting
          Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

          SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's consolidated financial statements.

          SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be disposed Of."

          Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

                            COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2001 and 2000

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.