Form 10QSB
period 2002-03-31
COMET TECHNOLOGIES INC
filed 2002-05-10
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
   ____________________________________________________________

(Mark one)
 [XX]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

_____________________________________________________________________

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
   ------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

         Nevada                                             87-0430322
-------------------------                           ----------------------
(State of Incorporation)                           (IRS Employer ID Number)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
 ----------------------------------------------------------------
             (Address of principal executive offices)

                          (801) 532-7851
               ------------------------------------
                   (Issuer's telephone number)

                         Not Applicable.
              -------------------------------------
(Former name, address and fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2002, there were 3,598,000 shares of common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

                     COMET TECHNOLOGIES, INC.

         Form 10-QSB for the Quarter ended March 31, 2002

                        Table of Contents

Part I - Financial Information                                       Page

  Item 1.  Financial Statements                                         3

  Item 2.  Management's Discussion and Analysis or Plan of Operation    9

Part II - Other Information

  Item 1.  Legal Proceedings                                           11

  Item 2.  Changes in Securities                                       11

  Item 3.  Defaults Upon Senior Securities                             11

  Item 4.  Submission of Matters to a Vote of Security Holders         11

  Item 5.  Other Information                                           11

  Item 6.  Exhibits and Reports on Form 8-K                            11

Signatures                                                             11

                         PART I  - ITEM 1
                       FINANCIAL STATEMENTS

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     March 31,   December 31,
                                                        2002         2001
                                                    ------------ -------------
                                                    (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                         $   186,292  $    189,760
                                                    ------------ -------------

     Total Current Assets                               186,292       189,760
                                                    ------------ -------------

     TOTAL ASSETS                                   $   186,292  $    189,760
                                                    ============ =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $       591  $          -
                                                    ------------ -------------

     Total Current Liabilities                              591             -
                                                    ------------ -------------

     TOTAL LIABILITIES                                      591             -
                                                    ------------ -------------

STOCKHOLDERS' EQUITY

  Preferred stock: $0.001 par value, 5,000,000
   shares authorized; none issued or outstanding              -             -
  Common stock: $0.001 par value, 20,000,000 shares
   Authorized; 3,598,000 issued and outstanding           3,598         3,598
  Capital in excess of par value                        238,561       238,561
  Deficit accumulated during the development stage      (56,458)      (52,399)
                                                    ------------ -------------

     Total Stockholders' Equity                         185,701       189,760
                                                    ------------ -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   186,292  $    189,760
                                                    ============ =============




The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)


                                                                    From
                                                                Inception on
                                                                 February 7,
                                    For the Three Months Ended  1986 Through
                                             March 31,            March 31,
                                         2002          2001         2002
                                   -------------- ------------- --------------
REVENUES                           $           -  $          -  $           -

EXPENSES

  General and administrative               4,473         4,899        200,112
                                   -------------- ------------- --------------

     Total Expenses                        4,473         4,899        200,112
                                   -------------- ------------- --------------

LOSS FROM OPERATIONS                      (4,473)       (4,899)      (200,112)
                                   -------------- ------------- --------------

OTHER INCOME

  Dividend income                              -             -          5,493
  Interest income                            414         2,237        144,811
  Unrealized loss from
    marketable securities                      -             -         (6,650)
                                   -------------- ------------- --------------
     Total Other Income                      414         2,237        143,654
                                   -------------- ------------- --------------

NET (LOSS)                         $      (4,059) $     (2,662) $     (56,458)
                                   ============== ============= ==============

BASIC (LOSS) PER SHARE             $       (0.00) $      (0.00)
                                   ============== =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    3,598,000     3,598,000
                                   ============== =============




The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on February 7, 1986 through March 31, 2002




                                                                 Deficit
                                                                 Accumulated
                                                     Capital in  During
                                  Common Stock       Excess of   Development
                              Shares        Amount   Par Value   Stage
                           ------------- ----------- ----------- -------------
Balance at Inception on
 February 7, 1986                      - $        -  $        -  $          -

Issuance of 1,098,000
 shares  of common stock
 to Officers,  Directors
 and  other individuals
 for $0.023 per share on
 February 7, 1986              1,098,000     1,098       23,902             -

Public offering of the
 Company's common stock
 (Note 2)                      2,500,000     2,500      247,500             -

Deferred offering costs
 offset against capital
 in excess of par value                -          -     (32,841)            -

Net loss from inception on
 February 7, 1986 through
 December 31, 1997                     -          -           -       (41,568)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1997    3,598,000       3,598     238,561       (41,568)

Net loss for the year ended
 December 31, 1998                    -           -           -        (1,761)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1998    3,598,000       3,598     238,561       (43,329)

Net loss for the year ended
 December 31, 1999                    -           -           -           145
                           ------------- ----------- ----------- -------------

Balance, December 31, 1999    3,598,000       3,598     238,561       (43,184)

Net loss for the year ended
 December 31, 2000                    -           -           -        (1,803)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2000    3,598,000  $    3,598  $  238,561  $    (44,987)
                           ------------- ----------- ----------- -------------




The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (continued)
    From Inception on February 7, 1986 through March 31, 2002


                                                                 Deficit
                                                                 Accumulated
                                                     Capital in  During
                                  Common Stock       Excess of   Development
                              Shares        Amount   Par Value   Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 2000    3,598,000  $    3,598  $  238,561  $    (44,987)

Net loss for the year ended
 December 31, 2001                    -           -           -        (7,412)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001    3,598,000       3,598     238,561       (52,399)

Net loss for the three
 months ended March 31,
 2002 (unaudited)                     -           -           -        (4,059)
                           ------------- ----------- ----------- -------------
Balance, March 31, 2002
 (unaudited)                  3,598,000  $    3,598  $  238,561  $    (56,458)
                           ============= =========== =========== =============


The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                            From
                                                                         Inception on
                                                                          February 7,
                                             For the Three Months Ended  1986 Through
                                                      March 31,            March 31,
                                                 2002           2001         2002
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                  $     (4,059) $     (2,662) $    (56,458)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Amortization                                        -             -           301
 Changes in operating assets and liabilities:
    Increase (decrease) in taxes payable                -          (100)          300
    Increase in accounts payable                      591            76           290
                                             ------------- ------------- -------------

    Net Cash (Used) by Operating Activities        (3,468)       (2,686)      (55,567)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Organizational costs                                   -             -          (300)
 Net stock offering proceeds                            -             -       242,159
                                             ------------- ------------- -------------

    Net Cash Provided by Financing Activities           -             -       241,859
                                             ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                    (3,468)       (2,686)      186,292

CASH AT BEGINNING OF PERIOD                       189,760       197,272             -
                                             ------------- ------------- -------------

CASH AT END OF PERIOD                        $    186,292  $    194,586  $    186,292
                                             ============= ============= =============

CASH PAID FOR:

  Interest                                   $          -  $          -  $          -
  Income taxes                               $          -  $          -  $          -




The accompanying notes are an integral part of these financial statements.


                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                         PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)  Caution Regarding Forward-Looking Information

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

(2)  Plan of Operation

     The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

(3)  Results of Operations

     For the past several years, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     The Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net sales, revenues, or income
from continuing operations.   There have been no events which have caused
material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

Three Months periods Ended March 31, 2002 and 2001

     The Company had no revenue from continuing operations for the three months ended March 31, 2002 and 2001.

     General and administrative expenses for the three-month periods ended March 31, 2002 and 2001 were $4,473 and $4,899, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $414 for the three-months ended March 31, 2002, as compared to interest income of $2,237 for the same period in 2001.

     Due to the foregoing factors, the Company realized a net loss of $4,059 for the three months ended March 31, 2002, as compared to a net loss of $2,662 for the three months ended March 31, 2001. The Company has had a net loss since inception of $56,458.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At March 31, 2002, the Company had working capital of approximately $185,701, as compared to $189,760, at December 31, 2001.
Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

     Although the Company's assets consist of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940, and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurance that any investment made by the Company will not result in losses.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended March 31, 2002, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMET TECHNOLOGIES, INC.


May 10, 2002                          /s/ Jack M. Gertino
                                     ----------------------------------
                                     Jack M. Gertino
                                     Secretary/Treasurer