Form 10QSB
period 2002-06-30
COMET TECHNOLOGIES INC
filed 2002-08-14
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark one)
 [XX]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

 [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934


    For the transition period from ___________ to ___________

------------------------------------------------------------------------


                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
   ------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

         Nevada                                              87-0430322
 -----------------------                            ---------------------
(State of Incorporation)                            (IRS Employer ID Number)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
     -------------------------------------------------------
             (Address of principal executive offices)

                          (801) 532-7851
                          --------------
                   (Issuer's telephone number)

                         Not Applicable.
                         ----------------
(Former name, address and fiscal year, if changed since last report)


------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2002, there were 3,598,000 shares of common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

                     COMET TECHNOLOGIES, INC.

         Form 10-QSB for the Quarter ended June 30, 2002

                        Table of Contents

Part I - Financial Information                                           Page

     Item 1.  Financial Statements                                         3

     Item 2.  Management's Discussion and Analysis or Plan of Operation    10

Part II - Other Information

      Item 1.  Legal Proceedings                                           12

      Item 2.  Changes in Securities                                       12

      Item 3.  Defaults Upon Senior Securities                             12

      Item 4.  Submission of Matters to a Vote of Security Holders         12

      Item 5.  Other Information                                           12

      Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                                 12






                                2
<PAGE

                         PART I - ITEM 1
                       FINANCIAL STATEMENTS

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                   June 30,    December 31,
                                                     2002         2001
                                                 ------------- ------------
                                                 (Unaudited)
CURRENT ASSETS

  Cash                                           $    180,877  $   189,760
                                                 ------------- ------------

    Total Current Assets                              180,877      189,760
                                                 ------------- ------------

    TOTAL ASSETS                                 $    180,877  $   189,760
                                                 ============= ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $         -  $         -
  Taxes payable                                             -            -
                                                 ------------- ------------

    Total Current Liabilities                               -            -
                                                 ------------- ------------
    TOTAL LIABILITIES                                       -            -
                                                 ------------- ------------

STOCKHOLDERS' EQUITY

  Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares
   issued  and outstanding                              3,598        3,598
  Additional paid-in capital                          238,561      238,561
  Deficit accumulated during the development stage    (61,282)     (52,399)
                                                 ------------- ------------

  Total Stockholders' Equity                          180,877      189,760
                                                 ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    180,877  $   189,760
                                                 ============= ============



The accompanying notes are an integral part of these financial statements.


                         COMET TECHNOLOGIES, INC.
                      (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                                                                                        From
                                                                                    Inception on
                                       For the                  For the              February 7,
                                  Three Months Ended        Six Months Ended        1986 Through
                                       June 30,                  June 30,              June 30,
                                 2002           2001         2002          2001          2002
                             ------------- ------------- ------------- ------------- -------------
REVENUES                     $          -  $          -  $          -  $          -  $          -

EXPENSES

 General and administrative         5,230         3,529         9,703         8,428       205,342
                             ------------- ------------- ------------- ------------- -------------

   Total Expenses                   5,230         3,529         9,703         8,428       205,342
                             ------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS               (5,230)       (3,529)       (9,703)       (8,428)     (205,342)
                             ------------- ------------- ------------- ------------- -------------
OTHER INCOME (LOSS)

  Dividend income                       -             -             -             -         5,493
  Interest income                     406         1,424           820         3,661       145,217
  Unrealized loss from
    marketable securities               -             -             -             -        (6,650)
                             ------------- ------------- ------------- ------------- -------------

   Total Other Income (Loss)          406         1,424           820         3,661       144,060
                             ------------- ------------- ------------- ------------- -------------

NET LOSS                     $     (4,824) $     (2,105) $     (8,883) $     (4,767) $    (61,282)
                             ============= ============= ============= ============= =============
BASIC LOSS PER SHARE         $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                             ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             3,598,000     3,598,000     3,598,000     3,598,000
                             ============= ============= ============= =============




The accompanying notes are an integral part of these financial statements.

                                    4\

                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
                Statements of Stockholders' Equity
     From Inception on February 7, 1986 through June 30, 2002

                                                                 Deficit
                                                                 Accumulated
                                                     Capital in  During
                                  Common Stock       Excess of   Development
                              Shares        Amount   Par Value   Stage
                           ------------- ----------- ----------- -------------
Balance at Inception on
 February 7, 1986                      - $        -  $        -  $          -

Issuance of 1,098,000
 shares  of common stock
 to Officers,  Directors
 and  other individuals
 for $0.023 per share on
 February 7, 1986              1,098,000     1,098       23,902             -

Public offering of the
 Company's common stock
 (Note 2)                      2,500,000     2,500      247,500             -

Deferred offering costs
 offset against capital
 in excess of par value                -          -     (32,841)            -

Net loss from inception on
 February 7, 1986 through
 December 31, 1986                     -          -           -       (11,916)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1986     3,598,000      3,598     238,561       (11,916)

Net loss for the year
 ended December 31, 1987               -          -           -       (15,756)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1987     3,598,000      3,598     238,561       (27,667)

Net loss for the year
 ended December 31, 1988               -          -           -       (11,431)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1988     3,598,000      3,598     238,561       (39,098)

Net loss for the year
 ended December 31, 1989              -           -           -       (14,166)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1989    3,598,000  $    3,598  $  238,561  $    (53,264)
                           ------------- ----------- ----------- -------------


The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
     From Inception on February 7, 1986 through June 30, 2002


                                                                 Deficit
                                                                 Accumulated
                                                     Capital in  During
                                  Common Stock       Excess of   Development
                              Shares        Amount   Par Value   Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 1989     3,598,000 $    3,598  $  238,561  $    (53,264)

Net income for the year
 ended December 31, 1990               -          -           -           684
                           ------------- ----------- ----------- -------------

Balance, December 31, 1990     3,598,000      3,598     238,561       (52,580)

Net loss for the year
 ended December 31, 1991               -          -           -        (6,658)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1991     3,598,000      3,598     238,561       (59,238)

Net loss for the year
 ended December 31, 1992               -          -           -        (2,598)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1992     3,598,000      3,598     238,561       (61,836)

Net income for the year
 ended December 31, 1993               -          -           -          2,270
                           ------------- ----------- ----------- -------------

Balance, December 31, 1993     3,598,000      3,598     238,561       (59,566)

Net income for the year
 ended December 31, 1994               -          -           -         3,695
                           ------------- ----------- ----------- -------------

Balance, December 31, 1994     3,598,000      3,598     238,561       (55,871)

Net income for the year
 ended December 31, 1995               -          -           -         4,843
                           ------------- ----------- ----------- -------------

Balance, December 31, 1995     3,598,000      3,598     238,561       (51,028)

Net income for the year
 ended December 31, 1996               -          -           -         5,199
                           ------------- ----------- ----------- -------------

Balance, December 31, 1996     3,598,000      3,598     238,561       (45,829)

Net income for the year
 ended December 31, 1997               -          -           -         4,261
                           ------------- ----------- ----------- -------------

Balance, December 31, 1997     3,598,000 $    3,598  $  238,561  $    (41,568)
                           ------------- ----------- ----------- -------------

The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
     From Inception on February 7, 1986 through June 30, 2002

                                                                 Deficit
                                                                 Accumulated
                                                     Capital in  During
                                  Common Stock       Excess of   Development
                              Shares        Amount   Par Value   Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 1997     3,598,000 $    3,598  $  238,561  $    (41,568)

Net loss for the year
 ended December 31, 1998               -          -           -        (1,761)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1998     3,598,000      3,598     238,561       (43,329)

Net income for the year
 ended December 31, 1999               -          -           -           145
                           ------------- ----------- ----------- -------------

Balance, December 31, 1999     3,598,000      3,598     238,561       (43,184)

Net loss for the year
 ended December 31, 2000               -          -           -        (1,803)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2000     3,598,000      3,598     238,561       (44,987)

Net loss for the year
 ended December 31, 2001               -          -           -        (7,412)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000      3,598     238,561       (52,399)

Net loss for the six months
  ended June 30, 2002
 (unaudited)                           -          -           -        (8,883)
                           ------------- ----------- ----------- -------------
Balance, June 30, 2002
(unaudited)                   3,598,000  $    3,598  $  238,561  $    (61,282)
                           ============= =========== =========== =============



The accompanying notes are an integral part of these financial statements.


                             COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                   (Unaudited)

                                                                                                 From
                                                                                             Inception on
                                                For the                  For the              February 7,
                                           Three Months Ended        Six Months Ended        1986 Through
                                                June 30,                  June 30,              June 30,
                                          2002           2001         2002          2001          2002
                                      ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                            $     (4,824) $     (2,105) $     (8,883) $     (4,767) $    (61,282)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Amortization                                 -             -             -             -           301
 Changes in operating assets and
 liabilities:
    Increase in taxes payable                    -             -             -             -           300
    Increase (decrease) in accounts
      payable                                 (591)          (76)            -          (100)         (301)
                                      ------------- ------------- ------------- ------------- -------------

 Net Cash Used by Operating Activities      (5,415)       (2,181)       (8,883)       (4,867)      (60,982)
                                      ------------- ------------- ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:            -             -             -             -             -
                                      ------------- ------------- ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Organizational costs                           -             -             -             -          (300)
  Net stock offering proceeds                    -             -             -             -       242,159
                                      ------------- ------------- ------------- ------------- -------------
 Net Cash Provided by Financing
   Activities                                    -             -             -             -       241,859
                                      ------------- ------------- ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH             (5,415)       (2,181)       (8,883)       (4,867)      180,877
CASH AT BEGINNING OF PERIOD                186,292       194,586       189,760       197,272             -
                                      ------------- ------------- ------------- ------------- -------------

CASH AT END OF PERIOD                 $    180,877  $    192,405  $    180,877  $    192,405  $    180,877
                                      ============= ============= ============= ============= =============
CASH PAID FOR:

 Interest                             $          -  $          -  $          -  $          -  $          -
 Income taxes                         $          -  $          -  $          -  $          -  $          -

    The accompanying notes are an integral part of these financial statements
                                        8

                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                June 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

(2)  Plan of Operation

     The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into or consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

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

Three and Six Months periods Ended June 30, 2002 and 2001

     The Company had no revenue from continuing operations for the three and six months periods ended June 30, 2002 and 2001.

     General and administrative expenses for the three-month periods ended June 30, 2002 and 2001 were $5,230 and $3,529, respectively. For the six-month periods ended June 30, 2002 and 2001, general and administrative expenses were $9,703 and $8,428, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $406 for the three-months ended June 30, 2002, as compared to interest income of $1,424 for the same period in 2001.

     Due to the foregoing factors, the Company realized a net loss of $4,824 for the three months ended June 30, 2002, as compared to a net loss of $2,105 for the three months ended June 30, 2001. For the six month periods ended June 30, 2002 and 2001, the Company realized a net loss of $8,883 and $4,767, respectively. The Company has had a net loss since inception of $61,282.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At June 30, 2002, the Company had working capital of approximately $180,877, as compared to $189,760, at December 31, 2001.
Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

                   PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 2002, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMET TECHNOLOGIES, INC.


     August 13, 2002                /s/ Jack M. Gertino
                                    -----------------------------------
                                    Jack M. Gertino
                                    Secretary/Treasurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Comet Technologies, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jack M. Gertino, Chairman and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 13, 2002             /s/ Jack M. Gertino
                                   -----------------------------------------
                                   Jack M. Gertino
                                   Chairman and Chief Financial Officer