Form 10QSB
period 2002-09-30
COMET TECHNOLOGIES INC
filed 2002-10-25
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


(Mark one)
 [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

 [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
                    _________________________
(Exact Name of small business issuer as specified in its charter)

         Nevada                                             87-0430322
____________________________                    ______________________________
(State of Incorporation)                             (IRS Employer ID Number)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
     _______________________________________________________
             (Address of principal executive offices)

                          (801) 532-7851
                        __________________
                   (Issuer's telephone number)

                         Not Applicable.
                       ___________________
(Former name, address and fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2002, there were 3,598,000 shares of common stock outstanding.

Transitional Small Business Format: Yes [ ] No [X]

                     COMET TECHNOLOGIES, INC.

       Form 10-QSB for the Quarter ended September 30, 2002

                        Table of Contents

Part I - Financial Information                                           Page

     Item 1.  Financial Statements                                          3

     Item 2.  Management's Discussion and Analysis or Plan of Operation    10

     Item 3.  Controls and Procedures                                      11

Part II - Other Information

     Item 1.  Legal Proceedings                                            12

     Item 2.  Changes in Securities                                        12

     Item 3.  Defaults Upon Senior Securities                              12

     Item 4.  Submission of Matters to a Vote of Security Holders          12

     Item 5.  Other Information                                            12

     Item 6.  Exhibits and Reports on Form 8-K                             12

Signatures                                                                 12

Certification                                                              13

                         PART I - ITEM 1
                       FINANCIAL STATEMENTS

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                   September 30, December 31,
                                                        2002        2001
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                             $    178,468  $    189,760
                                                   ------------- -------------
    Total Current Assets                                178,468       189,760
                                                   ------------- -------------

    TOTAL ASSETS                                   $    178,468  $    189,760
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $          -  $          -
  Taxes payable                                               -             -
                                                   ------------- -------------
    Total Current Liabilities                                 -             -
                                                   ------------- -------------

    TOTAL LIABILITIES                                         -             -
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares issued
   and outstanding                                        3,598         3,598
  Additional paid-in capital                            238,561       238,561
  Deficit accumulated during the development stage      (63,691)      (52,399)
                                                   ------------- -------------

    Total Stockholders' Equity                          178,468       189,760
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    178,468  $    189,760
                                                   ============= =============




The accompanying notes are an integral part of these financial statements.





                           COMET TECHNOLOGIES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                                                              From
                                                                                          Inception on
                                             For the                   For the             February 7,
                                       Three Months Ended          Nine Months Ended      1986 Through
                                         September 30,                September 30,       September 30,
                                       2002          2001         2002           2001         2002
                                  ------------- ------------- ------------- ------------- -------------
REVENUES                          $          -  $          -  $          -  $          -  $          -

EXPENSES

  General and administrative             2,844         2,189        12,547        10,616       208,186
                                  ------------- ------------- ------------- ------------- -------------

    Total Expenses                       2,844         2,189        12,547        10,616       208,186
                                  ------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS                    (2,844)       (2,189)      (12,547)      (10,616)     (208,186)
                                  ------------- ------------- ------------- ------------- -------------
OTHER INCOME (LOSS)

  Dividend income                            -             -             -             -         5,493
  Interest income                          435         1,037         1,255         4,697       145,652
  Unrealized loss from
    marketable securities                    -             -             -             -        (6,650)
                                  ------------- ------------- ------------- ------------- -------------

     Total Other Income (Loss)             435         1,037         1,255         4,697       144,495
                                  ------------- ------------- ------------- ------------- -------------

NET LOSS                          $     (2,409) $     (1,152) $    (11,292) $     (5,919) $    (63,691)
                                  ============= ============= ============= ============= =============

BASIC LOSS PER SHARE              $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                                  ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  3,598,000     3,598,000     3,598,000     3,598,000
                                  ============= ============= ============= =============




  The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
  From Inception on February 7, 1986 through September 30, 2002


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

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
  From Inception on February 7, 1986 through September 30, 2002


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

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
  From Inception on February 7, 1986 through September 30, 2002

                                                                 Deficit
                                                                 Accumulated
                                                     Capital in  During
                                  Common Stock       Excess of   Development
                              Shares        Amount   Par Value   Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 1997     3,598,000 $    3,598  $  238,561  $    (41,568)

Net loss for the year
 ended December 31, 1998               -          -           -        (1,761)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1998     3,598,000      3,598     238,561       (43,329)

Net income for the year
 ended December 31, 1999               -          -           -           145
                           ------------- ----------- ----------- -------------

Balance, December 31, 1999     3,598,000      3,598     238,561       (43,184)

Net loss for the year
 ended December 31, 2000               -          -           -        (1,803)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2000     3,598,000      3,598     238,561       (44,987)

Net loss for the year
 ended December 31, 2001               -          -           -        (7,412)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000      3,598     238,561       (52,399)

Net loss for the nine
 months ended September 30,
 2002 (unaudited)                      -          -           -       (11,292)
                           ------------- ----------- ----------- -------------
Balance, September 30, 2002
 (unaudited)                   3,598,000 $    3,598  $  238,561  $    (63,691)
                           ============= =========== =========== =============




The accompanying notes are an integral part of these financial statements.




                             COMET TECHNOLOGIES, INC.
                           (A Development Stage Company)
                             Statements of Cash Flows

                                    (Unaudited)


                                                                                 From
                                                                              Inception on
                                                           For the             February 7,
                                                      Nine Months Ended       1986 Through
                                                         September 30,        September 30,
                                                      2002           2001         2002
                                                  ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                         $    (11,292) $     (5,919) $    (63,691)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Amortization                                             -             -           301
 Changes in operating assets and liabilities:
    Increase in taxes payable                                -          (100)          300
    Increase (decrease) in accounts payable                  -             -          (301)
                                                  ------------- ------------- -------------

       Net Cash Used by Operating Activities           (11,292)       (6,019)      (63,391)
                                                  ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:                        -             -             -
                                                  ------------- ------------- -------------
CASH FLOWS FROM FINANCING  ACTIVITIES:

 Organizational costs                                        -             -          (300)
 Net stock offering proceeds                                 -             -       242,159
                                                  ------------- ------------- -------------

       Net Cash Provided by Financing Activities             -             -       241,859
                                                  ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                        (11,292)       (6,019)      178,468

CASH AT BEGINNING OF PERIOD                            189,760       197,272             -
                                                  ------------- ------------- -------------

CASH AT END OF PERIOD                             $    178,468  $    191,253  $    178,468
                                                  ============= ============= =============
CASH PAID FOR:

 Interest                                         $          -  $          -  $          -
 Income taxes                                     $          -  $          -  $          -






    The accompanying notes are an integral part of these financial statements.

                                         8

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Item 2 - Management's Discussion and Analysis or Plan of Operation

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

Three and Nine Months periods ended September 30, 2002 and 2001

     The Company had no revenue from continuing operations for the three and nine months periods ended September 30, 2002 and 2001.

     General and administrative expenses for the three-month periods ended September 30, 2002 and 2001 were $2,844 and $2,189, respectively. For the nine-month periods ended September 30, 2002 and 2001, general and administrative expenses were $12,547 and $10,616, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $435 for the three-months ended September 30, 2002, as compared to interest income of $1,037 for the same period in 2001.

     Due to the foregoing factors, the Company realized a net loss of $2,409 for the three months ended September 30, 2002, as compared to a net loss of $1,152 for the three months ended September 30, 2001. For the nine month periods ended September 30, 2002 and 2001, the Company realized a net loss of $11,292 and $5,919, respectively. The Company has had a net loss since inception of $63,691.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At September 30, 2002, the Company had working capital of approximately $178,468, as compared to $189,760, at December 31, 2001.
Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

Item 3 - Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company, Jack M. Gertino, concluded that the Company's disclosure controls and procedures were adequate.

     (b) Internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer, Jack M. Gertino.


                   PART II   OTHER INFORMATION

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended September 30, 2002, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMET TECHNOLOGIES INC.


October 22, 2002                  /s/ Jack M. Gertino
                                  --------------------------------------
                                  Jack M. Gertino
                                  Chief Executive Officer and Chief Financial
                                  Officer

                          CERTIFICATION

     I, Jack M. Gertino, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Comet Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: October 22, 2002             /s/ Jack M. Gertino
                                         --------------------------
                                         Jack M. Gertino
                                         Chief Executive Officer and Chief
                                         Financial Officer