Form 10KSB
period 2002-12-31
COMET TECHNOLOGIES INC
filed 2003-03-26
CIK 798985

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended December 31, 2002

                 Commission File Number: 0-26059



                     COMET TECHNOLOGIES, INC.
      _____________________________________________________
      (Exact name of Registrant as specified in its Charter)


              Nevada                                87-0430322
    _______________________________              _______________
    (State or other Jurisdiction of             (I.R.S. Employer
    Incorporation or Organization)              Identification No.)


      10 West 100 South, Suite 610, Salt Lake City, Utah 84101
    _________________________________________________________
       (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number including Area Code:  (801) 532-7851

Securities Registered Under Section 12(b) of the Exchange Act: None. Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                                            Par Value $0.001

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues (consisting only of interest income) for its most recent fiscal year. $1,738.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed on the basis of the last sale price on March 21, 2003, of $0.12, was $373,786.

As of March 21, 2003, the Registrant had outstanding 3,598,000 shares of its common stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                               Page No.

Item 1.  Description of Business...........................................1
Item 2.  Description of Property...........................................6
Item 3.  Legal Proceedings.................................................6
Item 4.  Submission of Matters to a Vote of Security Holders...............6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........6
Item 6.  Management's Discussion and Analysis or Plan of Operation.........7
Item 7.  Financial Statements..............................................9
Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure..............................................9

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.................9
Item 10. Executive Compensation...........................................11
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................12
Item 12. Certain Relationships and Related Transactions...................13
Item 13. Exhibits and Reports on Form 8-K.................................13
Item 14. Controls and Procedures..........................................14
Signatures................................................................15
Certifications............................................................16

The information contained in this Form 10-KSB for the fiscal year ended December 31, 2002, is as of the latest practicable date except for financial information, which relates to the fiscal year.

                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

General

      Comet Technologies, Inc. (the "Company") is a "blank check" company which is attempting to locate a business enterprise which it may acquire, merge or reorganize with, or become engaged in. The Company has been inactive for several years, and to date has not located any specific business enterprise for its involvement, nor has it entered into any arrangement or agreements with respect thereto. Since the completion of the Company's public offering in August 1986, the Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company had not acquired any business venture or engaged in any active operations since inception.

      The Company has not entered into any formal agreement for the acquisition of a business venture. On January 18, 2002, the Company entered into a letter of intent for a proposed business reorganization with Cirmaker Technology Corporation, a Delaware corporation ("Cirmaker"). The Company pursued this possible transaction for several months, but the proposed acquisition was terminated before completion, and, therefore, the Company will continue to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

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

Governmental Regulation

      It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

      The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

      The Company is a development stage company and currently has no employees. During the fiscal year, the officers were paid a total of $15,000 for time expended in connection with a possible business combination.
Officers devote only such time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

                 ITEM 2. DESCRIPTION OF PROPERTY

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


   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders in the fiscal year ended December 31, 2002.

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

Calendar Quarter Ended           High Bid ($)    Low Bid ($)

March 31, 2001                   0.1750          0.1250
June 30, 2001                    0.1000          0.0625
September 30, 2001               0.1250          0.0750
December 31, 2001                0.1250          0.0750

March 31, 2002                   0.5300          0.1600
June 30, 2002                    0.2300          0.1000
September 30, 2002               0.1200          0.1000
December 31, 2002                0.0700          0.0700

      As of March 21, 2003, the closing bid price for the Company's common stock was $0.12. There are outstanding options to purchase 600,000 shares of common stock at an exercise price of $0.1875, which expire in March 2009. There is an outstanding warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.1875, which expires in March 2009. All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 483,120 shares, which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied.

      Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

      At March 21, 2003, there were approximately 100 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

      At present, the Company does not have adequate capital to conduct any significant operations. The Company is engaged in the search for potential business opportunities for acquisition or involvement with the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

      The Company has very limited liquid assets, and such assets may not be sufficient for the Company to meet its operating needs over the next twelve months, if the Company becomes engaged in a specific business endeavor. Until the Company finds a business to acquire or to become engaged in, the Company does not anticipate, however, that it will require substantial revenue, or additional cash assets, until after December 31, 2002. If additional funds should become necessary for operations, the Company may be required to seek funds privately from shareholders and officers and directors. However, there is no legal obligation on the part of these persons to advance or supply funds to the Company and, accordingly, the preservation of the corporate entity cannot be assured. In addition, the Company anticipates that if it enters into an acquisition transaction in the next twelve months, the surviving company may need additional capital for operations and expansion efforts. The Company will seek to enter into a business transaction with a company which either has sufficient operating capital for a period of at least one year, or which is capable of raising capital on terms favorable to the successor company. There is no assurance that the Company, or its successor, will be able to raise private capital when needed, or on favorable terms. The Company has no material revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months.

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

      The Company is dependent upon management and/or its principal shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase, and until the Company is in a position to enter into a business transaction, of which there can be no assurance. It is the intent of management and its principal shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, if the Company is in need of additional capital to enter into a business opportunity, the Company may not have sufficient capital, or be able to obtain sufficient capital from management or its principal shareholders for such purpose.

Results of Operations

      The Company had no revenue from continuing operations for the periods ended December 31, 2002 and 2001.

      General and administrative expenses for the periods ended December 31, 2002 and 2001, consisted of rent, general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $29,812 and $12,750 for the periods ended December 31, 2002 and 2001, respectively. General and administrative expenses in the period ended December 31, 2002 were more than in the period ended December 31, 2001 primarily due to the number of business opportunities reviewed during the year in which professional services were required.

      The Company had no interest expense in the periods ending December 31, 2002 or 2001. Interest income in the periods ended December 31, 2002 and 2001, respectively, resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $1,738 and $5,338 in the periods ended December 31, 2002 and 2001, respectively. Interest income has decreased from period to period primarily because of decreasing interest rates on the Company's deposit accounts.

      As a result of the foregoing factors, the Company realized a net loss of $28,074 for the period ended December 31, 2002, as compared to a net loss of $7,412 for the same period in 2001.

      During the first three quarters of 2002, the Company pursued efforts to effect a business reorganization with Cirmaker Technology Corporation, a Delaware corporation ("Cirmaker"). These efforts were terminated in approximately October, 2002.

Liquidity and Capital Resources

      At December 31, 2002, the Company had working capital of approximately $161,686 as compared to $189,760 at December 31, 2001. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents, less current liabilities.

      Management believes that the Company has sufficient cash and short-term investments to fund the Company's operations through at least the next 12 months.

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

                   ITEM 7. FINANCIAL STATEMENTS

      The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 19.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with accountants in the past five years.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

      The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.


Name                 Age    Positions                           Since
-------------------- ------ ----------------------------------- ---------

Richard B. Stuart    68     President and Director              1986
Philip C. Gugel      63     Vice President and Director         1986
Jack M. Gertino      64     Secretary, Treasurer and Director   1986

      All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

      The following is information on the business experience of each director and officer.

      Richard B. Stuart is President and a director of Behavior Change Systems, a privately held company providing consultation services to business and industry and health care research and program development services. From 1972 to 1983, Dr. Stuart was affiliated with Weight Watchers International, holding such titles as Psychological Director and Executive Director of One to One Weight Management System, a subsidiary of Weight Watchers. Dr. Stuart has been continuously employed as a faculty member of various universities. He is currently Clinical Professor Emeritus, Department of Psychiatry, University of Washington, and Program Director, Respecialization in Clinical Psychology, The Fielding Graduate institute. Dr. Stuart is also a director of Domino Investments, Inc., a Utah publicly-held corporation organized for the same general purpose as the Company, until 1985, when it merged with General Automotive Corp. He continues to serve as a director of such company. Dr. Stuart completed his undergraduate training at New York University in 1955 and received his masters and doctoral degrees from Columbia University in 1960 and 1965 respectively.

      Philip C. Gugel has been a private investor and businessman for five years prior to his retirement in August 2000. From 1986 until August 2000 he has been the Chief Executive Officer of Hawthorne Capital Corporation, a private company that owns and operates a Molly Maid franchise in Modesto, CA.

      Jack M. Gertino has been a private investor and business consultant in Salt Lake City, Utah, for the past five years. For the past five years, he has been engaged in the private development of, and investment in, commercial and residential real estate in Utah and Arizona. He currently provides consulting services for financial institutions. Mr. Gertino has been involved in private and public financings over the past twenty years. From February 1992 to the present, he has served as a director of Red Horse Entertainment Corporation, a publicly held shell corporation seeking a business acquisition. Since February, 1987, he has also served as an officer and director of Lazarus Industries, Inc., a publicly held Utah shell corporation seeking a business acquisition.

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

                 ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following sets forth the compensation of Comet's executive officers for the three fiscal years ended December 31, 2002.



Name and             Fiscal
Principal            Year
Position             Ended                                       All Other ($)
Fiscal               December 31   Salary($) Bonus($) Options(#) Compensation
-------------------- ------------- --------- -------- ---------- ------------
Richard B. Stuart      2002         0          0          0 (2)      5,000 (1)
President and Chief    2001         0          0          0             0
Executive Officer      2000         0          0          0             0
-------------------- ------------- --------- -------- ---------- ------------
Jack M. Gertino
Secretary/Treasurer    2002         0          0          0 (2)     10,000 (1)
and Chief Financial    2001         0          0          0             0
Officer                2000         0          0          0             0


(1)   The Company recorded compensation expense for Richard B. Stuart and Jack
M. Gertino, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing a specific business opportunity for a possible business combination during the fiscal year, participating in meetings and conference calls in connection with such opportunity, and undertaking related activities. This possible transaction was terminated in October, 2002.

(2) On March 11, 1999, the Company granted to Richard B. Stuart, Phillip C. Gugel and Jack M. Gertino options to purchase 200,000 shares of common stock each at an exercise price of $0.1875, which was the average of the bid and asked prices for the common stock on that date. The options are vested and expire in March 2009. The options were issued to compensate these persons for their services to the Company over the past 13 years, for which they had received no other compensation.

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

      The following table sets forth certain information with respect to unexercised options held by the executive officers as of December 31, 2002.

                        Number of Securities          Value of Unexercised
Name and Principal   Underlying Unexercised Options   In-the-Money Options
Position               at December 31, 2002 (#)     at December 31, 2002($)(1)
-------------------- ------------------------------ -------------------------
                      Exerciseable/Unexerciseable  Exerciseable/Unexerciseable
                      ------------ --------------  ------------ --------------
Richard B. Stuart
 President                 200,000/ -0-                     -0-/ -0-

Philip C. Gugel
 Vice President            200,000/ -0-                     -0-/ -0-

Jack M. Gertino
 Secretary and Treasurer   200,000/ -0-                     -0-/ -0-

(1) This value is determined on the basis of the difference between the average of the high bid and asked prices on December 31, 2002, of the securities underlying the options, and the exercise price.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth as of March 21, 2003, the number and percentage of the 3,598,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                  Percent of
Name and Address                     Common Shares   Options (1)  Class (2)
------------------                   -------------   ----------   ---------
Richard B. Stuart (3)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101               175,680      200,000       9.9%

Philip C. Gugel (3)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101               131,760      200,000       8.7%

Jack M. Gertino (3)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101               175,680      200,000       9.9%


All Executive Officers and
 Directors as a Group (3 persons)        483,120      600,000      25.8%


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

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the past two fiscal years, there have been no transactions requiring disclosure under this Item 12.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


      (a) Exhibits. Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No. SEC Ref. No. Title of Document                          Location
----------- ------------ ------------------------------------------ --------
   3.1       (3)(i)      Articles of Incorporation, as amended         *
   3.2       (3)(ii)     By-Laws                                       *
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

     (b) Form 8-K Filings. No reports on Form 8-K were filed in the last fiscal year of 2002.

                ITEM 14.  CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of Registrant's management, as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      Changes in Internal Accounting. There were no significant changes in Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMET TECHNOLOGIES, INC.


Date: March 21, 2003           By: /s/ Richard B. Stuart
                                   Richard B. Stuart, President and CEO


Date: March 24, 2003           By: /s/ Jack M. Gertino
                                   Jack M. Gertino, Secretary and CFO

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 21, 2003              /s/ Richard B. Stuart
                                   Richard B. Stuart
                                   President, CEO and Director


Dated: March 24, 2003              /s/ Jack M. Gertino
                                   Jack M. Gertino
                                   Secretary, CFO and Director


Dated: March 24, 2003              /s/ Philip Gugel
                                   Philip Gugel, Director

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard B. Stuart, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Comet Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003            /s/ Richard B. Stuart
                               Richard B. Stuart, Chief Executive Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack M. Gertino, Chief Financial Officer, certify that:

1.      I have reviewed this annual report on Form 10-KSB of Comet
Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003         /s/ Jack M. Gertino
                              Jack M. Gertino, Chief Financial Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Comet Technologies, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Richard B. Stuart and Jack M. Gertino, Chief Executive Officer and Chief Financial Officer of the Company, respectively, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 21, 2003              /s/ Richard B. Stuart
                                  Richard B. Stuart, Chief Executive Officer


Date: March 24, 2003              /s/ Jack M. Gertino
                                  Jack M. Gertino, Chief Financial Officer

                  INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report...............................................20

Balance Sheet..............................................................21

Statements of Operations...................................................22

Statements of Stockholders' Equity.........................................23

Statements of Cash Flows...................................................24

Notes to the Financial Statements..........................................25

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Comet Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Comet Technologies, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and from inception on February 7, 1986 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comet Technologies, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception on February 7, 1986 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/ HJ & Associates LLC

HJ & Associates, LLC
Salt Lake City, Utah
February 18, 2003

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

                                                              December 31,
                                                                  2002
                                                              -------------
CURRENT ASSETS

  Cash and cash equivalents                                   $    176,686
                                                              -------------

    Total Current Assets                                           176,686
                                                              -------------

    TOTAL ASSETS                                              $    176,686
                                                              =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - related parties                         $     15,000
                                                              -------------

     Total Current Liabilities                                      15,000
                                                              -------------

     TOTAL LIABILITIES                                              15,000
                                                              -------------
STOCKHOLDERS' EQUITY

   Preferred stock, $0.001 par value, 5,000,000
    shares authorized; none issued or outstanding                        -
   Common stock, $0.001 par value, 20,000,000
    shares authorized; 3,598,000 issued and
    outstanding                                                      3,598
   Capital in excess of par value                                  238,561
   Deficit accumulated during the development stage                (80,473)
                                                              -------------

     Total Stockholders' Equity                                    161,686
                                                              -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    176,686
                                                              =============









The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Operations


                                                                 From
                                                                 Inception on
                                                                 February 7,
                                        For the Years Ended      1986 through
                                               December 31,      December 31,
                                          2002          2001     2002
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES

  General and administrative               29,812        12,750       225,451
                                     ------------- ------------- -------------

    Total Expenses                         29,812        12,750       225,451
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                      (29,812)      (12,750)     (225,451)
                                     ------------- ------------- -------------
OTHER INCOME

  Dividend income                               -             -         5,493
  Interest income                           1,738         5,338       146,135
  Unrealized loss from
     marketable securities                      -             -        (6,650)
                                     ------------- ------------- -------------

    Total Other Income                      1,738         5,338       144,978
                                     ------------- ------------- -------------

NET LOSS                             $    (28,074) $     (7,412) $    (80,473)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.01) $      (0.00)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     3,598,000     3,598,000
                                     ============= =============










The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on February 7, 1986 through December 31, 2002


                                                                    Deficit
                                                                  Accumulated
                                                     Capital in     During
                                  Common Stock        Excess of   Development
                              Shares       Amount     Par Value     Stage
                           ------------- ----------- ----------- -------------
Balance at Inception on
 February 7, 1986                      - $        -  $        -  $          -

Issuance of 1,098,000
 shares  of common stock
 to officers, directors
 and  other individuals
 for $0.023 per share on
 February 7, 1986              1,098,000      1,098      23,902             -

Public offering of the
 Company's common stock
 (Note 2)                      2,500,000      2,500     247,500             -

Deferred offering costs
 offset against capital
 in excess of par value                -          -     (32,841)            -

Net loss from inception on
 February 7, 1986 through
 December 31, 1997                     -          -           -       (41,568)
                           ------------- ----------- ----------- -------------

Balance,  December 31, 1997    3,598,000      3,598     238,561       (41,568)

Net loss for the year
 ended December 31, 1998               -          -           -        (1,761)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1998     3,598,000      3,598     238,561       (43,329)

Net income for the year
 ended December 31, 1999               -          -           -           145
                           ------------- ----------- ----------- -------------

Balance, December 31, 1999     3,598,000      3,598     238,561       (43,184)

Net loss for the year
 ended December 31, 2000               -          -           -        (1,803)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2000     3,598,000      3,598     238,561       (44,987)

Net loss for the year
 ended December 31, 2001               -          -           -        (7,412)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000      3,598     238,561       (52,399)

Net loss for the year
 ended December 31, 2002               -          -           -       (28,074)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002     3,598,000 $    3,598  $  238,561  $    (80,473)
                           ============= =========== =========== =============




The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows



                                                                 From
                                                                 Inception on
                                                                 February 7,
                                        For the Years Ended      1986 through
                                            December 31,         December 31,
                                          2002          2001     2002
                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from operations      $    (28,074) $     (7,412) $    (80,473)
  Adjustments to reconcile net
   income (loss) to net cash (used)
   provided by operating activities:
     Amortization                               -             -           301
  Change in operating assets and
   liabilities:
     Increase in taxes payable                  -             -           300
     Increase (decrease) in accounts
       payable                             15,000          (100)       14,699
                                     ------------- ------------- -------------
        Net Cash (Used) by
        Operating Activities              (13,074)       (7,512)      (65,173)
                                     ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES            -             -             -
                                     ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                          -             -          (300)
  Net stock offering proceeds                   -             -       242,159
                                     ------------- ------------- -------------
        Net Cash Provided by
        Financing Activities                    -             -       241,859
                                     ------------- ------------- -------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (13,074)       (7,512)      176,686

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                   189,760       197,272             -
                                     ------------- ------------- -------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                    $    176,686  $    189,760  $    176,686
                                     ============= ============= =============
CASH PAID FOR:

  Taxes                              $          -  $          -  $          -
  Interest                           $          -  $          -  $          -







The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

          c. Basic Loss Per Share

          The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                          December 31,
                                                      2002           2001
                                                 ------------- -------------
          Numerator - loss                       $    (28,074) $     (7,412)
          Denominator - weighted average
            number of shares outstanding            3,598,000     3,598,000
                                                 ------------- -------------

          Loss per share                         $      (0.01) $     ( 0.00)
                                                 ============= =============

          d. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          e. Provision for Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Provision for Taxes (Continued)

         Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                     2002         2001
                                                ------------- -------------

          Deferred tax assets:
            NOL Carryover                       $     31,785  $     20,631
                                                ------------- ------------
                                                      31,785        20,631
          Deferred tax liabilities:
            Depreciation                                   -             -

          Valuation allowance                        (31,785)      (20,631)
                                                ------------- -------------

          Net deferred tax asset                $          -  $          -
                                                ============= =============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                     2002          2001
                                                ------------- -------------

         Book income                            $    (10,950) $     (2,817)
         Stock for Services/Options Expense                -             -
         Depreciation                                      -             -
         State Tax Expense                               100             -
         Meals and Entertainments                        285             -
         Other                                        10,565         2,817
                                                ------------- -------------
                                                $          -  $          -
                                                ============= =============

         At December 31, 2002, the Company had net operating loss carryforwards of approximately $81,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.  Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

NOTE 4 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Company adopted the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)," and FASB Statement No. 147,
"Acquisitions of Certain Financial Institutions   an amendment of FASB
Statements No. 72 and 144 and FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

         In December 2002, the FASB issued Statement No. 148, "Accounting for
Stock-Based Compensation   Transition and Disclosure   an amendment of FASB
Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.