Form 10QSB
period 2003-03-31
COMET TECHNOLOGIES INC
filed 2003-05-14
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

_____________________________________________________________________________

(Mark one)
 [ XX ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

 [    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from _______ to ________

_____________________________________________________________________________

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
 _______________________________________________________________
(Exact Name of small business issuer as specified in its charter)

                  Nevada                             87-0430322
       ________________________                _______________________
       (State of Incorporation)                (IRS Employer ID Number)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
 _______________________________________________________________
             (Address of principal executive offices)

                          (801) 532-7851
                    __________________________
                   (Issuer's telephone number)

                         Not Applicable.
____________________________________________________________________
(Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [XX]     NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity: As of the date of this report, there were 3,598,000 shares of common stock outstanding.

Transitional Small Business Format: Yes [  ]   No [ X ]

                     COMET TECHNOLOGIES, INC.

         Form 10-QSB for the Quarter ended March 31, 2003

                        Table of Contents

Part I - Financial Information                                            Page

         Item 1.  Financial Statements                                      4

         Item 2.  Management's Discussion and Analysis or Plan of Operation 10

         Item 3.  Controls and Procedures                                   11

Part II - Other Information

         Item 1.  Legal Proceedings                                         12

         Item 2.  Changes in Securities                                     12

         Item 3.  Defaults Upon Senior Securities                           12

         Item 4.  Submission of Matters to a Vote of Security Holders       12

         Item 5.  Other Information                                         12

         Item 6.  Exhibits and Reports on Form 8-K                          12

Signatures                                                                  12

Certifications                                                              13

                  PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements






                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                          March 31, 2003

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                     March 31,    December 31,
                                                        2003         2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                             $    159,203  $    176,686
                                                   ------------- -------------

    Total Current Assets                                159,203       176,686
                                                   ------------- -------------

    TOTAL ASSETS                                   $    159,203  $    176,686
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $        400  $          -
  Accounts payable - related parties                      5,000        15,000
                                                   ------------- -------------

    Total Current Liabilities                             5,400        15,000
                                                   ------------- -------------

    TOTAL LIABILITIES                                     5,400        15,000
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

  Common stock: 20,000,000 shares authorized
    of $0.001 par value, 3,598,000 shares
    issued and outstanding                                3,598         3,598
  Additional paid-in capital                            238,561       238,561
  Deficit accumulated during the development stage      (88,356)      (80,473)
                                                   ------------- -------------

    Total Stockholders' Equity                          153,803       161,686
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    159,203  $    176,686
                                                   ============= =============


The accompanying notes are an integral part of these financial statements,

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)


                                                                From
                                                                Inception on
                                                                December 31,
                                    For the Three Months Ended  1985 through
                                             March 31,          March 31,
                                         2003         2002      2003
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $          -

EXPENSES

  General and administrative               8,304         4,473       233,755
                                    ------------- ------------- -------------

     Total Expenses                        8,304         4,473       233,755
                                    ------------- ------------- -------------

LOSS FROM OPERATIONS                      (8,304)       (4,473)     (233,755)
                                    ------------- ------------- -------------
OTHER INCOME (EXPENSE)
  Dividend income                              -             -         5,493
  Interest income                            421           414       146,556
  Unrealized loss from
     marketable securities                     -             -        (6,650)
                                    ------------- ------------- -------------

     Total Other Income (Expense)            421           414       145,399
                                    ------------- ------------- -------------

NET LOSS                            $     (7,883) $     (4,059) $    (88,356)
                                    ============= ============= =============

BASIC LOSS PER SHARE                $      (0.00) $      (0.00)
                                    ============= =============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                3,598,000     3,598,000
                                    ============= =============





The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
     From Inception on February 7, 1986 through March 31, 2003



                                                                    Deficit
                                                                  Accumulated
                                                     Capital in     During
                                  Common Stock        Excess of   Development
                              Shares       Amount     Par Value     Stage
                           ------------- ----------- ----------- -------------
Balance at Inception on
 February 7, 1986                      - $        -  $        -  $          -

Issuance of 1,098,000
 shares  of common stock
 to officers, directors
 and other individuals
 for $0.023 per share on
 February 7, 1986              1,098,000      1,098      23,902             -

Public offering of the
 Company's common stock        2,500,000      2,500     247,500             -

Deferred offering costs
 offset against capital
 in excess of par value                -          -     (32,841)            -

Net loss from inception on
 February 7, 1986 through
 December 31, 1997                     -          -           -       (41,568)
                           ------------- ----------- ----------- -------------

Balance,  December 31, 1997    3,598,000      3,598     238,561       (41,568)

Net loss for the year
 ended December 31, 1998               -          -           -        (1,761)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1998     3,598,000      3,598     238,561       (43,329)

Net income for the year
 ended December 31, 1999               -          -           -           145
                           ------------- ----------- ----------- -------------

Balance, December 31, 1999     3,598,000      3,598     238,561       (43,184)

Net loss for the year
 ended December 31, 2000               -          -           -        (1,803)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2000     3,598,000      3,598     238,561       (44,987)

Net loss for the year
 ended December 31, 2001               -          -           -        (7,412)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000      3,598     238,561       (52,399)
                           ------------- ----------- ----------- -------------




The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
    From Inception on February 7, 1986 through March 31, 2003



                                                                    Deficit
                                                                  Accumulated
                                                     Capital in     During
                                  Common Stock        Excess of   Development
                              Shares       Amount     Par Value     Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000 $    3,598  $  238,561  $    (52,399)

Net loss for the year ended
 December 31, 2002                     -          -           -       (28,074)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002     3,598,000      3,598     238,561       (80,473)

Net loss for the three
 months ended March 31, 2003
 (unaudited)                           -          -           -        (7,883)
                           ------------- ----------- ----------- -------------
Balance, March 31, 2003
 (unaudited)                   3,598,000 $    3,598  $  238,561  $    (88,356)
                           ============= =========== =========== =============











The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                From
                                                                Inception on
                                                                December 31,
                                    For the Three Months Ended  1985 through
                                             March 31,          March 31,
                                         2003         2002      2003
                                    ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Income (loss) from operations      $     (7,883) $     (4,059) $    (88,356)
 Adjustments to reconcile net income
  (loss) to net cash (used) provided
  by operating activities:
    Amortization                               -             -           301
 Change in operating assets and
  liabilities:
    Increase in taxes payable                  -             -           300
    Increase (decrease) in accounts
     payable and accounts payable
     - related parties                    (9,600)          591         5,099
                                    ------------- ------------- -------------
     Net Cash (Used) by
     Operating Activities                (17,483)       (3,468)      (82,656)
                                    ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES           -             -             -
                                    ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                         -             -          (300)
  Net stock offering proceeds                  -             -       242,159
                                    ------------- ------------- -------------
     Net Cash Provided by
     Financing Activities                      -             -       241,859
                                    ------------- ------------- -------------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        (17,483)       (3,468)      159,203

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                  176,686       189,760             -
                                    ------------- ------------- -------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                   $    159,203  $    186,292  $    159,203
                                    ============= ============= =============
CASH PAID FOR:

  Taxes                             $          -  $          -  $          -
  Interest                          $          -  $          -  $          -



The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2003 and December 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 - RELATED PARTY TRANSACTION

As of March 31, 2003, the Company owed $5,000 to a related party for consulting services performed during the three months ended March 31, 2003.

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

Three Month periods ended March 31, 2003 and 2002

    The Company had no revenue from continuing operations for the three months ended March 31, 2003 and 2002.

    General and administrative expenses for the three-month periods ended March 31, 2003 and 2002 were $8,304 and $4,473, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

    The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $421 for the three-months ended March 31, 2003, as compared to interest income of $414 for the same period in 2002.

    Due to the foregoing factors, the Company realized a net loss of $7,883 for the three months ended March 31, 2003, as compared to a net loss of $4,059 for the three months ended March 31, 2002. The Company has had a net loss since inception of $88,356.

(4) Liquidity and Capital Resources

    The Company has not experienced a material change in financial condition over the past year. At March 31, 2003, the Company had working capital of approximately $153,803, as compared to $161,686, at December 31, 2002.
Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

Item 3 - Controls and Procedures

    (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company, Richard B. Stuart and Jack M. Gertino, respectively, concluded that the Company's disclosure controls and procedures were adequate.

    (b) Internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer, Richard B. Stuart and Jack M. Gertino.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended March 31, 2003, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

         None.

                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMET TECHNOLOGIES, INC.


Date: May 12, 2003            By:  /s/ Richard B. Stuart
                                  __________________________________________
                                  Richard B. Stuart, President and CEO



 Date: May 12, 2003           By:  /s/ Jack M. Gertino
                                   _________________________________________
                                   Jack M. Gertino, Secretary and CFO

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: May 12, 2003          /s/ Richard B. Stuart
                              _______________________________________________
                              Richard B. Stuart, Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date: May 12, 2003               /s/ Jack M. Gertino
                                  ____________________________________________
                                  Jack M. Gertino, Chief Financial Officer

                    CERTIFICATION PURSUANT TO
          18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Comet Technologies, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Richard B. Stuart and Jack M. Gertino, Chief Executive Officer and Chief Financial Officer of the Company, respectively, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant of Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  Date: May 12, 2003           /s/ Richard B. Stuart
                               __________________________________________
                               Richard B. Stuart, Chief Executive Officer


  Date: May 12, 2003           /s/ Jack M. Gertino
                               __________________________________________
                               Jack M. Gertino, Chief Financial Officer