Form 10QSB
period 2003-06-30
COMET TECHNOLOGIES INC
filed 2003-08-13
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

______________________________________________________________________________

(Mark one)
   [XX]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

   [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

           Commission File Number: 0-26059

______________________________________________________________________________


                     COMET TECHNOLOGIES, INC.
 ________________________________________________________________
(Exact Name of small business issuer as specified in its charter)

               Nevada                               87-0430322
       ________________________                 _______________________
       (State of Incorporation)                 (IRS Employer ID Number)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
 ________________________________________________________________
             (Address of principal executive offices)

                          (801) 532-7851
 _______________________________________________________________
                   (Issuer's telephone number)

                         Not Applicable.
 ________________________________________________________________
(Former name, address and fiscal year, if changed since last report)



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

                     COMET TECHNOLOGIES, INC.

        Form 10-QSB for the Six Months ended June 30, 2003

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

               June 30, 2003 and December 31, 2002

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    June 30,    December 31,
                                                      2003          2002
                                                 ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                       $    155,807  $    176,686
                                                 ------------- -------------

   Total Current Assets                               155,807       176,686
                                                 ------------- -------------

   TOTAL ASSETS                                  $    155,807  $    176,686
                                                 ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                $        672  $          -
 Accounts payable - related parties                    10,000        15,000
                                                 ------------- -------------

   Total Current Liabilities                           10,672        15,000
                                                 ------------- -------------

   TOTAL LIABILITIES                                   10,672        15,000
                                                 ------------- -------------

STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value,
  5,000,000 shares authorized, none issued
  or outstanding                                            -             -

 Common stock: 20,000,000 shares authorized
  of $0.001 par value, 3,598,000 shares issued
  and outstanding                                       3,598         3,598
 Additional paid-in capital                           238,561       238,561
 Deficit accumulated during the development stage     (97,024)      (80,473)
                                                 ------------- -------------

   Total Stockholders' Equity                         145,135       161,686
                                                 ------------- -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    155,807  $    176,686
                                                 ============= =============



The accompanying notes are an integral part of these financial statements.



                          COMET TECHNOLOGIES, INC.
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)




                                                                                          From
                                        For the                   For the             Inception on
                                  Three Months Ended          Six Months Ended         February 7,
                                        June 30,                   June 30,           1986 Through
                              --------------------------- ---------------------------    June 30,
                                 2003           2002          2003          2002          2003
                              ------------- ------------- ------------- ------------- -------------
REVENUES                      $          -  $          -  $          -  $          -  $          -

EXPENSES

  General and administrative         9,059         5,230        17,363         9,703       242,814
                              ------------- ------------- ------------- ------------- -------------

    Total Expenses                   9,059         5,230        17,363         9,703       242,814
                              ------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS                (9,059)       (5,230)      (17,363)       (9,703)     (242,814)
                              ------------- ------------- ------------- ------------- -------------
OTHER INCOME (LOSS)

  Dividend income                        -             -             -             -         5,493
  Interest income                      391           406           812           820       146,947
  Unrealized loss from
    marketable securities                -             -             -             -        (6,650)
                              ------------- ------------- ------------- ------------- -------------

    Total Other Income (Loss)          391           406           812           820       145,790
                              ------------- ------------- ------------- ------------- -------------

NET LOSS                      $     (8,668) $     (4,824) $    (16,551) $     (8,883) $    (97,024)
                              ============= ============= ============= ============= =============

BASIC LOSS PER SHARE          $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                              ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           3,598,000     3,598,000     3,598,000     3,598,000
                              ============= ============= ============= =============










 The accompanying notes are an integral part of these financial statements.

                                     5

                          COMET TECHNOLOGIES, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
          From Inception on February 7, 1986 through June 30, 2003

                                                                                   Deficit
                                                                                   Accumulated
                                              Common Stock           Additional    During
                                         --------------------------- Paid-in       Development
                                         Shares        Amount        Capital       Stage
                                         ------------- ------------- ------------- -------------
Balance at Inception on
 February 7, 1986                                   -  $          -  $          -  $          -

Issuance of 1,098,000 shares
 of common stock to officers,
 directors and other individuals
 for $0.023 per share on
 February 7, 1986                           1,098,000         1,098        23,902             -

Public offering of the Company's
 common stock                               2,500,000         2,500       247,500             -

Deferred offering costs offset
 against capital in excess
 of par value                                       -             -       (32,841)            -

Net loss from inception on
 February 7, 1986 through
 December 31, 1997                                  -             -             -       (41,568)
                                         ------------- ------------- ------------- -------------

Balance, December 31, 1997                  3,598,000         3,598       238,561       (41,568)

Net loss for the year ended
 December 31, 1998                                  -             -             -        (1,761)
                                         ------------- ------------- ------------- -------------

Balance, December 31, 1998                  3,598,000         3,598       238,561       (43,329)

Net income for the year ended
 December 31, 1999                                  -             -             -           145
                                         ------------- ------------- ------------- -------------

Balance, December 31, 1999                  3,598,000         3,598       238,561       (43,184)

Net loss for the year ended
 December 31, 2000                                  -             -             -        (1,803)
                                         ------------- ------------- ------------- -------------

Balance, December 31, 2000                  3,598,000         3,598       238,561       (44,987)

Net loss for the year ended
 December 31, 2001                                  -             -             -        (7,412)
                                         ------------- ------------- ------------- -------------

Balance, December 31, 2001                  3,598,000         3,598       238,561       (52,399)
                                         ------------- ------------- ------------- -------------



 The accompanying notes are an integral part of these financial statements.

                                     6




                          COMET TECHNOLOGIES, INC.
                       (A Development Stage Company)
          Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on February 7, 1986 through June 30, 2003


                                                                                   Deficit
                                                                                   Accumulated
                                                Common Stock         Additional    During
                                         --------------------------- Paid-in       Development
                                         Shares        Amount        Capital       Stage
                                         ------------- ------------- ------------- -------------
Balance, December 31, 2001                  3,598,000  $      3,598  $    238,561  $    (52,399)

Net loss for the year ended
 December 31, 2002                                  -             -             -       (28,074)
                                         ------------- ------------- ------------- -------------

Balance, December 31, 2002                  3,598,000         3,598       238,561       (80,473)

Net loss for the six months
 ended June 30, 2003 (unaudited)                    -             -             -       (16,551)
                                         ------------- ------------- ------------- -------------
Balance, June 30, 2003
  (unaudited)                               3,598,000  $      3,598  $    238,561   $   (97,024)
                                         ============= ============= ============= =============





























 The accompanying notes are an integral part of these financial statements.

                                     6

                          COMET TECHNOLOGIES, INC.
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                               From
                                                                               Inception on
                                                   For the Six Months Ended    February 7,
                                                            June 30,           1986 through
                                                   --------------------------- June 30,
                                                        2003         2002      2003
                                                   ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Loss from operations                             $    (16,551) $     (8,883) $    (97,024)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Amortization                                             -             -           301
  Change in operating assets and liabilities:
     Increase in taxes payable                                -             -           300
     Increase (decrease) in accounts payable
      and accounts payable - related parties             (4,328)            -        10,371
                                                   ------------- ------------- -------------

       Net Cash Used by Operating Activities            (20,879)       (8,883)      (86,052)
                                                   ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                          -             -             -
                                                   ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                                        -             -          (300)
  Net stock offering proceeds                                 -             -       242,159
                                                   ------------- ------------- -------------

       Net Cash Provided by Financing Activities              -             -       241,859
                                                   ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   (20,879)       (8,883)      155,807

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        176,686       189,760             -
                                                   ------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $    155,807  $    180,877  $    155,807
                                                   ============= ============= =============

CASH PAID FOR:

  Taxes                                            $          -  $          -  $          -
  Interest                                         $          -  $          -  $          -









 The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2003 and December 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 - RELATED PARTY TRANSACTION

As of June 30, 2003, the Company owed $10,000 to related parties for consulting services performed during the six months ended June 30, 2003.

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

Three and Six Months periods ended June 30, 2003 and 2002

       The Company had no revenue from continuing operations for the three and six months periods ended June 30, 2003 and 2002.

       General and administrative expenses for the three-month periods ended June 30, 2003 and 2002 were $9,059 and $5,230, respectively. For the six-month periods ended June 30, 2003 and 2002, general and administrative expenses were $17,363 and $9,703, respectively. These expenses consisted of general corporate administration, legal and professional expenses, consulting expenses, and accounting and auditing costs.

       The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $391 for the three-months ended June 30, 2003, as compared to interest income of $406 for the same period in 2002.

       Due to the foregoing factors, the Company realized a net loss of $8,668 for the three months ended June 30, 2003, as compared to a net loss of $4,824 for the three months ended June 30, 2002. For the six-month periods ended June 30, 2003 and 2002, the Company realized a net loss of $16,551 and $8,883, respectively. The Company has had a net loss since inception of $97,024.

(4)    Liquidity and Capital Resources

       The Company has not experienced a material change in financial condition over the past year. At June 30, 2003, the Company had working capital of approximately $145,135, as compared to $161,686, at December 31, 2002. This reduction in working capital is due to costs of maintaining the Company as a public company, and payments to officers for efforts in reviewing business opportunities. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

Item 3 - Controls and Procedures

       As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

       There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

       During the quarter ended June 30, 2003, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

Exhibit    Description
-------    -----------

31.1       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002*

31.2       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002*

32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002**


*Included herein pursuant to Item 601(b) 31 of Regulation SB.
**Included herein pursuant to Item 601(b) 32 of Regulation SB.

                            SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMET TECHNOLOGIES, INC.



    Date: August 12, 2003    By:  /s/ Richard B. Stuart
                                 ____________________________________________
                                  Richard B. Stuart, President and CEO



    Date: August 12, 2003    By:  /s/ Jack M. Gertino
                                 ____________________________________________
                                  Jack M. Gertino, Secretary and CFO