Form 10QSB
period 2003-09-30
COMET TECHNOLOGIES INC
filed 2003-11-14
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

______________________________________________________________________________
(Mark one)

   [XX]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

   [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT OF 1934

             For the transition period from ______ to ________
______________________________________________________________________________

                 Commission File Number: 0-26059


                     COMET TECHNOLOGIES, INC.
                    -------------------------
(Exact Name of small business issuer as specified in its charter)

         Nevada                                         87-0430322
------------------------                          -----------------------
(State of Incorporation)                         (IRS Employer ID Number)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
     -------------------------------------------------------
             (Address of principal executive offices)

                          801) 532-7851
                          --------------
                   (Issuer's telephone number)

                         Not Applicable.
                         ---------------
(Former name, address and fiscal year, if changed since last report)




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

                     COMET TECHNOLOGIES, INC.

     Form 10-QSB for the Nine Months ended September 30, 2003

                        Table of Contents

Part I - Financial Information                                          Page

         Item 1.  Financial Statements                                   4

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                     10

         Item 3.  Controls and Procedures                               11

Part II - Other Information

         Item 1.  Legal Proceedings                                     12

         Item 2.  Changes in Securities                                 12

         Item 3.  Defaults Upon Senior Securities                       12

         Item 4.  Submission of Matters to a Vote of Security Holders   12

         Item 5.  Other Information                                     12

         Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                              13

                  PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements







                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

             September 30, 2003 and December 31, 2002

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                   September 30, December 31,
                                                        2003         2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                        $    153,670  $    176,686
                                                   ------------- -------------

    Total Current Assets                                153,670       176,686
                                                   ------------- -------------

    TOTAL ASSETS                                   $    153,670  $    176,686
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $          -  $          -
  Accounts payable - related parties                     15,000        15,000
                                                   ------------- -------------

    Total Current Liabilities                            15,000        15,000
                                                   ------------- -------------

    TOTAL LIABILITIES                                    15,000        15,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock, $0.001 par value,
    5,000,000 shares authorized, none issued
    or outstanding                                            -             -

  Common stock: 20,000,000 shares authorized
    of $0.001 par value, 3,598,000 shares issued
    and outstanding                                       3,598         3,598
  Additional paid-in capital                            238,561       238,561
  Deficit accumulated during the development stage     (103,489)      (80,473)
                                                   ------------- -------------

    Total Stockholders' Equity                          138,670       161,686
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    153,670  $    176,686
                                                   ============= =============



The accompanying notes are an integral part of these financial statements.




                           COMET TECHNOLOGIES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)



                                                                                              From
                                           For the                   For the              Inception on
                                      Three Months Ended         Nine Months Ended         February 7,
                                         September 30,             September 30,          1986 Through
                                  --------------------------- --------------------------- September 30,
                                       2003         2002           2003         2002          2003
                                  ------------- ------------- ------------- ------------- -------------
REVENUES                          $          -  $          -  $          -  $          -  $          -

EXPENSES

  General and administrative             6,759         2,844        24,122        12,547       249,573
                                  ------------- ------------- ------------- ------------- -------------

    Total Expenses                       6,759         2,844        24,122        12,547       249,573
                                  ------------- ------------- ------------- ------------- -------------

LOSS FROM OPERATIONS                    (6,759)       (2,844)      (24,122)      (12,547)     (249,573)
                                  ------------- ------------- ------------- ------------- -------------
OTHER INCOME (LOSS)

  Dividend income                            -             -             -             -         5,493
  Interest income                          294           435         1,106         1,255       147,241
  Unrealized loss from
   marketable securities                     -             -             -             -        (6,650)
                                  ------------- ------------- ------------- ------------- -------------

    Total Other Income (Loss)              294           435         1,106         1,255       146,084
                                  ------------- ------------- ------------- ------------- -------------

NET LOSS                          $     (6,465) $     (2,409) $    (23,016) $    (11,292) $   (103,489)
                                  ============= ============= ============= ============= =============

BASIC LOSS PER SHARE              $      (0.00) $      (0.00) $      (0.00) $      (0.00)
                                  ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   3,598,000     3,598,000     3,598,000     3,598,000
                                  ============= ============= ============= =============



  The accompanying notes are an integral part of these financial statements.

                                      5










                           COMET TECHNOLOGIES, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
         From Inception on February 7, 1986 through September 30, 2003

                                                                                     Deficit
                                                                                   Accumulated
                                              Common Stock            Additional     During
                                        ---------------------------    Paid-In     Development
                                             Shares      Amount        Capital        Stage
                                        ------------- ------------- ------------- --------------
Balance at Inception on
 February 7, 1986                                  -  $          -  $          -  $           -

Issuance of 1,098,000 shares
 of common stock to officers,
 directors and other individuals
 for $0.023 per share on
 February 7, 1986                          1,098,000         1,098        23,902              -

Public offering of the Company's
 common stock                              2,500,000         2,500       247,500              -

Deferred offering costs offset
 against capital in excess
 of par value                                      -             -       (32,841)             -

Net loss from inception on
 February 7, 1986 through
 December 31, 1997                                 -             -             -        (41,568)
                                        ------------- ------------- ------------- --------------

Balance, December 31, 1997                 3,598,000         3,598       238,561        (41,568)

Net loss for the year ended
 December 31, 1998                                 -             -             -         (1,761)
                                        ------------- ------------- ------------- --------------

Balance, December 31, 1998                 3,598,000         3,598       238,561        (43,329)

Net income for the year ended
 December 31, 1999                                 -             -             -            145
                                        ------------- ------------- ------------- --------------

Balance, December 31, 1999                 3,598,000         3,598       238,561        (43,184)

Net loss for the year ended
 December 31, 2000                                 -             -             -         (1,803)
                                        ------------- ------------- ------------- --------------

Balance, December 31, 2000                 3,598,000         3,598       238,561        (44,987)

Net loss for the year ended
 December 31, 2001                                 -             -             -         (7,412)
                                        ------------- ------------- ------------- --------------

Balance, December 31, 2001                 3,598,000         3,598       238,561        (52,399)
                                        ------------- ------------- ------------- --------------






  The accompanying notes are an integral part of these financial statements.

                                      6

                           COMET TECHNOLOGIES, INC.
                         (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)(Continued)
         From Inception on February 7, 1986 through September 30, 2003




                                                                                     Deficit
                                                                                   Accumulated
                                              Common Stock            Additional     During
                                        ---------------------------    Paid-In     Development
                                             Shares      Amount        Capital        Stage
                                        ------------- ------------- ------------- --------------
Balance, December 31, 2001                 3,598,000  $      3,598  $    238,561  $     (52,399)

Net loss for the year ended
 December 31, 2002                                 -             -             -        (28,074)
                                        ------------- ------------- ------------- --------------

Balance, December 31, 2002                 3,598,000         3,598       238,561        (80,473)

Net loss for the nine months
 ended September 30, 2003
(unaudited)                                        -             -             -        (23,016)
                                        ------------- ------------- ------------- --------------
Balance, September 30, 2003
  (unaudited)                              3,598,000  $      3,598  $    238,561  $    (103,489)
                                        ============= ============= ============= ==============




















  The accompanying notes are an integral part of these financial statements.







                           COMET TECHNOLOGIES, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)

                                                                                   From
                                                                                Inception on
                                                    For the Nine Months Ended    February 7,
                                                           September 30,        1986 through
                                                   ---------------------------- September 30,
                                                        2003          2002         2003
                                                   -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Loss from operations                             $     (23,016) $    (11,292) $   (103,489)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Amortization                                              -             -           301
  Change in operating assets and liabilities:
     Increase in taxes payable                                 -             -           300
     Increase (decrease) in accounts payable and
      accounts payable - related parties                       -             -        14,699
                                                   -------------- ------------- -------------

      Net Cash used by Operating Activities              (23,016)      (11,292)      (88,189)
                                                   -------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                           -             -             -
                                                   -------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                                         -             -          (300)
  Net stock offering proceeds                                  -             -       242,159
                                                   -------------- ------------- -------------

      Net Cash Provided by Financing Activities                -             -       241,859
                                                   -------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    (23,016)      (11,292)      153,670

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         176,686       189,760             -
                                                   -------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     153,670  $    178,468  $    153,670
                                                   ============== ============= =============
CASH PAID FOR:

  Taxes                                            $           -  $          -  $          -
  Interest                                         $           -  $          -  $          -





  The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2003 and December 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 - RELATED PARTY TRANSACTION

As of September 30, 2003, the Company owed $15,000 to related parties for consulting services performed during the nine months ended September 30, 2003.

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

Three and Nine Months periods ended September 30, 2003 and 2002

      The Company had no revenue from continuing operations for the three and nine months periods ended September 30, 2003 and 2002.

      General and administrative expenses for the three-month periods ended September 30, 2003 and 2002 were $6,759 and $2,844, respectively. For the nine-month periods ended September 30, 2003 and 2002, general and administrative expenses were $24,122 and $12,547, respectively. These expenses consisted of general corporate administration, legal and professional expenses, consulting expenses, and accounting and auditing costs.

      The Company's cash is invested in short-term, liquid cash equivalents. As a result, the Company had interest income of $294 for the three-months ended September 30, 2003, as compared to interest income of $435 for the same period in 2002.

      Due to the foregoing factors, the Company realized a net loss of $6,465 for the three months ended September 30, 2003, as compared to a net loss of $2,409 for the three months ended September 30, 2002. For the nine-month periods ended September 30, 2003 and 2002, the Company realized a net loss of $23,016 and $11,292, respectively. The Company has had a net loss since inception of $103,489.

(4)   Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year. At September 30, 2003, the Company had working capital of approximately $138,670, as compared to $161,686, at December 31, 2002. This reduction in working capital is due to costs of maintaining the Company as a public company, and payments to officers for efforts in reviewing business opportunities. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended September 30, 2003, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         On August 18, 2003, our director, Philip C. Gugel, passed away. The board of directors has not yet appointed a replacement.

Item 6 - Exhibits and Reports on Form 8-K


Exhibit   Description
-------   -------------------------------------------------------------------
 31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002*

 31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002*

 32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002**

*  Included herein pursuant to Item 601(b) 31 of Regulation SB.
** Included herein pursuant to Item 601(b) 32 of Regulation SB.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMET TECHNOLOGIES, INC.


    Date: November 10, 2003         By:  /s/ Richard B. Stuart
                                         -------------------------------------
                                         Richard B. Stuart, President and CEO



    Date: November 10, 2003         By:  /s/ Jack M. Gertino
                                         -------------------------------------
                                         Jack M. Gertino, Secretary and CFO