Form 10KSB
period 2003-12-31
COMET TECHNOLOGIES INC
filed 2004-04-14
CIK 798985

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
       ---------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

                Nevada                               87-0430322
    -------------------------------                ------------------
    (State or other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

      10 West 100 South, Suite 610, Salt Lake City, Utah 84101
    ---------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

     Registrant's Telephone Number including Area Code:  (801) 532-7851

Securities Registered Under Section 12(b) of the Exchange Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                                            Par Value $0.001

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues (consisting only of interest income) for its most recent fiscal year. $1,326.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed on the basis of the last sale price on March 24, 2004, of $0.25, was $778,722.

As of April 8, 2004, the Registrant had outstanding 3,598,000 shares of its common stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                               Page No.

Item 1.    Description of Business......................................... 1
Item 2.    Description of Property ........................................ 7
Item 3.    Legal Proceedings............................................... 7
Item 4.    Submission of Matters to a Vote of Security Holders ............ 7

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters ....... 7
Item 6.    Management's Discussion and Analysis or Plan of Operation....... 8
Item 7.    Financial Statements........................................... 10
Item 8.    Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure........................... 10
Item 8A.   Controls and Procedures........................................ 10

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act.... 11
Item 10.   Executive Compensation......................................... 14
Item 11.   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.................... 15
Item 12.   Certain Relationships and Related Transactions ................ 17
Item 13.   Exhibits and Reports on Form 8-K............................... 18
Item 14.   Principal Accountant Fees and Services......................... 19
Signatures................................................................ 20

The information contained in this Form 10-KSB for the fiscal year ended December 31, 2003, is as of the latest practicable date except for financial information, which relates to the fiscal year.

                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

General

     Comet Technologies, Inc. (the "Company") is a "blank check" company which has been seeking to locate a business enterprise which it may acquire, merge or reorganize with, or become engaged in. The Company has been inactive for several years, and until January, 2004, when it entered into an agreement with Town House Land Limited, discussed below, had not located any specific business enterprise for its involvement, nor had it entered into any arrangement or agreements with respect thereto. Since the completion of the Company's public offering in August 1986, the Company has reviewed and evaluated numerous business ventures for possible acquisition or participation by the Company. To date, the Company has not acquired any business venture or engaged in any active operations.

     The Company was inactive until January, 2004, when the Company entered into a Stock Exchange Agreement with Town House Land Limited ("Town House"), a company organized in the Hong Kong Special Administrative Region in The People's Republic of China, and the shareholders of Town House, providing for the acquisition of Town House in a reverse acquisition, described below under "DESCRIPTION OF EXCHANGE AGREEMENT." Comet is a public company whose securities are quoted on the over-the-counter Bulletin Board under the symbol "CMEK."

DESCRIPTION OF EXCHANGE AGREEMENT

      On January 19, 2004, Comet Technologies, Inc. ("Comet" or the "Registrant") entered into a Stock Exchange Agreement (the "Agreement") by and among Comet, Town House Land Limited, a company organized in the Hong Kong Special Administrative Region in The People's Republic of China ("Town House"); and the shareholders of Town House (the "Town House Shareholders"). Town House owns 97% of the registered capital of Wuhan Pacific Real Estate Industry Development Company Limited ("Wuhan Pacific"), a foreign enterprise organized in Hubei Province in The People's Republic of China ("PRC").

      If consummated, the Town House Shareholders have agreed to exchange all of the outstanding shares of Town House, in exchange for the issuance to the Town House Shareholders of a total of 18,390,000 post-split shares of Comet Common Stock. If the transaction is consummated, the Town House Shareholders will hold shares representing approximately ninety four percent (94%) of the total outstanding common shares of Comet, after all stock issuances in the transaction. This exchange would take place following a one-for-three (1 for 3) reverse stock split of the presently issued and outstanding common stock of Comet.

      Over the past few weeks, both Comet and Town House have undertaken due diligence investigations of each other in preparation for the consummation of the transaction, and the due diligence is near completion. In the next several weeks, Comet plans to prepare appropriate shareholder materials for dissemination to the shareholders to obtain shareholder approval of the proposed transaction as soon as practicable, subject to completion of due diligence and receipt of appropriate financial statements of Town House and its subsidiary.

      If the transaction is consummated, the name of Comet will be changed to "Wuhan Development Corporation," or such other name as selected by Town House. Upon closing, the majority of the current officers and directors of Comet will resign and be replaced by officers and directors of Town House. The Agreement also contemplates the adoption of a 2004 Stock Plan, the appointment of the auditors of Town House as the new independent auditors of the resulting company, and the amendment of the articles of incorporation of the Registrant to change its name, as described above, and to increase the authorized capital from 20,000,000 shares to 50,000,000 shares of common stock. The Agreement requires the approval of the shareholders of Comet. The Company has received approval of the transaction, by consent, from shareholders holding in excess of 50% of the outstanding common stock, and plans to mail an Information Statement concerning the transaction on or about April 15, 2004. Comet expects that, barring any unforeseen circumstances, the transaction will close in the end of April, or in May, 2004.

     The consummation of the transaction with Town House is subject to a number of conditions, including completion of satisfactory due diligence, receipt by Comet of financial statements of Town House as required under applicable regulations, and satisfaction of all applicable regulatory requirements. If the Agreement is consummated, the business of the Registrant will be conducted through its then subsidiary, Town House, which will, in turn, conduct its business through its subsidiary Wuhan Pacific. There is no assurance the transaction will be completed.

     The closing is also subject to Town House and Belair Consulting, L.L.C., a limited liability company ("Belair") of which the present officers and directors are owners, entering into an acceptable consulting agreement under the terms of which Belair will provide consulting services to the resulting company for a period of at least one year. It is anticipated Belair will receive restricted common stock and cash for such consulting services. (See "Item 12 Certain Relationships and Related Transactions").

     The description of the Agreement set forth herein does not purport to be complete and is qualified in it entirety by the provision of the Agreement, which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 27, 2004, and incorporated herein by reference.

BUSINESS OF TOWN HOUSE LAND LIMITED

General

     The principal business operations of Town House are conducted by and through its subsidiary, Wuhan Pacific Real Estate Development Company Limited ("Wuhan Pacific").

     Wuhan Pacific is one of the first privately owned property developers in Wuhan City and is one of the largest property developers in Wuhan City, based on a list of top 100 property development enterprises in Wuhan City in terms of Gross Floor Area ("GFA") sold in 2002 published by the Wuhan Statistics Bureau. It engages principally in the development and sale of high quality private residential properties catering to the mass residential property market in Wuhan City. Wuhan Pacific also engages in other ancillary property related services such as property sales planning and underwriting, construction supervisory and real estate agency services.

     Wuhan Pacific's portfolio of properties under development are currently all located in Wuhan City and target different segments within the mass residential property market, including young white collar employees, middle to senior managers in enterprises, entrepreneurs and families with young children. These upwardly mobile people represent the emerging middle class in Wuhan City and are a growing source of demand in the mass residential property market.

     As of December 31, 2002, Wuhan Pacific reports that it and other equity joint venture companies in which Wuhan Pacific has equity interests have interests in four property development projects in Wuhan City, with an approximate GFA of 200,000 square meters and an aggregate site area of approximately 100,566 square meters. Wuhan Pacific has obtained land use rights certificates in respect of each of these four property development projects. In addition, Wuhan Pacific has not yet obtained land use rights certificates in respect of, but has interest in and plans to develop a further five projects in Wuhan City with an approximate GFA of 252,000 square meters and an aggregate site area of approximately 70,000 square meters. Since the relevant land use rights certificates have not yet been issued or obtained, no commercial value has been assigned to any of these five additional projects or in the calculation of its adjusted net tangible asset value.

     Wuhan Pacific reports that it has achieved to date high pre-sales rate of 85% to 90% (in terms of GFA of residential units sold) prior to the issue of the relevant building ownership certificates. In 2001, Wuhan Pacific was ranked as the top of the private property developers in Wuhan City, and ninth amongst all property developers in Wuhan City, in terms of total GFA of all properties sold, according to the list of top 100 property development enterprises in Wuhan City in terms of FGA sold in 2001 published by the Wuhan Statistics Bureau.

     Wuhan Pacific aims to further solidify its position in Wuhan City, and plans to also expand its focus on property business in Shanghai. Wuhan Pacific also indicates that it will pursue quality business opportunities in other fast growing cities in China such as Yi Chang, if market conditions are appropriate.

Town House Land Limited

     Town House Land Limited ("Town House") is a limited liability company organized in 2003 in the Hong Kong Special Administrative Region in the PRC, as a holding company.

     Town House owns 97% of Wuhan Pacific which was organized in Hubei Province in the PRC as a limited liability company in 1995. Substantially all of the assets and operations of Town House in the PRC are conducted through Wuhan Pacific.

Wuhan Pacific Real Estate Development Company Limited

     Wuhan Pacific was organized as a limited liability company in The People's Republic of China ("PRC") on December 18, 1995. The primary purpose of Wuhan Pacific was real estate development including apartments, retail and commercial facilities, and mixed use buildings. The principal executive office of Wuhan Pacific is located at No. 250 Jianghan Road, 32 Diamond Mansion, Jiang'an District, Wuhan City, Hubei Province in the PRC.

Property Development

     Wuhan Pacific has been principally engaged in the design and construction of luxury apartment buildings and mixed use buildings in the City of Wuhan in the PRC. The apartments are primarily held for sale to middle income to upper level income customers. Certain properties developed by Wuhan Pacific are mixed-use properties that also include retail and commercial floors on the lower levels of the buildings.

Market

     The principal market of Town House for its real estate development activities has been in the City of Wuhan in the PRC.

     The City of Wuhan is an ancient city and is the capital of Hubei Province in central China. Wuhan is the sixth largest city in the PRC with a population of approximately 8,000,000. Wuhan is an important transportation center on the Jianhan Plain, sitting at the confluence of the Yangtze River, the Hanjiang River, and its longest branch - the Hansui River. The City of Wuhan is comprised of three cities: Hanyang, Wuchang and Hankou.

     Because of the significant economic growth and development of central China, the City of Wuhan has experienced increasing demand for luxury residential properties and for retail and commercial space. The concept of mixed use buildings with retail and commercial space on the street level and the lowest floors with luxury apartment units on the higher floors has become increasingly popular in the PRC. As a result, recent building activity of Town House has been designed with the mixed use concept as principal objective.

     Town House is in competition with other real estate development companies in the City of Wuhan, some of which are larger and have greater financial resources than Town House.

Project Financing

     The real estate projects of Wuhan Pacific have been financed primarily by secured bank loans and by loans from Mr. Fang Zhong, the largest stockholder, a director, Chief Executive Officer and President of Town House.

     To facilitate the sale of its apartments, Town House has entered into corporate guarantees to secure mortgage loans to its property buyers.

Property Development Activities

     General. During the three year period ended December 31, 2003, Wuhan Pacific has designed, constructed and developed the following residential apartment and retail/commercial properties in the City of Wuhan in the PRC:

Name                     Property Type              Area in Square Feet
------                   -------------              -------------------

1. Gutian Apartments     Residential apartments     130,508 sq. ft.
                                                    (5 floors- 112 units)

2. Garden of Eden        Residential apartments     185,997 sq. ft.
   Apartments                                       (6 floors- 138 units)

3. General Gardens       Residential apartments     652,476 sq. ft.
   Phase I                                          (8 floors - 936 units)

4. General Gardens       Residential apartments     580,534 sq. ft.
   Phase II                                         (8 floors- 667 units)

5. Diamond Mansion       Residential apartments     186,502 sq. ft.
   Phase I                                          (6-17th  floors)

                         Retail and commercial      72,890 sq. ft.
                                                    (basement - 5th floors)



     1. Gutian Apartments. The Gutian Apartments consists of 112 apartment units ranging from 1,435 square feet to 2,037 square feet. The Gutian Apartments are located close to a retail and commercial area in the City of Wuhan

     2. The Garden of Eden. The Garden of Eden apartment complex is composed of three apartment buildings that have 138 apartment units ranging from 1,245 square feet to 2,408 square feet. The Garden of Eden has a European style, and is conveniently located near a retail and commercial area also located in the City of Wuhan.

     3. General Gardens - Phase I. The General Gardens-Phase I consists of buildings that have 936 apartment units ranging from 514 square feet to 1,170 square feet.

     4. General Gardens - Phase II. The General Gardens - Phase II is composed of apartment buildings that have 667 apartment units ranging from 595 square feet to 1,887 square feet.

     5. Diamond Mansion - Phase I. The Diamond Mansion - Phase I is an 18 story building located on a significant retail and commercial thoroughfare which is blocked from vehicle traffic. The first four floors have been sold for retail and commercial operations. The seventh through seventeenth floors are comprised of residential apartments. The basement and the 18th floor is presently used for storage but are held for sale.

Construction-in-Progress

     Sanyang Apartments. During 2003, Wuhan Pacific acquired land use rights to a 153,000 square foot property situated on Sanyan Road in an upscale area of Hankou in the City of Wuhan Pacific for $1,539,855. Construction of a combined commercial and residential apartment complex is to be called the Sanyang Apartments began during 2003.

     Jing Qi. The Jing Qi project is a combined commercial residential apartment complex which is expected to commence construction during 2004.

     Construction has been temporarily halted on this project until the City of Wuhan completes its construction of a road to the complex which is being paid for by the City of Wuhan.

     Diamond Mansion - Phase II. The Diamond Mansion - Phase II project has commenced construction. It is a combined retail/commercial and residential apartment building adjacent to Diamond Mansion - Phase I which has been previously completed.

Ownership of Land

     There is no private ownership of land in the PRC, and all land ownership is held by the government of the PRC, its agencies and collectives.

     However, land use rights can be obtained from the government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred and these transfers account for most of the business activity in the primary real estate market in the PRC upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fees.

     Properties may under certain circumstances be sold in advance of the completion of the actual full development of a property. Apartments can be purchased by customers by payment-in-full, payment by installment, or payment by mortgaged property loans.

Government Regulation

     Wuhan Pacific's projects are subject to various laws and governmental regulations, such as zoning regulations, relating to its business operations and project developments. It must obtain and keep current various licenses, permits and regulatory approvals for its development projects. Wuhan Pacific believes that its is in compliance with all laws, rules and regulations applicable to its projects and that such laws, rules and regulations do not currently have a material impact on its operations. Due to the increasing levels of development in the areas of China where it currently operates, it is possible that new laws, rules and/or regulations may be adopted that could affect Wuhan Pacific's projects or proposed projects. The enactment of such laws, rules or regulations in the future could have a negative impact on its projected growth or profitability, which could decrease its projected revenues or increase its costs of doing business.

Employees

     As of December 31, 2003, Town House and Wuhan Pacific had approximately 150 employees. No employee group is covered under a collective bargaining agreement. Town House and Wuhan Pacific believes its relationship with its employees is good.

Legal Proceedings

     Town House and its subsidiaries are not a party to, nor are any of our respective properties the subject of, any material pending legal or arbitration proceedings.

Forward-Looking Statements

      The foregoing discussion of Town House and Wuhan Pacific contains forward-looking statements. The works or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning the expected financial performance, corporate strategy and operational plans of Town House and Wuhan Pacific (together referred to as "Town House"). Actual results could differ materially from those project in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) Town House's attempt to expand its real estate development operations and whether it can successfully incorporate such expanded business into its operations; (b) low cash balances which may impede Town House's ability to grow its business and compete against competitors and liquidity related risks; (c) any economic, political, regulatory, legal and social conditions in China that may negatively affect its business; and (d) dependence upon funding from banks and others. Statements made herein are as of the date of the filing of this Form 10-KSB and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, neither the Registrant nor Town House undertakes or specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                 ITEM 2. DESCRIPTION OF PROPERTY

     The Company uses offices and related clerical services at 10 West 100 South, Suite 610, Salt Lake City, Utah 84101, provided by an officer and director of the Company at a monthly rental rate of $200.

     As indicated under "Item 1. Business," the Company expects to close the Exchange Agreement with Town House in April or May, 2004. Town House and its subsidiary, Wuhan Pacific, have the property interests described under "Item 1. Business of Town House Land Limited."

                    ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fiscal year ended December 31, 2003.

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

Calendar Quarter Ended           High Bid ($)         Low Bid ($)

March 31, 2002                   0.5300               0.1600
June 30, 2002                    0.2300               0.1000
September 30, 2002               0.1200               0.1000
December 31, 2002                0.0700               0.0700

March 31, 2003                   0.0700               0.0700
June 30, 2003                    0.0700               0.0700
September 30, 2003               0.0800               0.0700
December 31, 2003                0.1500               0.0800

     As of April 8, 2004, the closing bid price for the Company's common stock was $0.25. There are outstanding options to purchase 600,000 shares of common stock at an exercise price of $0.1875, which expire in March 2009. There is an outstanding warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.1875, which expires in March 2009. All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 483,120 shares, which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At April 8, 2004, there were approximately 102 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENTS

      This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of its products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market; and

(v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

PLAN OF OPERATION

      The Company has been inactive for years, and has had no revenue from operations during the year ended December 31, 2003.

      As indicated under "Item 1. Business," the Company has entered into an Exchange Agreement with Town House and the shareholders of Town House. The Company expects this transaction to close in April or May, 2004. If the Exchange Agreement is consummated, the business of the Registrant will be conducted through its then subsidiary, Town House, which will, in turn, conduct its business through Wuhan Pacific. According to documentation provided by Town House, Wuhan Pacific is one of the first privately owned property developers in Wuhan City and is one of the largest property developers in Wuhan City, based on a list of top 100 property development enterprises in Wuhan City in terms of Gross Floor Area ("GFA") sold in 2002 published by the Wuhan Statistics Bureau. It engages principally in the development and sale of high quality private residential properties catering to the mass residential property market in Wuhan City. Wuhan Pacific also engages in other ancillary property related services such as property sales planning and underwriting, construction supervisory and real estate agency services.

     Wuhan Pacific's portfolio of properties under development are currently all located in Wuhan City and target different segments within the mass residential property market, including young white collar employees, middle to senior managers in enterprises, entrepreneurs and families with young children. These upwardly mobile people represent the emerging middle class in Wuhan City and are a growing source of demand in the mass residential property market.

     Wuhan Pacific aims to further solidify its position in Wuhan City, and plans to also expand its focus on property business in Shanghai. Wuhan Pacific also indicates that it will pursue quality business opportunities in other fast growing cities in China such as Yi Chang, if market conditions are
appropriate.    There is no assurance that the operations of the Company will be successful.

Results of Operations

     The Company had no revenue from continuing operations for the periods ended December 31, 2003 and 2002.

     General and administrative expenses for the periods ended December 31, 2003 and 2002, consisted of rent, general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $41,415 and $29,812 for the periods ended December 31, 2003 and 2002, respectively. General and administrative expenses in the period ended December 31, 2003 were more than in the period ended December 31, 2002 primarily due to the number of business opportunities reviewed during the year by management and efforts by management and professionals in the end of the year in connection with the review and negotiation of the transaction with Town House described herein.

     The Company had no interest expense in the periods ending December 31, 2003 or 2002. Interest income in the periods ended December 31, 2003 and 2002, respectively, resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was

$1,326 and $1,738 in the periods ended December 31, 2003 and 2002, respectively. Interest income has decreased from period to period primarily because of decreasing interest rates on the Company's deposit accounts.

     As a result of the foregoing factors, the Company realized a net loss of $40,089 for the period ended December 31, 2003, as compared to a net loss of $28,074 for the same period in 2002.

Liquidity and Capital Resources

     At December 31, 2003, the Company had working capital of approximately $121,597 as compared to $161,686 at December 31, 2002. This decrease in working capital is attributable in large part to management and professional efforts in connection with reviewing the Town House transaction. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents, less current liabilities.

     Management believes that the Company has sufficient cash and short-term investments to fund the Company's operations through at least the next 12 months.

                   ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this Item 7 begin on Page F-1 with the Index to the Financial Statements and are located following the signature page. All information that has been omitted is either inapplicable or not required.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants in the past five years.

                ITEM 8A.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

Current Management of the Company

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                  Age        Positions*                         Since
--------------------------------------------------------------------------
Richard B. Stuart     70         President and Director              1986
Jack M. Gertino       65         Secretary, Treasurer and Director   1986

* In August, 2003, Philip C. Gugel, Vice President and a director, passed away. Mr. Gugel has not been replaced.

     All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

     The following is information on the business experience of each director and officer.

     Richard B. Stuart earned his BA at New York University in 1955 and masters and doctoral degrees at Columbia University in 1960 and 1965, respectively. He currently holds the following positions: President, Behavior Change Systems (Ann Arbor, MI), a firm offering business consulting and program development services; Program Director, Respecialization in Clinical Psychology, The Fielding Graduate Institute (Santa Barbara, CA); Clinical Professor Emeritus, Department of Psychiatry, University of Washington (Seattle, WA). Dr. Stuart also provides psychological services through a private practice in Seattle, WA. From 1972 to 1983, he was Psychological Director of Weight Watchers International and President of its subsidiary, One-To-One Weight Control Clinics. Dr. Stuart has also been a consultant to companies involved in businesses ranging from wholesale groceries to auto parts production and human services. Dr. Stuart was an officer and director of Domino Investments (Salt Lake City, UT).

     Jack M. Gertino has been a private investor and business consultant in Salt Lake City, Utah, for the past ten years. For the past ten years, he has also been engaged in the private development of, and investment in, commercial and residential real estate in Utah, Arizona and New Mexico. He currently provides consulting services for financial institutions. Mr. Gertino has been involved in private and public financings over the past twenty years. From February 1992 to the present, he has served as a director of Red Horse Entertainment Corporation, a publicly held shell corporation seeking a business acquisition.

Proposed New Management

     At or shortly following closing of the Town House acquisition, it is anticipated that the current board of directors will appoint the designees of Town House as new directors. Following such appointment, the current board of directors will resign their positions with the Company. Two of these individuals are expected to become executive officers of the Company at closing. The individuals who it is currently expected will be directors and officers of the Company following closing are set forth below.

Name             Age     Position(s)
-------------------------------------------------------------------------

Fang Zhong       39      Chairman, Director, Chief Executive
                         Officer and President

Luo Yun Fang     45      Director, Executive Vice President-Chief Financial
                         Officer and Treasurer

Fang Wei Feng    33      Director

Fang Wei Jun     36      Director

Fang Hui         33      Director

Hu Min           24      Director

      The following is information on the business experience of each director and officer.

      Mr. Fang Zhong is the founder and has been the Chairman of the Board, Chief Executive Officer and President of Town House since its organization in 2003. From 1995 to the present, he has been the Chief Executive Officer and a director of Wuhan Pacific which is the principal operating subsidiary of Town House. Mr. Fang Zhong received a B.S. degree in industrial and domestic architecture from the Wuhan Institute of Urban Construction. He also participated in the MBA program at Northern Jiaotong University. He has received various awards, including "Young Entrepreneur in Central-south Area" of the PRC, and "One of Ten Excellent Young Entrepreneurs Leading Private Enterprises in Wuhan". He also holds various significant positions such as the Standing Director of Hubei Physical Culture Foundation, Deputy to Jiang'an District People's Congress, a Standing Member to Jiang'an District Political Consultative Conference, and the Vice Chairman of Jiang'an District Young People Association, etc.

      Mr. Luo Yun Fang became a director, the Executive Vice President-Chief Financial Officer and Treasurer of Town House in 2003. He has been the general manager of Wuhan Pacific since 1998. He has more than 20 years of experience in financial and administration management. He received a B.S. degree from the Hunan Finance and Economy Institution, and received an MBA degree from Northern Jiaotong University. Mr. Luo Yun Fang also holds other positions, such as an editor of the Financial Periodical in the PRC; Consultant and Standing Director of Chinese Finance and Tax website; member of standing committee and member of executive committee of Wuhan Industrial and Commercial Association and Wuhan General Commerce Association.

      Mr. Fang Wei Feng has been employed as the manager of construction operations responsible for construction material purchases and distribution, since 1998. He became a director and Vice President-Construction Operations of Town House in 2003.

      Mr. Fang Wei Jun has been employed as the manager of the engineering department of Wuhan Pacific, since 2000. He has been an employee of Wuhan Pacific for over ten (10) years. He became the General Manager of Operations of Town House in 2003. He attended Zhengzhou College and graduated in 1985.

      Ms. Fang Hui became the Accounting Manager of Town House in 2003. She graduated from Hubei Medical University in June 1996 in surgery. From September 2000 to the present, she has been the Financial Manager of Wuhan Pacific.

      Ms. Hu Min has been employed as the Human Resources Manager of Wuhan Pacific since 2000. She graduated from Wuhan University in 2001.

      Mr. Fang Zhong is married to Ms. Hu Min. Fang Zhong, Luo Yun Fang, Fang Wei Feng, Fang Wei Jun and Fang Hui are siblings.

Audit Committee Financial Expert

      Because we have had minimal operations, we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee or any other committee of the Board. However, if the Exchange Agreement is consummated, an audit committee and other committees may be organized.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. The Company believes all forms required to be filed under Section 16 of the Exchange Act have been filed timely.

Code of Ethics

      Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. If the Exchange Agreement is consummated, our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Other Shell Company Activities

      Mr. Gertino is currently a director of Red Horse Entertainment Corporation, a publicly held shell corporations seeking a business acquisition. The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the

Company to the shareholders.


                 ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following sets forth the compensation of Comet's executive officers for the three fiscal years ended December 31, 2003.

------------------------------------------------------------------------------
                     Fiscal
Name and             Year
Principal            Ended                                       All Other ($)
Position             December 31   Salary($) Bonus($) Options(#) Compensation
-------------------- ------------- --------- -------- ---------- ------------
Richard B. Stuart      2003         0          0          0 (3)    10,000 (1)
President and Chief    2002         0          0          0         5,000 (2)
Executive Officer      2001         0          0          0             0
-------------------- ------------- --------- -------- ---------- ------------
Jack M. Gertino
Secretary/Treasurer    2003         0          0          0 (3)    20,000 (1)
and Chief Financial    2002         0          0          0        10,000 (2)
Officer                2001         0          0          0             0
------------------------------------------------------------------------------

(1)  The Company recorded compensation expense for Richard B. Stuart and Jack
M. Gertino, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing the business opportunity with Town House for a possible business combination during the fiscal year, participating in meetings and conference calls in connection with such opportunity, and undertaking related activities.

(2)  The Company recorded compensation expense for Richard B. Stuart and Jack
M. Gertino, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing a specific business opportunity for a possible business combination during the fiscal year, participating in meetings and conference calls in connection with such opportunity, and undertaking related activities. This possible transaction was terminated in October, 2002.

(3) On March 11, 1999, the Company granted to Richard B. Stuart, Phillip C. Gugel and Jack M. Gertino options to purchase 200,000 shares of common stock each at an exercise price of $0.1875, which was the average of the bid and asked prices for the common stock on that date. The options are vested and expire in March 2009. The options were issued to compensate these persons for their services to the Company over the past 13 years, for which they had received no other compensation. The options of Mr. Gugel have now passed on to his estate.

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

     In connection with the Exchange Agreement between Comet and Town House, it is anticipated that Town House will enter into a consulting agreement with Belair Consulting, L.L.C., a limited liability company of which Messrs. Stuart and Gertino are owners. (See "Item 12. Certain Relationships and Related Transactions").

     The following table sets forth certain information with respect to unexercised options held by the executive officers as of December 31, 2003.


                        Number of Securities          Value of Unexercised
Name and Principal   Underlying Unexercised Options  In-the-Money Options at
Position               at December 31, 2003(#)        December 31, 2003($)(1)
-------------------- ------------------------------ -------------------------

                      Exerciseable/Unexerciseable  Exerciseable/Unexerciseable
                      ---------------------------  --------------------------
Richard B. Stuart
  President                   200,000/ -0-                    -0-/-0-

Philip C. Gugel (2)
  Vice President              200,000/ -0-                    -0-/-0-

Jack M. Gertino
  Secretary and Treasurer     200,000/ -0-                    -0-/-0-

(1) This value is determined on the basis of the difference between the average of the high bid and asked prices on December 31, 2003, of the securities underlying the options, and the exercise price.

(2) Mr. Gugel passed away in 2003; however, his options are held in trust by his estate.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of March 26, 2004, the number and percentage of the 3,598,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                  Percent of
Name and Address                     Common Shares   Options (1)  Class (2)
----------------------------------   -------------   ----------   ---------
Richard B. Stuart (3) (4)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101              207,680       200,000        10.73

Estate of Philip C. Gugel (5)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101                    0       200,000         5.27

Jack M. Gertino (3) (4)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101              195,680       200,000        10.42

The Harker Group Limited
Partnership
1717 Monte Carlo Drive
Salt Lake City, UT 84121                415,550             0        11.55

All Executive Officers and
Directors as a Group (2 persons)        403,360       400,000        20.09


(1) These figures do not give effect to the transactions contemplated by the Exchange Agreement with Town House described under "Item 1. Business Description of Exchange Agreement," including a one-for-three reverse split, and the issuance of a total of 18,390,000 shares to the Town House shareholders.

(2) These figures represent options that are vested or will vest within 10 years from the date as of which information is presented in the table.

(3) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(4)   Messrs. Stuart and Gertino are officers and directors of the Company.

(5)   Options held by the estate of Philip Gugel, who passed away in 2003.

As indicated, under "Item 1. Business," the Company expects to complete the terms of an Exchange Agreement with Town House in approximately May, 2004. Upon completion of this transaction, the Company will change its name to "Wuhan Development Corporation," and the Company will effect a one-for-three reverse split (the "Reverse Split") of the outstanding stock. The following table sets forth information concerning the ownership of Common Stock of the Company, after giving effect to the Reverse Split, with respect to shareholders who will own beneficially more than 5% of the Common Stock immediately after the Town House transaction and the individuals who it is anticipated will be the officers and directors after the Town House transaction. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of Common Stock.

                                                          Percent of
Name and Address                  Common Shares           Class(1)
-------------------------------   ----------------------  -------------
Fang Zhong (2)
6/F 32 Jianhan Road
Wuhan, China                        15,447,600              77.28

Lou Yun Fang (2)
6/F 32 Jianhan Road
Wuhan, China                           735,600               3.68

Fang Wei Feng (2)
6/F 32 Jianhan Road
Wuhan, China                           551,700               2.76

Fang Wei Jun (2)
6/F 32 Jianhan Road
Wuhan, China                           551,700               2.76

Fang Hui (2)
6/F 32 Jianhan Road
Wuhan, China                           551,700               2.76

Hu Min (2)
6/F 32 Jianhan Road
Wuhan, China                           551,700               2.76

All Executive officers and
Directors as a Group (6 persons)    18,390,000              92.00


(1) Assumes the closing of the Exchange Agreement, and gives effect to the issuance of all shares in the transaction, including shares to a consultant affiliate of management. (See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

(2) These individuals are the principal shareholders of Town House. It is anticipated that the individuals will be appointed as new members of the Board of Directors at or following Closing. (See "MANAGEMENT").

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with the closing of the Exchange Agreement, Town House and the Company will enter into a consulting agreement (the "Consulting Agreement") with Belair Consulting, LLC, a Utah limited liability company ("Belair"), of which Jack M. Gertino, Secretary/Treasurer of the Company and Richard Stuart, officers and directors, are members and owners. This agreement is currently being negotiated. However, the parties have verbally agreed that, under this agreement Belair will provide consulting services in financial management planning, capital formation and shareholder relations for a period of two (2) years, and will receive up to 400,000 post-split shares of restricted common stock of the resulting company, together with additional cash compensation. This transaction, when entered into, cannot be considered the result of arms' length negotiations.

      Except the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.

     A shareholder of the Company, James C. Lewis, has provided legal services in connection with the Town House transaction, and will be compensated at his normal rates for such services.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

     2.1 Stock Exchange Agreement dated January 19, 2004 (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 27, 2004).

     2.2*    Amendment to Stock Exchange Agreement dated April 9, 2004.

     3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

     3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

     10.1 Option granted to Richard B. Stuart dated March 11, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

     10.2 Option granted to Philip C. Gugel dated March 11, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

     10.3 Option granted to Jack M. Gertino dated March 11, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

     10.4 Warrant granted to Mark E. Lehman dated March 11, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

     31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32* Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

* Filed as exhibits to this annual report on Form 10-KSB.

<PAGE

     (b) Form 8-K Filings. During the fiscal year ended December 31, 2003, the Company filed no reports on Form 8-K. However, on January 27, 2004, the Company filed a report on Form 8-K, reporting the signing of a Stock Exchange Agreement among the Company, Town House, and the shareholders of Town House.

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees for professional audit services rendered by HJ & Associates, LLC for the year ended December 31, 2003 were $3,667.62; similarly, such audit fees for December 31, 2002, were $4,059.39. These fees include the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings. There were no tax or other services rendered. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMET TECHNOLOGIES, INC.


Date: April 12, 2004             By:  /s/ Richard B. Stuart
                                    ---------------------------------------
                                      Richard B. Stuart, President and CEO

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 12, 2004                  /s/ Richard B. Stuart
                                    ---------------------------------------
                                      Richard B. Stuart
                                      President, CEO and Director
                                     (Principal Executive Officer)


Date: April 12, 2004                  /s/ Jack M. Gertino
                                    ---------------------------------------
                                      Jack M. Gertino
                                      Secretary, CFO and Director
                                      (Principal Accounting Officer)

                  INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.............................................F-2

Balance Sheet............................................................F-3

Statements of Operations.................................................F-4

Statements of Stockholders' Equity.......................................F-5

Statements of Cash Flows.................................................F-7

Notes to the Financial Statements........................................F-8

                   INDEPENDENT AUDITORS' REPORT


Board of Directors
Comet Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Comet Technologies, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and from inception on February 7, 1986 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comet Technologies, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception on February 7, 1986 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 2, 2004

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

                                                              December 31,
                                                                  2003
                                                             -------------
CURRENT ASSETS

  Cash and cash equivalents                                  $    151,597
                                                             -------------

     Total Current Assets                                         151,597
                                                             -------------

     TOTAL ASSETS                                            $    151,597
                                                             =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable - related parties                         $     30,000
                                                             -------------

     Total Current Liabilities                                     30,000
                                                             -------------

     TOTAL LIABILITIES                                             30,000
                                                             -------------
STOCKHOLDERS' EQUITY

  Preferred stock, $0.001 par value, 5,000,000
    shares authorized; none issued or outstanding                       -
  Common stock, $0.001 par value, 20,000,000
    shares authorized; 3,598,000 issued and outstanding             3,598
  Capital in excess of par value                                  238,561
  Deficit accumulated during the development stage               (120,562)
                                                             -------------

     Total Stockholders' Equity                                   121,597
                                                             -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    151,597
                                                             =============


The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Operations


                                                                From
                                                                Inception on
                                       For the Years Ended      February 7,
                                         December 31,           1986 through
                                    --------------------------- December 31,
                                      2003          2002        2003
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $          -
                                    ------------- ------------- -------------

EXPENSES
 General and administrative               41,415        29,812       266,866
                                    ------------- ------------- -------------

    Total Expenses                        41,415        29,812       266,866
                                    ------------- ------------- -------------

LOSS FROM OPERATIONS                     (41,415)      (29,812)     (266,866)
                                    ------------- ------------- -------------
OTHER INCOME
  Dividend income                              -             -         5,493
  Interest income                          1,326         1,738       147,461
  Unrealized loss from
    marketable securities                      -             -        (6,650)
                                    ------------- ------------- -------------

    Total Other Income                     1,326         1,738       146,304
                                    ------------- ------------- -------------

NET LOSS                            $    (40,089) $    (28,074) $   (120,562)
                                    ============= ============= =============

BASIC LOSS PER SHARE                $      (0.01) $      (0.01)
                                    ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    3,598,000     3,598,000
                                    ============= =============




The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on February 7, 1986 through December 31, 2003

                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Capital in  During
                           ------------------------- Excess of   Development
                              Shares       Amount    Par Value   Stage
                           ------------- ----------- ----------- -------------
Balance at Inception on
 February 7, 1986                      - $        -  $        -  $          -

Issuance of 1,098,000
 shares of common stock
 to officers, directors
 and other individuals
 for $0.023 per share on
 February 7, 1986              1,098,000      1,098      23,902             -

Public offering of the
 Company's common stock
 (Note 2)                      2,500,000      2,500     247,500             -

Deferred offering costs
 offset against capital
 in excess of par value                -          -     (32,841)            -

Net loss from inception on
 February 7, 1986 through
 December 31, 1997                     -          -           -       (41,568)
                           ------------- ----------- ----------- -------------

Balance,  December 31, 1997    3,598,000      3,598     238,561       (41,568)

Net loss for the year
 ended December 31, 1998               -          -           -        (1,761)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1998     3,598,000      3,598     238,561       (43,329)

Net income for the year
 ended December 31, 1999               -          -           -           145
                           ------------- ----------- ----------- -------------

Balance, December 31, 1999     3,598,000      3,598     238,561       (43,184)

Net loss for the year
 ended December 31, 2000               -          -           -        (1,803)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2000     3,598,000      3,598     238,561       (44,987)

Net loss for the year
 ended December 31, 2001               -          -           -        (7,412)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000      3,598     238,561       (52,399)

Net loss for the year
 ended December 31, 2002               -          -           -       (28,074)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002     3,598,000 $    3,598  $  238,561  $    (80,473)
                           ------------- ----------- ----------- -------------


The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
          Statements of Stockholders' Equity (Continued)
   From Inception on February 7, 1986 through December 31, 2003

                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Capital in  During
                           ------------------------- Excess of   Development
                              Shares       Amount    Par Value   Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002    3,598,000  $    3,598  $  238,561  $    (80,473)

Net loss for the year ended
 December 31, 2003                    -           -           -       (40,089)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2003    3,598,000  $    3,598  $  238,561  $   (120,562)
                           ============= =========== =========== =============







The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows



                                                                         From
                                                                         Inception on
                                                For the Years Ended      February 7,
                                                  December 31,           1986 through
                                             --------------------------- December 31,
                                               2003          2002        2003
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Loss from operations                        $    (40,089) $    (28,074) $   (120,562)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Amortization                                         -             -           301
 Change in operating assets and liabilities:
   Increase in taxes payable                            -             -           300
   Increase (decrease) in accounts payable         15,000        15,000        29,699
                                             ------------- ------------- -------------

    Net Cash Used by Operating Activities         (25,089)      (13,074)      (90,262)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Organizational costs                                  -             -          (300)
  Net stock offering proceeds                           -             -       242,159
                                             ------------- ------------- -------------

   Net Cash Provided by Financing Activities            -             -       241,859
                                             ------------- ------------- -------------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (25,089)      (13,074)      151,597

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                           176,686       189,760             -
                                             ------------- ------------- -------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                            $    151,597  $    176,686  $    151,597
                                             ============= ============= =============
CASH PAID FOR:
  Taxes                                      $          -  $          -  $          -
  Interest                                   $          -  $          -  $          -




The accompanying notes are an integral part of these financial statements,




                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Organization

      The financial statements presented are those of Comet Technologies, Inc. (the Company). The Company was incorporated in the State of Nevada on February 7, 1986. The Company was incorporated for the purpose of providing a vehicle which could be used to raise capital and seek business opportunities believed to hold a potential for profit. The Company has not presently identified a specific business area or direction that it will follow. Therefore, no principal operations have yet begun.

      b. Accounting Method

      The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a calendar year end.

      c. Basic Loss Per Share

      The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                     December 31,
                                             ---------------------------
                                                  2003          2002
                                             ------------- -------------

      Numerator - loss                       $    (40,089) $    (28,074)
      Denominator - weighted average
       number of shares outstanding             3,598,000     3,598,000
                                             ------------- -------------

      Loss per share                         $      (0.01) $      (0.01)
                                             ============= =============
      d.  Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      e. Provision for Taxes

      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e. Provision for Taxes (Continued)

      Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                      2003        2002
                                                 ------------ -------------
      Deferred tax assets:
         NOL Carryover                           $    26,142  $     31,785

      Deferred tax liabilities:                            -             -

      Valuation allowance                            (26,142)      (31,785)
                                                 ------------ -------------

      Net deferred tax asset                     $         -  $          -
                                                 ============ =============

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                     2003          2002
                                                 ------------ -------------

      Book income                                $    (9,785) $    (10,950)
      Meals & Entertainment                                -           285
      Other                                              (39)          100
      Accrued Compensation                             5,850             -
      Valuation allowance                              3,974        10,565
                                                 ------------ -------------

                                                 $         -  $          -
                                                 ============ =============

      At December 31, 2003, the Company had net operating loss carryforwards of approximately $67,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

NOTE 4 -  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:


      .  SFAS No. 143, Accounting for Asset Retirement Obligations;
      . SFAS No.145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
      .  SFAS No. 146, Accounting for Exit or Disposal Activities;
      .  SFAS No. 147, Acquisitions of certain Financial Institutions; and
      .  SFAS No. 148, Accounting for Stock Based Compensation.
      . SFAS No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
      . SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002


NOTE 5 - SUBSEQUENT EVENT

      On January 19, 2003 the Company entered into a Stock Exchange Agreement ("the Agreement") by and among the Company, Town House Land Limited, a company organized in Hong Kong Special Administrative Region in The People's Republic of China ("Town House"); and the shareholders of Town House (the "Town House Shareholders"). Town House owns all of the registered capital of Wuhan Pacific Industry Development Company Limited ("Wuhan"), a wholly-owned foreign enterprise organized in Hubei Province in The People's Republic of China ("PRC").

      If consummated, the Town House Shareholders have agreed to sell to the Company, and the Company has agreed to purchase, all of the outstanding shares of Town House, in exchange for the issuance to the Town House Shareholders of a total of 18,390,000 post-split shares of the Company's Common Stock. If the transaction is consummated, the Town House Shareholders will hold shares representing approximately ninety four percent (94%) of the total outstanding common shares of the Company. This exchange would take place following a one-for-three (1 for 3) reverse stock split of the presently issued and outstanding common stock of the Company.

      Both the Company and Town House have commenced due diligence investigations of each other in preparation for the consummation of the transaction. The Company plans to prepare appropriate shareholder materials for dissemination to the shareholders to obtain shareholder approval of the proposed transaction as soon as practicable, subject to completion of due diligence and receipt of appropriate financial statements of Town House and its subsidiary.

      If the transaction is consummated, the name of the Company will be changed to "Wuhan Development Corporation," or such other name as selected by Town House. Upon closing, the majority of the current officers and directors of the Company will resign and be replaced by officers and directors of Town House. The Agreement also contemplates the adoption of a 2004 Stock Plan, the appointment of the auditors of Town House as the independent auditor of the resulting company and the amendment of the articles of incorporation of the Registrant to change its name, as described above, and to increase the authorized capital from 20,000,000 shares to 50,000,000 shares of common stock.

      The consummation of the transaction with Town House is subject to a number of conditions, including approval by the board of directors of the Company and Town House and the shareholders of the Company and Town House, completion of satisfactory due diligence, receipt by the Company of financial statements of Town House as required under applicable regulations, and satisfaction of all applicable regulatory requirements. As a result of the exchange of the Town House Stock in exchange for the Company Stock, Town House will become a wholly-owned subsidiary of the Company. There is no assurance the transaction will be completed.