Form 10QSB
period 2004-03-31
COMET TECHNOLOGIES INC
filed 2004-05-17
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

_____________________________________________________________________________

(Mark one)
 [XX]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004

 [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT OF 1934

             For the transition period from _______ to ________

______________________________________________________________________________

                 Commission File Number: 0-26059


                     COMET TECHNOLOGIES, INC.
 ________________________________________________________________
(Exact Name of small business issuer as specified in its charter)

              Nevada                                    87-0430322
 ________________________________________________________________
 (State of Incorporation)                (IRS Employer ID Number)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
 ________________________________________________________________
             (Address of principal executive offices)

                          (801) 532-7851
 ________________________________________________________________
                   (Issuer's telephone number)

                         Not Applicable.
 _______________________________________________________________
(Former name, address and fiscal year, if changed since last report)



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

                     COMET TECHNOLOGIES, INC.

      Form 10-QSB for the Three Months ended March 31, 2004

                        Table of Contents

Part I - Financial Information                                          Page

         Item 1.  Financial Statements                                    4

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                      10

         Item 3.  Controls and Procedures                                12

Part II - Other Information

         Item 1.  Legal Proceedings                                      12

         Item 2.  Changes in Securities                                  12

         Item 3.  Defaults Upon Senior Securities                        12

         Item 4.  Submission of Matters to a Vote of Security Holders    12

         Item 5.  Other Information                                      12

         Item 6.  Exhibits and Reports on Form 8-K                       12

Signatures                                                               13

                  PART I - FINANCIAL INFORMATION

                  Item 1 - Financial Statements



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               March 31, 2004 and December 31, 2003

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                    March 31,    December 31,
                                                      2004           2003
                                                  ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                            $    132,858  $    151,597
                                                  ------------- -------------

    Total Current Assets                               132,858       151,597
                                                  ------------- -------------

    TOTAL ASSETS                                  $    132,858  $    151,597
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable - related parties              $     44,295  $     30,000
                                                  ------------- -------------

    Total Current Liabilities                           44,295        30,000
                                                  ------------- -------------

    TOTAL LIABILITIES                                   44,295        30,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares issued
   and outstanding                                       3,598         3,598
  Additional paid-in capital                           238,561       238,561
  Deficit accumulated during the development stage    (153,596)     (120,562)
                                                  ------------- -------------

    Total Stockholders' Equity                          88,563       121,597
                                                  ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    132,858  $    151,597
                                                  ============= =============








The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)


                                                               From
                                                               Inception on
                                  For the Three Months Ended   February 7,
                                           March 31,           1986 through
                                  ---------------------------  March 31,
                                        2004      2003         2004
                                  ------------- -------------  --------------

REVENUES                          $          -  $          -   $           -

EXPENSES
  General and administrative            33,169         8,304         300,035
                                  ------------- -------------  --------------

    Total Expenses                      33,169         8,304         300,035
                                  ------------- -------------  --------------

LOSS FROM OPERATIONS                   (33,169)       (8,304)       (300,035)
                                  ------------- -------------  --------------
OTHER INCOME (EXPENSE)

  Dividend income                            -             -           5,493
  Interest income                          135           421         147,596
  Unrealized loss from
    marketable securities                    -             -          (6,650)
                                  ------------- -------------  --------------

    Total Other Income (Expense)           135           421         146,439
                                  ------------- -------------  --------------

NET LOSS                          $    (33,034) $     (7,883)  $    (153,596)
                                  ============= =============  ==============

BASIC LOSS PER SHARE              $      (0.01) $      (0.00)
                                  ============= =============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              3,598,000     3,598,000
                                  ============= =============










The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
    From Inception on February 7, 1986 through March 31, 2004

                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Additional  During
                           ------------------------- Paid-In     Development
                              Shares       Amount    Capital     Stage
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

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
    From Inception on February 7, 1986 through March 31, 2004

                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Additional  During
                           ------------------------- Paid-In     Development
                              Shares       Amount    Capital     Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000 $    3,598  $  238,561  $    (52,399)

Net loss for the year ended
 December 31, 2002                     -          -           -       (28,074)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002     3,598,000      3,598     238,561       (80,473)

Net loss for the year ended
 December 31, 2003                     -          -           -       (40,089)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2003     3,598,000      3,598     238,561      (120,562)

Net loss for the three
 months ended March 31,
 2004 (unaudited)                      -          -           -       (33,034)
                           ------------- ----------- ----------- -------------
Balance, March 31, 2004
  (unaudited)                  3,598,000 $    3,598  $  238,561  $   (153,596)
                           ============= =========== =========== =============
























The accompanying notes are an integral part of these financial statements.







                        COMET TECHNOLOGIES, INC.
                      (A Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)

                                                                        From
                                                                        Inception on
                                            For the Three Months Ended  February 7,
                                                      March 31,         1986 through
                                            --------------------------- March 31,
                                                  2004        2003      2004
                                            ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Loss from operations                      $    (33,034) $     (7,883) $   (153,596)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Amortization                                      -             -           301
  Change in operating assets and liabilities:
     Increase in taxes payable                         -             -           300
     Increase (decrease) in accounts payable      14,295        (9,600)       43,994
                                            ------------- ------------- -------------

   Net Cash used by Operating Activities         (18,739)      (17,483)     (109,001)
                                            ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                   -             -             -
                                            ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                                 -             -          (300)
  Net stock offering proceeds                          -             -       242,159
                                            ------------- ------------- -------------

   Net Cash Provided by Financing Activities           -             -       241,859
                                            ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                      (18,739)      (11,292)      132,858

CASH AT BEGINNING OF PERIOD                      151,597       176,686             -
                                            ------------- ------------- -------------

CASH AT END OF PERIOD                       $    132,858  $    159,203  $    132,858
                                            ============= ============= =============
CASH PAID FOR:

  Taxes                                     $          -  $          -  $          -
  Interest                                  $          -  $          -  $          -










The accompanying notes are an integral part of these financial statements.

                                    8

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2004 and December 31, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - RELATED PARTY TRANSACTION

As of March 31, 2004, the Company owed $44,295 to related parties for unpaid services rendered to the Company.

NOTE 3 - MATERIAL EVENTS

On January 19, 2004 the Company entered into a Stock Exchange Agreement with Town House Land Limited, (Town House) an entity organized in China. If consummated, the Company would authorize a 1 for 3 reverse split of its outstanding stock and then issue 18,390,000 post-split shares to acquire Town House. Also, a majority of the current officers and directors of the Company will resign and be replaced by officers and directors of Town House.

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

(2)   Plan of Operation

      The Company has been not been engaged in business operations, and has had no revenue from operations during the quarter ended March 31, 2004.

      The Company has entered into an Exchange Agreement with Town House Land Limited ("Town House"), a company organized in the Hong Kong Special Administrative Region in The People's Republic of China ("PRC") and the shareholders of Town House. The Company expects this transaction to close in June, 2004. This proposed transaction, and the business of Town House are described in detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. If the Exchange Agreement is consummated, the business of the Registrant will be conducted through its then subsidiary, Town House, which will, in turn, conduct its business through Wuhan Pacific Real Estate Industry Development Company Limited ("Wuhan Pacific"), a foreign enterprise organized in Hubei Province in The People's Republic of China ("PRC"). According to documentation provided by Town House, Wuhan Pacific is one of the first privately owned property developers in Wuhan City and is one of the largest property developers in Wuhan City, based on a list of top 100 property development enterprises in Wuhan City in terms of Gross Floor Area ("GFA") sold in 2002 published by the Wuhan Statistics Bureau. It engages principally in the development and sale of high quality private residential properties catering to the mass residential property market in Wuhan City. Wuhan Pacific also engages in other ancillary property related services such as property sales planning and underwriting, construction supervisory and real estate agency services.

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

(3)   Results of Operations

      The Company had essentially no operations during the quarter ended March 31, 2004. As of March 31, 2004, the Company had cash of $132,858, liabilities of $44,295, and no other liquid assets or resources. It is expected that all of the Company's cash assets will be expended in connection with the Town House Acquisition described above.

      The Company has not experienced any material changes in results of operation, except for additional expenses incurred in connection with the transaction with Town House, described above. The Company had no revenue from continuing operations and incurred expenses during the quarter ended March 31, 2004, of $33,169, in accounting, legal, consulting and other general and administrative expenses, as compared to $8,304 in expenses for the quarter ended March 31, 2003. These expenses were incurred in connection with the Company's continuing efforts to file necessary periodic reports and to continue its efforts in consummating the Town House transaction.

      The Company has realized a net loss for the three months ended March 31, 2004 and 2003, of $33,034 and $7,883 respectively, and a net loss since inception of $153,596.

(4)   Liquidity and Capital Resources

      The Company has not experienced a material change in financial condition over the past year. At March 31, 2004, the Company had working capital of approximately $88,563, as compared to $121,597, at December 31, 2003. This reduction in working capital is due to costs of maintaining the Company as a public company, and payments to officers and professionals for efforts in reviewing business opportunities and in connection with the proposed transaction with Town House, described above. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

       None.

Item 3 - Defaults on Senior Securities

       None.

Item 4 - Submission of Matters to a Vote of Security Holders

       During the quarter ended March 31, 2004, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

       None.

Item 6 - Exhibits and Reports on Form 8-K

Exhibit  Description
________ _____________________________________________________________________
31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*
31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*
32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002**

*  Included herein pursuant to Item 601(b) 31 of Regulation SB.
** Included herein pursuant to Item 601(b) 32 of Regulation SB.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMET TECHNOLOGIES, INC.



Date: May 13, 2004                 By: /s/ Richard B. Stuart
                                      ________________________________________
                                      Richard B. Stuart, President and CEO




Date: May 13, 200                  By: /s/ Jack M. Gertino
                                       _______________________________________
                                       Jack M. Gertino, Secretary and CFO