Form 10QSB
period 2004-06-30
COMET TECHNOLOGIES INC
filed 2004-08-12
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

------------------------------------------------------------------------------

(Mark one)
  [XX]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

  [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

------------------------------------------------------------------------------

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
 ----------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

                Nevada                            87-0430322
       --------------------------      --------------------------------
        (State of Incorporation)          (IRS Employer ID Number)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
 ----------------------------------------------------------------
             (Address of principal executive offices)


                          (801) 532-7851
 ----------------------------------------------------------------
                   (Issuer's telephone number)

                         Not Applicable.
 ----------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report)


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

                     COMET TECHNOLOGIES, INC.

         Form 10-QSB for the quarter ended June 30, 2004

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

               June 30, 2004 and December 31, 2003

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                       June 30,   December 31,
                                                         2004        2003
                                                   ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS

  Cash                                             $    105,665  $    151,597
                                                   ------------- -------------

    Total Current Assets                                105,665       151,597
                                                   ------------- -------------

    TOTAL ASSETS                                   $    105,665  $    151,597
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Account payable                                  $      4,644  $          -
  Accounts payable - related parties                     44,295        30,000
                                                   ------------- -------------

    Total Current Liabilities                            48,939        30,000
                                                   ------------- -------------

    TOTAL LIABILITIES                                    48,939        30,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock: 20,000,000 shares authorized
    of $0.001 par value, 3,598,000 shares
    issued and outstanding                                3,598         3,598
  Additional paid-in capital                            238,561       238,561
  Deficit accumulated during the development stage     (185,433)     (120,562)
                                                   ------------- -------------

    Total Stockholders' Equity                           56,726       121,597
                                                   ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    105,665  $    151,597
                                                   ============= =============







The accompany notes are an integral part of these financial statements.


                             COMET TECHNOLOGIES, INC.
                          (A Development Stage Company)
                             Statements of Operations
                                   (Unaudited)


                                                                                        From
                                      For the                        For the            Inception on
                                  Three Months Ended             Six Months Ended       February 7,
                                      June 30,                       June 30,           1986 Through
                            ----------------------------- ----------------------------- June 30,
                                 2004           2003           2004           2003      2004
                            -------------- -------------- -------------- -------------- --------------

REVENUES                    $           -  $           -  $           -  $           -  $           -

EXPENSES

 General and administrative        33,742          9,059         66,911         17,363        333,777
                            -------------- -------------- -------------- -------------- --------------

    Total Expenses                 33,742          9,059         66,911         17,363        333,777
                            -------------- -------------- -------------- -------------- --------------

LOSS FROM OPERATIONS              (33,742)        (9,059)       (66,911)       (17,363)      (333,777)
                            -------------- -------------- -------------- -------------- --------------
OTHER INCOME (LOSS)

 Dividend income                        -              -              -              -          5,493
 Interest income                       85            391            220            812        147,681
 Reimbursement for Fees             1,820              -          1,820              -          1,820
 Unrealized loss from
  marketable securities                 -              -              -              -         (6,650)
                            -------------- -------------- -------------- -------------- --------------

    Total Other Income (Loss)       1,905            391          2,040            812        148,344
                            -------------- -------------- -------------- -------------- --------------

NET LOSS                    $     (31,837) $      (8,668) $     (64,871) $     (16,551) $    (185,433)
                            ============== ============== ============== ============== ==============

BASIC LOSS PER SHARE        $       (0.01) $       (0.00) $       (0.02) $       (0.00)
                            ============== ============== ============== ==============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING          3,598,000      3,598,000      3,598,000      3,598,000
                             ============= ============== ============== ==============








    The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
     From Inception on February 7, 1986 through June 30, 2004

                                                                    Deficit
                                                                  Accumulated
                                 Common Stock         Additional    During
                           -------------------------   Paid-In    Development
                              Shares       Amount      Capital       Stage
                           ------------- ----------- ----------- -------------
Balance at Inception on
 February 7, 1986                      - $        -  $        -  $          -

Issuance of 1,098,000
 shares  of common stock
 to officers, directors
 and other individuals
 for $0.023 per share on
 February 7, 1986              1,098,000      1,098      23,902             -

Public offering of the
 Company's common stock        2,500,000      2,500     247,500             -

Deferred offering costs
 offset against capital
 in excess of par value                -          -     (32,841)            -

Net loss from inception on
 February 7, 1986 through
 December 31, 1997                     -          -           -       (41,568)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1997     3,598,000      3,598     238,561       (41,568)

Net loss for the year
 ended December 31, 1998               -          -           -        (1,761)
                           ------------- ----------- ----------- -------------

Balance, December 31, 1998     3,598,000      3,598     238,561       (43,329)

Net income for the year
 ended December 31, 1999               -          -           -           145
                           ------------- ----------- ----------- -------------

Balance, December 31, 1999     3,598,000      3,598     238,561       (43,184)

Net loss for the year
 ended December 31, 2000               -          -           -        (1,803)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2000     3,598,000      3,598     238,561       (44,987)

Net loss for the year
 ended December 31, 2001               -          -           -        (7,412)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000 $    3,598  $  238,561  $    (52,399)
                           ------------- ----------- ----------- -------------

The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
    Statements of Stockholders' Equity (Deficit) (Continued)
     From Inception on February 7, 1986 through June 30, 2004

                                                                    Deficit
                                                                  Accumulated
                                 Common Stock         Additional    During
                           -------------------------   Paid-In    Development
                              Shares       Amount      Capital       Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000 $    3,598  $  238,561  $    (52,399)

Net loss for the year
 ended December 31, 2002               -          -           -       (28,074)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002     3,598,000      3,598     238,561       (80,473)

Net loss for the year
 ended December 31, 2003               -          -           -       (40,089)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2003     3,598,000      3,598     238,561      (120,562)

Net loss for the six months
 ended June 30, 2004
 (unaudited)                           -          -           -       (64,871)
                           ------------- ----------- ----------- -------------
Balance, June 30, 2004
  (unaudited)                  3,598,000 $    3,598  $  238,561  $   (185,433)
                           ============= =========== =========== =============








The accompanying notes are an integral part of these financial statements.
















                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                       From
                                                                       Inception on
                                             For the Six Months Ended  February 7,
                                                      June 30,         1986 through
                                           --------------------------- June 30,
                                                 2004          2003    2004
                                           ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Loss from operations                      $    (64,871) $    (16,551) $   (185,433)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Amortization                                       -             -           301
 Change in operating assets and liabilities:
   Increase in taxes payable                          -             -           300
   Increase (decrease) in accounts payable
    and accounts payable - related parties       18,939        (4,328)       48,638
                                           ------------- ------------- -------------

    Net Cash used by Operating Activities       (45,932)      (20,879)     (136,194)
                                           ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                  -             -             -
                                           ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                                -             -          (300)
  Net stock offering proceeds                         -             -       242,159
                                           ------------- ------------- -------------

    Net Cash Provided by Financing Activities         -             -       241,859
                                           ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                 (45,932)      (20,879)      105,665

CASH AT BEGINNING OF PERIOD                     151,597       176,686             -
                                           ------------- ------------- -------------

CASH AT END OF PERIOD                      $    105,665  $    155,807  $    105,665
                                           ============= ============= =============
CASH PAID FOR:

  Taxes                                    $          -  $          -  $          -
  Interest                                 $          -  $          -  $          -









The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2004 and December 31, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTION

As of June 30, 2004, the Company owed $44,295 to related parties for unpaid services rendered to the Company.

NOTE 3 - MATERIAL EVENTS

On January 19, 2004 the Company entered into a Stock Exchange Agreement with Town House Land Limited, (Town House) an entity organized in China. If consummated, the Company would authorize a 1 for 3 reverse split of its outstanding stock and then issue 18,390,000 post split shares to acquire Town House. Also, a majority of the current officers and directors of the Company will resign and be replaced by officers and directors of Town House.

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

(2)  Plan of Operation

     The Company has been not been engaged in business operations, and has had no revenue from operations during the quarter ended June 30, 2004.

     The Company has entered into an Exchange Agreement with Town House Land Limited ("Town House"), a company organized in the Hong Kong Special Administrative Region in The People's Republic of China ("PRC") and the shareholders of Town House. The Company expects this transaction to close in September, 2004. The Company has filed with the U.S. Securities and Exchange Commission ("SEC"), a 14C Information Statement concerning this transaction which is currently under review. This proposed transaction, and the business of Town House, are described in detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and the Company's 14C Information Statement filed with the U.S. Securities and Exchange Commission on May 19, 2004. If the Exchange Agreement is consummated, the business of the Registrant will be conducted through its then subsidiary, Town House, which will, in turn, conduct its business through its subsidiary, Wuhan Pacific Real Estate Industry Development Company Limited ("Wuhan Pacific"), a foreign enterprise organized in Hubei Province in The People's Republic of China ("PRC"). According to documentation provided by Town House, Wuhan Pacific is one of the first privately-owned property developers in Wuhan City and is one of the largest property developers in Wuhan City, based on a list of top 100 property development enterprises in Wuhan City in terms of Gross Floor Area ("GFA") sold in 2002 published by the Wuhan Statistics Bureau. It engages principally in the development and sale of high quality private residential properties catering to the mass residential property market in Wuhan City. Wuhan Pacific also engages in other ancillary property related services such as property sales planning and underwriting, construction supervisory and real estate agency services.

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


(3)  Results of Operations

     Except for efforts to complete the stock exchange under the Stock Exchange Agreement with Town House, described, above, the Company had no operations during the quarter ended June 30, 2004. As of June 30, 2004, the Company had cash of $105,665, liabilities of $48,939, and no other liquid assets or resources. It is expected that all of the Company's cash assets will be expended in connection with the Town House Acquisition described above.

     The Company has not experienced any material changes in results of operation, except for additional expenses incurred in connection with the transaction with Town House, described above. The Company had no revenue from continuing operations and incurred expenses during the three month and six month periods ended June 30, 2004, of $33,742 and $66,911, respectively, in accounting, legal, consulting and other general and administrative expenses, as compared to $9,059 and $17,363 in expenses for the three month and six month periods ended June 30, 2003. These expenses were incurred principally in connection with its efforts to consummate the Town House transaction, and, to a much lesser extent, to cover expenses of preparing and filing required reports.

     The Company has realized a net loss for the three and six months ended March 31, 2004, of $31,837 and $64,871, respectively, and for the three and six months ended March 31, 2003, of $8,668 and $16,551, respectively, and a net loss since inception of $185,433.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At June 30, 2004, the Company had working capital of approximately $56,726, as compared to $121,597, at December 31, 2003. This reduction in working capital is due to costs of maintaining the Company as a public company, and payments to officers and professionals for efforts in reviewing business opportunities and in connection with the proposed transaction with Town House, described above. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 2004, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K


Exhibit  Description
-------- --------------------------------------------------------------------
31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*

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

                                  COMET TECHNOLOGIES, INC.

Date: August 9, 2004              By:   /s/ Richard B. Stuart
                                     ------------------------------------
                                     Richard B. Stuart, President and CEO



Date: August 9, 2004              By:   /s/ Jack M. Gertino
                                     -------------------------------------
                                     Jack M. Gertino, Secretary and CFO