Form 10QSB
period 2004-09-30
COMET TECHNOLOGIES INC
filed 2004-11-15
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

------------------------------------------------------------------------------

(Mark one)
[XX]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2004

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________

-----------------------------------------------------------------------------

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
(Exact Name of small business issuer as specified in its charter)

           Nevada                                  87-0430322
   (State of Incorporation)                   (IRS Employer ID Number)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
             (Address of principal executive offices)

                           (801) 532-7851
                   (Issuer's telephone number)

                         Not Applicable.
(Former name, address and fiscal year, if changed since last report)


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

                     COMET TECHNOLOGIES, INC.

       Form 10-QSB for the quarter ended September 30, 2004

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

                   PART I-FINANCIAL INFORMATION

                   Item 1-Financial Statements



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

             September 30, 2004 and December 31, 2003

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                               September 30,    December 31,
                                                   2004            2003
                                              -------------- ---------------
                                                (Unaudited)
CURRENT ASSETS
  Cash                                        $      92,855  $      151,597
                                              -------------- ---------------

   Total Current Assets                              92,855         151,597
                                              -------------- ---------------

   TOTAL ASSETS                               $      92,855  $      151,597
                                              ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Account payable                             $       1,775  $            -
  Payable - related parties                          51,795          30,000
                                              -------------- ---------------

   Total Current Liabilities                         53,570          30,000
                                              -------------- ---------------

   TOTAL LIABILITIES                                 53,570          30,000
                                              -------------- ---------------
STOCKHOLDERS' EQUITY

  Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares
   issued and outstanding                             3,598           3,598
  Additional paid-in capital                        238,561         238,561
  Deficit accumulated during the
   development stage                               (202,874)       (120,562)
                                              -------------- ---------------

   Total Stockholders' Equity                        39,285         121,597
                                              -------------- ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $      92,855  $      151,597
                                              ============== ===============




The accompanying notes are an integral part of these financial statements.





                           COMET TECHNOLOGIES, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)


                                                                                       From
                                                                                       Inception on
                                          For the                   For the            February 7,
                                     Three Months Ended         Nine Months Ended      1986 Through
                                       September 30,              September 30,        September 30,
                                    2004          2003          2004          2003     2004
                               ------------- ------------- ------------- ------------- --------------
REVENUES                       $          -  $          -  $          -  $          -  $           -

EXPENSES

  General and administrative         17,518         6,759        84,429        24,122        351,295
                               ------------- ------------- ------------- ------------- --------------

     Total Expenses                  17,518         6,759        84,429        24,122        351,295
                               ------------- ------------- ------------- ------------- --------------

LOSS FROM OPERATIONS                (17,518)       (6,759)      (84,429)      (24,122)      (351,295)
                               ------------- ------------- ------------- ------------- --------------
OTHER INCOME (LOSS)
  Dividend income                         -             -             -             -          5,493
  Interest income                        77           294           297         1,106        147,758
  Reimbursement for Fees                  -             -         1,820             -          1,820
  Unrealized loss from
    marketable securities                 -             -             -             -         (6,650)
                               ------------- ------------- ------------- ------------- --------------

     Total Other Income (Loss)           77           294         2,117         1,106        148,421
                               ------------- ------------- ------------- ------------- --------------

NET LOSS                       $    (17,441) $     (6,465) $    (82,312) $    (23,016) $    (202,874)
                               ============= ============= ============= ============= ==============

BASIC LOSS PER SHARE           $      (0.00) $      (0.00) $      (0.02) $      (0.00)
                               ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING            3,598,000     3,598,000     3,598,000     3,598,000
                               ============= ============= ============= =============



  The accompanying notes are an integral part of these financial statements.

                                       5

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
  From Inception on February 7, 1986 through September 30, 2004

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

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
         Statements of Stockholders' Equity (Continued)
  From Inception on February 7, 1986 through September 30, 2004

                                                                    Deficit
                                                                  Accumulated
                                 Common Stock         Additional    During
                           -------------------------   Paid-In    Development
                              Shares       Amount      Capital       Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 2001     3,598,000 $    3,598  $  238,561  $    (52,399)

Net loss for the year
 ended December 31, 2002               -          -           -       (28,074)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002     3,598,000      3,598     238,561       (80,473)

Net loss for the year
 ended December 31, 2003               -          -           -       (40,089)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2003     3,598,000      3,598     238,561      (120,562)

Net loss for the nine months
 ended September 30, 2004
 (unaudited)                           -          -           -       (82,312)
                           ------------- ----------- ----------- -------------
Balance, September 30, 2004
 (unaudited)                   3,598,000 $    3,598  $  238,561  $   (202,874)
                           ============= =========== =========== =============



The accompanying notes are an integral part of these financial statements.


                       COMET TECHNOLOGIES, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                                          From
                                                                          Inception on
                                                                          February 7,
                                              For the Nine Months Ended   1986 through
                                                   September 30,          September 30,
                                                2004            2003      2004
                                            -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Loss from operations                      $     (82,312) $     (23,016) $    (202,874)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Amortization                                       -              -            301
  Change in operating assets and liabilities:
     Increase in taxes payable                          -              -            300
     Increase (decrease) in accounts payable
       and payable - related parties               23,570              -         53,269
                                            -------------- -------------- --------------

       Net Cash used by Operating Activities      (58,742)       (23,016)      (149,004)
                                            -------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -              -              -
                                            -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                                  -              -           (300)
  Net stock offering proceeds                           -              -        242,159
                                            -------------- -------------- --------------
       Net Cash Provided by Financing
         Activities                                     -              -        241,859
                                            -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH                   (58,742)       (23,016)        92,855

CASH AT BEGINNING OF PERIOD                       151,597        176,686              -
                                            -------------- -------------- --------------

CASH AT END OF PERIOD                       $      92,855  $     153,670  $      92,855
                                            ============== ============== ==============
CASH PAID FOR:

   Taxes                                    $           -  $           -  $           -
   Interest                                 $           -  $           -  $           -




The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2004 and December 31, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTION

As of September 30, 2004, the Company owed $51,795 to related parties for unpaid services rendered to the Company.

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

(2)  Plan of Operation

     The Company has been not been engaged in business operations, and has had no revenue from operations during the quarter ended September 30, 2004.

     The Company has entered into an Exchange Agreement with Town House Land Limited ("Town House"), a company organized in the Hong Kong Special Administrative Region in The People's Republic of China ("PRC") and the shareholders of Town House. The Company expects this transaction to close in December, 2004. The Company has filed with the U.S. Securities and Exchange Commission ("SEC"), a 14C Information Statement concerning this transaction which is currently under review. This proposed transaction, and the business of Town House, are described in detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and the Company's 14C Information Statement filed with the U.S. Securities and Exchange Commission on May 19, 2004. If the Exchange Agreement is consummated, the business of the Registrant will be conducted through its then subsidiary, Town House, which will, in turn, conduct its business through its subsidiary, Wuhan Pacific Real Estate Industry Development Company Limited ("Wuhan Pacific"), a foreign enterprise organized in Hubei Province in The People's Republic of China ("PRC"). According to documentation provided by Town House, Wuhan Pacific is one of the first privately-owned property developers in Wuhan City and is one of the largest property developers in Wuhan City, based on a list of top 100 property development enterprises in Wuhan City in terms of Gross Floor Area ("GFA") sold in 2002 published by the Wuhan Statistics Bureau. It engages principally in the development and sale of high quality private residential properties catering to the mass residential property market in Wuhan City. Wuhan Pacific also engages in other ancillary property related services such as property sales planning and underwriting, construction supervisory and real estate agency services.

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

(3)  Results of Operations

     Except for efforts to complete the stock exchange under the Stock Exchange Agreement with Town House, described, above, the Company had no operations during the quarter ended September 30, 2004. As of September 30, 2004, the Company had cash of $92,855, liabilities of $53,570, and no other liquid assets or resources. It is expected that substantially all of the Company's cash assets will be expended in connection with the Town House Acquisition described above.

     The Company has not experienced any material changes in results of operation, except for additional expenses incurred in connection with the transaction with Town House, described above. The Company had no revenue from continuing operations and incurred expenses during the three month and nine month periods ended September 30, 2004, of $17,518 and $84,429, respectively, in accounting, legal, consulting and other general and administrative expenses, as compared to $6,759 and $24,122 in expenses for the three month and nine month periods ended September 30, 2003. These expenses were incurred principally in connection with its efforts to consummate the Town House transaction, and, to a much lesser extent, to cover expenses of preparing and filing required reports.

     The Company has realized a net loss for the three and nine months ended September 30, 2004, of $17,441 and $82,312, respectively, and for the three and nine months ended September 31, 2003, of $6,465 and $23,016, respectively, and a net loss since inception of $202,874.

(4)  Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At September 30, 2004, the Company had working capital of approximately $39,285, as compared to $121,597, at December 31, 2003. This reduction in working capital is due to costs of maintaining the Company as a public company, and payments to officers and professionals for efforts in reviewing business opportunities and in connection with the proposed transaction with Town House, described above. Working capital as of both dates consists of short-term investments, and cash and cash equivalents, less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's needs through the completion of the Town House acquisition. However, there can be no assurances to that effect, and the Company's working capital may not be sufficient if the Town House transaction doe not close. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended September 30, 2004, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         None.

Item 6 - Exhibits and Reports on Form 8-K

Exhibit  Description
----------------------------------------------------------------------------
31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*
31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*
32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002**

*  Included herein pursuant to Item 601(b) 31 of Regulation SB.
** Included herein pursuant to Item 601(b) 32 of Regulation SB.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMET TECHNOLOGIES, INC.


Date: November 12, 2004                By:  /s/ Richard B. Stuart
                                          ----------------------------------
                                          Richard B. Stuart, President, CEO
                                          and Principal Executive Officer


Date: November 12, 2004                By:  /s/ Jack M. Gertino
                                          -----------------------------------
                                          Jack M.Gertino, Secretary/Treasurer,
                                          CFO and Principal Financial Officer