Form 10KSB
period 2004-12-31
COMET TECHNOLOGIES INC
filed 2005-04-14
CIK 798985

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
    ---------------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

                Nevada                            87-0430322
          ------------------------------        ------------------
         (State or other Jurisdiction of        (I.R.S. Employer
         Incorporation or Organization)         Identification No.)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
    ----------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number including Area Code:  (801) 532-7851

Securities Registered Under Section 12(b) of the Exchange Act: None.

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                                            Par Value $0.001

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]     No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues (consisting only of interest income) for its most recent fiscal year. $350.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed on the basis of the last sale price on April 11, 2005, of $0.20, was $638,928.

As of April 11, 2005, the Registrant had outstanding 3,598,000 shares of its common stock.

Transitional Small Business Disclosure Format: Yes [_] No [X]

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                           Page No.
------                                                           --------

Item 1.  Description of Business.......................................1
Item 2.  Description of Property.......................................6
Item 3.  Legal Proceedings.............................................6
Item 4.  Submission of Matters to a Vote of Security Holders...........6

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters......6
Item 6.  Management's Discussion and Analysis or Plan of Operation ....7
Item 7.  Financial Statements..........................................9
Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure ..........................9
Item 8A. Controls and Procedures.......................................9
Item 8B. Other Information.............................................9

PART III
--------

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act...10
Item 10. Executive Compensation.......................................11
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters...................13
Item 12. Certain Relationships and Related Transactions...............14
Item 13. Exhibits.....................................................15
Item 14. Principal Accountant Fees and Services.......................16
Signatures............................................................17

The information contained in this Form 10-KSB for the fiscal year ended December 31, 2004, is as of the latest practicable date except for financial information, which relates to the fiscal year.

                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

General

     Comet Technologies, Inc. (the "Company" or "Comet") is a "blank check" company which has been seeking to locate a business enterprise which it may acquire, merge or reorganize with, or become engaged in. The Company has been inactive for several years, and until January, 2004, when it entered into an agreement with Town House Land Limited, discussed below, had not located any specific business enterprise for its involvement, nor had it entered into any arrangement or agreements with respect thereto. Since the completion of the Company's public offering in August 1986, the Company has reviewed and evaluated numerous business ventures for possible acquisition or participation by the Company. To date, the Company has not acquired any business venture or engaged in any active operations.

     The Company was inactive until January, 2004, when the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with Town House Land Limited ("Town House"), a company organized in the Hong Kong Special Administrative Region in The People's Republic of China, and the shareholders of Town House, providing for the acquisition of Town House in a reverse acquisition.

     On or about February 9, 2005, the Company sent notification to Town House of its decision to terminate the Exchange Agreement between the Company, Town House and the shareholders of Town House. This notification occurred after approximately 14 months of efforts to complete this transaction. As reflected in the Company's Current Report on Form 8-K, filed on or about February 14, 2005, which is incorporated herein by reference, the decision to terminate the Exchange Agreement, and the reverse acquisition contemplated by the Exchange Agreement, was a result of the determination by the board of directors that Town House had undertaken actions and business efforts which were a material deviation from the business of Town House as described in the Company's preliminary information statement under Schedule 14C filed with the U.S.
Securities and Exchange Commission ("SEC").   The board of directors concluded
that this change would require an amendment to the Company's 14C Information Statement and would cause substantial additional delays and costs to the
Company.   Moreover, the board of directors concluded that the change in the business of Town House was contrary to the best interests of the Company and
its shareholders.   Town House acknowledged the Company's decision to
terminate the Exchange Agreement and transactions contemplated by the Exchange Agreement.

     As a result of this decision, the reverse acquisition contemplated by the Exchange Agreement will not occur. Management will now begin efforts to locate a suitable acquisition or merger candidate for the Company. Unfortunately, the Company expended over one year approximately $24,000 in legal and accounting funds pursuing this opportunity and preparing and filing required information concerning the proposed transaction with the SEC. In addition, the Company's officers and directors devoted substantial time to the Company in connection with this transaction for which the Company has incurred a payable on the Company's balance sheet of $57,795 as of December 31, 2004.

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

Selection of a Business

     The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth," the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

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

Employees

     The Company is a development stage company and currently has no employees. During the fiscal year, the officers were paid a total of $30,000 for time expended in connection with a possible business combination in 2003. The officers accrued a total of $57,795 for time expended in connection with a possible business combination in 2004.

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

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fiscal year ended December 31, 2004.

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

Calendar Quarter Ended         High Bid ($)     Low Bid ($)

March 31, 2003                  0.0700           0.0700
June 30, 2003                   0.0700           0.0700
September 30, 2003              0.0800           0.0700
December 31, 2003               0.1500           0.0800

March 31, 2004                  0.3000           0.1500
June 30, 2004                   0.2500           0.2400
September 30, 2004              0.2900           0.2000
December 31, 2004               0.2900           0.2100

     As of April 11, 2005, the closing bid price for the Company's common stock was $0.20. There are outstanding options to purchase 600,000 shares of common stock at an exercise price of $0.1875, which expire in March 2009. There is an outstanding warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.1875, which expires in March 2009. All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 403,360 shares, which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     At April 11, 2005, there were approximately 97 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENTS

     When used in this report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

PLAN OF OPERATION

     The Company had no revenue from continuing operations for the years ended December 31, 2004 and 2003. The Company's plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

     The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described under "Item 1. Business," above.

     Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the years ended December 31, 2004 and 2003, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. In the last quarter of 2003, and the entirety of 2004, the Company incurred significant legal, accounting and other expenses in connection with the proposed business combination with Town House. Total general and administrative expenses were $94,101, and $41,415 for 2004 and 2003, respectively. The increase in expenses in 2004 was due to expenses incurred relating to the proposed transaction between the Company and Town House which has been terminated. (See Item 1. Description of Business).

     The Company had no interest expense in 2004 or 2003. Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $350 in 2004 and $1,326 in 2003.

     As a result of the foregoing factors, the Company realized a net loss of $91,593 in 2004, as compared to a net loss of $40,089 in 2003.

     At December 31, 2004, the Company had working capital of $30,004.
Working capital consisted of cash and cash equivalents less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to handle the administrative and reporting requirements of a public company and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms, if at all, or that it will be able to profitably manage the business venture it acquires.

                   ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by this Item 7 begin on Page 18 with the Index to the Financial Statements and are located following the signature page. All information that has been omitted is either inapplicable or not required.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no reportable changes in or disagreements with accountants.

                ITEM 8A.  CONTROLS AND PROCEDURES

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on December 31, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended December 31, 2004.

     During the fourth quarter of the year ended December 31, 2004, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

                   ITEM 8B.  OTHER INFORMATION

     During the fiscal year ended December 31, 2004, the Company filed no reports on Form 8-K. However, on February 14, 2005, the Company filed a Current Report on Form 8-K, reporting the termination of the Exchange Agreement among the Company, Town House, and the shareholders of Town House. (See Item 1. Description of Business).


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND OFFICERS

Current Management of the Company

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age      Positions*                            Since
-------------------------------------------------------------------------

Richard B. Stuart   71       President and Director                1986
Jack M. Gertino     66       Secretary, Treasurer and Director     1986

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

                 ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following sets forth the compensation of Comet's executive officers for the three fiscal years ended December 31, 2004.

------------------------------------------------------------------------------
                     Fiscal
Name and             Year
Principal            Ended                                       All Other ($)
Position             December 31   Salary($) Bonus($) Options(#) Compensation
-------------------- ------------- --------- -------- ---------- ------------
Richard B. Stuart      2004        0          0          0 (4)   19,265 (1)
President and Chief    2003        0          0          0       10,000 (2)
Executive Officer      2002        0          0          0        5,000 (3)
-------------------- ------------- --------- -------- ---------- ------------
Jack M. Gertino
Secretary/Treasurer    2004        0          0          0 (4)   38,530 (1)
and Chief Financial    2003        0          0          0       20,000 (2)
Officer                2002        0          0          0       10,000 (3)
------------------------------------------------------------------------------

(1)   The Company recorded compensation expense for Richard B. Stuart and Jack
M. Gertino, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing the business opportunity with Town House for a possible business combination during the fiscal year 2004, participating in meetings and conference calls in connection with such opportunity, assisting in the negotiation and preparation of agreements and in the preparation of disclosure documents, and undertaking related activities.

(2)   The Company recorded compensation expense for Richard B. Stuart and Jack
M. Gertino, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing the business opportunity with Town House for a possible business combination during the fiscal year 2003, participating in meetings and conference calls in connection with such opportunity, and undertaking related activities.

(3)   The Company recorded compensation expense for Richard B. Stuart and Jack
M. Gertino, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing a specific business opportunity for a possible business combination during the fiscal year, participating in meetings and conference calls in connection with such opportunity, and undertaking related activities. This possible transaction was terminated in October, 2002.

(4) On March 11, 1999, the Company granted to Richard B. Stuart, Phillip C. Gugel and Jack M. Gertino options to purchase 200,000 shares of common stock each at an exercise price of $0.1875, which was the average of the bid and asked prices for the common stock on that date. The options are vested and expire in March 2009. The options were issued to compensate these persons for their services to the Company over the past 13 years, for which they had received no other compensation. The options of Mr. Gugel have now passed on to his estate.

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

     The following table sets forth certain information with respect to unexercised options held by the executive officers as of December 31, 2004.


                        Number of Securities          Value of Unexercised
Name and Principal   Underlying Unexercised Options  In-the-Money Options at
Position               at December 31, 2004(#)        December 31, 2004($)(1)
-------------------- ------------------------------ -------------------------

                      Exerciseable/Unexerciseable  Exerciseable/Unexerciseable
                      ---------------------------  --------------------------
Richard B. Stuart
  President                   200,000/ -0-                    -0-/-0-

Philip C. Gugel (2)
  Vice President              200,000/ -0-                    -0-/-0-

Jack M. Gertino
  Secretary and Treasurer     200,000/ -0-                    -0-/-0-

(1) This value is determined on the basis of the difference between the average of the high bid and asked prices on December 31, 2004, of the securities underlying the options, and the exercise price.

(2) Mr. Gugel passed away in 2003; however, his options are held in trust by his estate.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth as of April 11, 2005, the number and percentage of the 3,598,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                   Percent of
Name and Address                     Common Shares   Options (1)     Class
----------------------------------   -------------   ----------   -----------
Richard B. Stuart (2)(4)
PO Box 236
Edmonds, Washington 98020              207,680(2)      200,000      10.73(3)

Estate of Philip C. Gugel (5)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101                   0         200,000       5.27(3)

Jack M. Gertino (4)
10 West 100 South, Suite 610
Salt Lake City, Utah 84101             195,680         200,000      10.42(3)

The Harker Group Limited Partnership
1717 Monte Carlo Drive
Salt Lake City, UT 84121               415,550               0      11.55

All Executive Officers and
Directors as a Group (2 persons)       403,360         400,000      20.09(3)

(1) These figures represent options that are vested or will vest within 10 years from the date as of which information is presented in the table.

(2)  This ownership is held of record by Pershing, LLC ("Pershing"), a limited
liability company of which Richard B. Stuart is the owner.   Pershing has
recently effected transfer of the shares back to Dr. Stuart.

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

    31.1* Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1* Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as exhibits to this annual report on Form 10-KSB.

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2004 and 2003 are as follows:

Audit Fee
---------

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by HJ & Associates, LLC, the Company's principal accountant, for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,410 for fiscal year 2004 and $3,663 for fiscal year 2003.

Audit-Related Fees
------------------

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above were $0 for fiscal year ended 2004 and $0 for fiscal year ended 2003.

Tax Fees
--------

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year 2004 and $0 for fiscal year 2003.

All Other Fees
--------------

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year 2004 and $0 for fiscal year ended 2003.

     The Company does not currently have an audit committee. As a result our board of directors performs the duties of an audit committee. The Company's board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMET TECHNOLOGIES, INC.


Date: April 12, 2005             By:   /s/ Richard B. Stuart
                                     -------------------------------------
                                     Richard B. Stuart, President and CEO

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 12, 2005                  /s/ Richard B. Stuart
                                     --------------------------------------
                                     Richard B. Stuart
                                     President, CEO and Director
                                     (Principal Executive Officer)


Date: April 12, 2005                  /s/ Jack M. Gertino
                                     ----------------------------------------
                                      Jack M. Gertino
                                      Secretary, CFO and Director
                                      (Principal Accounting Officer)

                             CONTENTS


Report of Independent Registered Public Accounting Firm....................19

Balance Sheet..............................................................20

Statements of Operations...................................................21

Statements of Stockholders' Equity.........................................22

Statements of Cash Flows...................................................24

Notes to the Financial Statements..........................................25

     Report of Independent Registered Public Accounting Firm


Board of Directors
Comet Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Comet Technologies, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and from inception on February 7, 1986 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comet Technologies, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception on February 7, 1986 through December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 28, 2005

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS
                              ------

                                                               December 31,
                                                                  2004
                                                               -------------

CURRENT ASSETS

  Cash and cash equivalents                                    $     90,864
                                                               -------------

    Total Current Assets                                             90,864
                                                               -------------

    TOTAL ASSETS                                               $     90,864
                                                               =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

  Account payable                                              $      3,065
  Payable - related parties                                          57,795
                                                               -------------

    Total Current Liabilities                                        60,860
                                                               -------------

    TOTAL LIABILITIES                                                60,860
                                                               -------------
STOCKHOLDERS' EQUITY

  Preferred stock, $0.001 par value, 5,000,000
     shares authorized; none issued or outstanding                        -
  Common stock, $0.001 par value, 20,000,000
     shares authorized; 3,598,000 issued and
     outstanding                                                      3,598
  Capital in excess of par value                                    238,561
  Deficit accumulated during the development stage                 (212,155)
                                                               -------------

    Total Stockholders' Equity                                       30,004
                                                               -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     90,864
                                                               =============




The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Operations


                                                                 From
                                                                 Inception on
                                                                 February 7,
                                          For the Years Ended    1986 through
                                             December 31,        December 31,
                                          2004          2003     2004
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES

  General and administrative               94,101        41,415       360,617
                                     ------------- ------------- -------------

    Total Expenses                         94,101        41,415       360,617
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                      (94,101)      (41,415)     (360,617)
                                     ------------- ------------- -------------
OTHER INCOME

  Dividend income                               -             -         5,493
  Interest income                             350         1,326       147,461
  Reimbursement of fees                     2,158             -         2,158
  Unrealized loss from
    marketable securities                       -             -        (6,650)
                                     ------------- ------------- -------------

    Total Other Income                      2,508         1,326       148,462
                                     ------------- ------------- -------------

NET LOSS                             $    (91,593) $    (40,089) $   (212,155)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.03) $      (0.01)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     3,598,000     3,598,000
                                     ============= =============


The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on February 7, 1986 through December 31, 2004


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

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
          Statements of Stockholders' Equity (continued)
   From Inception on February 7, 1986 through December 31, 2004


                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Capital in  During
                           ------------------------- Excess of   Development
                              Shares       Amount    Par Value   Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002    3,598,000  $    3,598  $  238,561  $    (80,473)

Net loss for the year ended
 December 31, 2003                    -           -           -       (40,089)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2003    3,598,000       3,598     238,561      (120,562)

Net loss for the year ended
 December 31, 2004                    -           -           -       (91,593)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2004    3,598,000  $    3,598  $  238,561  $   (212,155)
                           ============= =========== =========== =============




The accompanying notes are an integral part of these financial statements.


                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows


                                                                         From
                                                                         Inception on
                                                  For the Years Ended    February 7,
                                                    December 31,         1986 through
                                             --------------------------- December 31,
                                                  2004         2003      2004
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Income (loss) from operations               $    (91,593) $    (40,089) $   (212,155)
 Adjustments to reconcile net income
  (loss) to net cash (used) provided
  by operating activities:
    Amortization                                        -             -           301
 Change in operating assets and liabilities:
    Increase in taxes payable                           -             -           300
    Increase (decrease) in accounts payable        30,860        15,000        60,559
                                             ------------- ------------- -------------

     Net Cash (Used) by Operating Activities      (60,733)      (25,089)     (150,995)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                                  -             -          (300)
  Net stock offering proceeds                           -             -       242,159
                                             ------------- ------------- -------------

     Net Cash Provided by Financing Activities          -             -       241,859
                                             ------------- ------------- -------------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (60,733)      (25,089)       90,864

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             151,597       176,686             -
                                             ------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $     90,864  $    151,597  $     90,864
                                             ============= ============= =============
CASH PAID FOR:
  Taxes                                      $          -  $          -  $          -
  Interest                                   $          -  $          -  $          -


The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                   A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

c.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                         December 31,
                                                   ---------------------------
                                                        2004          2003
                                                   ------------- -------------
Numerator - loss                                   $    (91,593) $    (40,089)
Denominator - weighted average number of
  shares outstanding                                  3,598,000     3,598,000
                                                   ------------- -------------
Loss per share                                     $      (0.03) $      (0.01)
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

                     COMET TECHNOLOGIES, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:



                                                    2004         2003
                                               ------------- -------------
   Deferred tax assets:
   NOL Carryover                               $     51,860  $     26,142
   Accrued Expenses                                  23,735             -
                                               ------------- -------------
   Deferred tax liabilities:                              -             -

   Valuation allowance                              (75,595)      (26,142)
                                               ------------- -------------

   Net deferred tax asset                      $          -  $          -
                                               ============= =============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                    2004         2003
                                               ------------- --------------

  Book income                                  $    (35,720) $      (9,785)
  Meals & Entertainment                                   -              -
  Other                                                 (39)           (39)
  Accrued Compensation                                    -          5,850
  Valuation allowance                                35,759          3,974
                                               ------------- --------------

                                               $          -  $           -
                                               ============= ==============

At December 31, 2004, the Company had net operating loss carryforwards of approximately $130,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

NOTE 4 -  NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2004, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

    . SFAS No. 123(R), Share Based Payment-an amendment to SFAS No. 123, Accounting for Stock-Based Compensation;
    .   SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4;
    . SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67; and
    . SFAS No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003


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

On or about February 9, 2005, the Company sent notification to Town House of its decision to terminate the Agreement between the Company, Town House and the shareholders of Town House. As a result of this decision, the reverse acquisition contemplated by the Agreement will not occur. Management will now begin efforts to locate a suitable acquisition or merger candidate for the Company.

The decision to terminate the Agreement, and the reverse acquisition and related transactions contemplated by the Agreement, was a result of the determination by the board of directors that Town House had recently undertaken actions and business efforts which were a material deviation from the business of Town House as described in the Company's preliminary information statement under Schedule 14C filed with the U.S. Securities and
Exchange Commission.   The board of directors concluded that this change would
require an amendment to the Company's 14C Information Statement and would
cause substantial additional delays and costs to the Company.   Moreover, the
board of directors concluded that the change in the business of Town House was contrary to the best interests of the Company and its shareholders.