Form 10QSB
period 2005-03-31
COMET TECHNOLOGIES INC
filed 2005-05-16
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

______________________________________________________________________________


(Mark one)
   [XX]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2005

   [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT OF 1934

             For the transition period from _______ to ________

_____________________________________________________________________________

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
(Exact Name of small business issuer as specified in its charter)


            Nevada                                   87-0430322
       _______________________                   ______________________
       (State of Incorporation)                 (IRS Employer ID Number)



     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
     _______________________________________________________
             (Address of principal executive offices)

                           (801) 532-7851
                    __________________________
                   (Issuer's telephone number)


                         Not Applicable.
__________________________________________________________________
(Former name, address and fiscal year, if changed since last report)



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

Transitional Small Business Format: Yes [  ] No [XX]

                     COMET TECHNOLOGIES, INC.

         Form 10-QSB for the quarter ended March 31, 2005

                        Table of Contents

Part I -  Financial Information                                          Page

          Item 1.  Financial Statements                                    3

          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation                                      11

          Item 3.  Controls and Procedures                                12

Part II - Other Information

          Item 1.  Legal Proceedings                                      12

          Item 2.  Changes in Securities                                  12

          Item 3.  Defaults Upon Senior Securities                        12

          Item 4.  Submission of Matters to a Vote
                   of Security Holders                                    12

          Item 5.  Other Information                                      13

          Item 6.  Exhibits and Reports on Form 8-K                       13

Signatures                                                                14

                   PART I-FINANCIAL INFORMATION

                  Item 1 - Financial Statements


                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               March 31, 2005 and December 31, 2004

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                             -------

                                                     March 31,   December 31,
                                                       2005         2004
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                       $     83,993  $     90,864
                                                  ------------- -------------

    Total Current Assets                                83,993        90,864
                                                  ------------- -------------

    TOTAL ASSETS                                  $     83,993  $     90,864
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

  Accounts payable                                $      1,860  $      3,065
  Payable - related parties                             63,795        57,795
                                                  ------------- -------------

    Total Current Liabilities                           65,655        60,860
                                                  ------------- -------------

    TOTAL LIABILITIES                             $     65,655  $     60,860
                                                  ============= =============
STOCKHOLDERS' EQUITY

  Preferred stock, $0.001 par value,
   5,000,000 shares authorized, none issued
   or outstanding                                            -             -
  Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares issued
   and outstanding                                       3,598         3,598
  Additional paid-in capital                           238,561       238,561
  Deficit accumulated during the development stage    (223,821)     (212,155)
                                                  ------------- -------------

    Total Stockholders' Equity                          18,338        30,004
                                                  ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     83,993  $     90,864
                                                  ============= =============


The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)


                                                                     From
                                                                 Inception on
                                                                  February 7,
                                    For the Three Months Ended   1986 through
                                              March 31,            March 31,
                                        2005            2004         2005
                                    -------------- ------------- -------------

REVENUES                            $           -  $          -  $          -

EXPENSES

  General and administrative               11,708        33,169       372,325
                                    -------------- ------------- -------------

    Total Expenses                         11,708        33,169       372,325
                                    -------------- ------------- -------------

LOSS FROM OPERATIONS                      (11,708)      (33,169)     (372,325)
                                    -------------- ------------- -------------
OTHER INCOME (LOSS)

  Dividend income                               -             -         5,493
  Interest income                              42           135       147,503
  Reimbursement of fees                         -             -         2,158
  Unrealized loss from
    marketable securities                       -             -        (6,650)
                                    -------------- ------------- -------------

     Total Other Income (Loss)                 42           135       148,504
                                    -------------- ------------- -------------

NET LOSS                            $     (11,666) $    (33,034) $   (223,821)
                                    ============== ============= =============

BASIC LOSS PER SHARE                $       (0.00) $      (0.01)
                                    ============== =============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                 3,598,000     3,598,000
                                    ============== =============




The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
    From Inception on February 7, 1986 through March 31, 2005


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

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit)(Continued)
    From Inception on February 7, 1986 through March 31, 2005


                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Capital in  During
                           ------------------------- Excess of   Development
                              Shares       Amount    Par Value   Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002    3,598,000  $    3,598  $  238,561  $    (80,473)

Net loss for the year ended
 December 31, 2003                    -           -           -       (40,089)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2003    3,598,000       3,598     238,561      (120,562)

Net loss for the year ended
 December 31, 2004                    -           -           -       (91,593)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2004    3,598,000  $    3,598  $  238,561  $   (212,155)

Net loss for the three
 months Ended March 31,
 2005 (unaudited)                     -           -           -       (11,666)
                           ------------- ----------- ----------- -------------
Balance, March 31, 2005
 (unaudited)                  3,598,000  $    3,598  $  238,561  $   (223,821)
                           ============= =========== =========== =============


The accompanying notes are an integral part of these financial statements.


                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                             From
                                                                         Inception on
                                                                          February 7,
                                             For the Three Months Ended  1986 through
                                                       March 31,            March 31,
                                                  2005          2004         2005
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Loss from operations                        $    (11,666) $    (33,034) $   (223,821)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Amortization                                        -             -           301
 Change in operating assets and liabilities:
    Increase in taxes payable                           -             -           300
    Increase (decrease) in accounts payable         4,795        14,295        65,354
                                             ------------- ------------- -------------

      Net Cash used by Operating Activities        (6,871)      (18,739)     (157,866)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Organizational costs                                   -             -          (300)
 Net stock offering proceeds                            -             -       242,159
                                             ------------- ------------- -------------

      Net Cash Provided by Financing Activities         -             -       241,859
                                             ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                        (6,871)      (18,739)       83,993

CASH AT BEGINNING OF PERIOD                        90,864       151,597             -
                                             ------------- ------------- -------------

CASH AT END OF PERIOD                        $     83,993  $    132,858  $     83,993
                                             ============= ============= =============
CASH PAID FOR:

  Taxes                                      $          -  $          -  $          -
  Interest                                   $          -  $          -  $          -


The accompanying notes are an integral part of these financial statements.

                                8
</TABLE

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the period ended March 31, 2005, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTION

As of March 31, 2005, the Company owed $63,795 to related parties for unpaid services rendered to the Company.

NOTE 3 - STOCK OPTIONS AND WARRANTS

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

NOTE 4 - MATERIAL EVENTS

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

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 2005 and December 31, 2004

NOTE 4 - MATERIAL EVENTS (CONTINUED)

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

(2)   Plan of Operation

Three-Month Periods Ended March 31, 2005 and 2004

      The Company has not been engaged in business operations, and has had no revenue from operations for the three-month periods ended March 31, 2005 and 2004.

      General and administrative expenses for the three-month periods ended March 31, 2005 and 2004, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $11,708 and $33,169 for the three-month periods ended March 31, 2005 and 2004, respectively.

      Interest income in the three-month periods ended March 31, 2005 and 2004, was $42 and $135, respectively. As a result of the foregoing factors, the Company realized a net loss of $11,666 for the three months ended March 31, 2005, as compared to a net loss of $33,034 for the same period in 2004.

Liquidity and Capital Resources

      At March 31, 2005, the Company had working capital of approximately $18,338, as compared to $30,004 at December 31, 2004. Working capital as of both dates consisted of cash and cash equivalents.

      Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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

Item 3 - Controls and Procedures

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      None.

Item 2 - Changes in Securities

      None.

Item 3 - Defaults on Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      During the quarter ended March 31, 2005, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

      On or about February 9, 2005, the Company sent notification to Town House of its decision to terminate the Exchange Agreement between the Company, Town House and the shareholders of Town House. This notification occurred after approximately 14 months of efforts to complete this transaction. As reflected in the Company's Current Report on Form 8-K, filed on or about February 14, 2005, and its annual report on Form 10-KSB for the year ended December 31, 2004, filed on or about April 14, 2005, which is incorporated herein by reference, the decision to terminate the Exchange Agreement, and the reverse acquisition contemplated by the Exchange Agreement, was a result of the determination by the board of directors that Town House had undertaken actions and business efforts which were a material deviation from the business of Town House as described in the Company's preliminary information statement under Schedule 14C filed with the U.S. Securities and Exchange Commission
("SEC").   The board of directors concluded that this change would require an amendment to the Company's 14C Information Statement and would cause
substantial additional delays and costs to the Company.   Moreover, the board
of directors concluded that the change in the business of Town House was
contrary to the best interests of the Company and its shareholders.   Town
House acknowledged the Company's decision to terminate the Exchange Agreement and transactions contemplated by the Exchange Agreement.

     As a result of this decision, the reverse acquisition contemplated by the Exchange Agreement will not occur. Management will now begin efforts to locate a suitable acquisition or merger candidate for the Company. Unfortunately, the Company expended over one year approximately $24,000 in legal and accounting funds pursuing this opportunity and preparing and filing required information concerning the proposed transaction with the SEC. In addition, the Company's officers and directors devoted substantial time to the Company in connection with this transaction for which the Company has incurred a payable on the Company's balance sheet of $63,795 as of March 31, 2005.

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits.

  Exhibit    Description
----------  ------------------------------------------------------------------
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

*Included herein pursuant to Item 601(b) 31 of Regulation SB.
**Included herein pursuant to Item 601(b) 32 of Regulation SB.

      (b) Reports on Form 8-K. On February 14, 2005, the Company filed a Current Report on Form 8-K, reporting the termination of the Exchange Agreement among the Company, Town House Land Limited ("Town House"), and the shareholders of Town House.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    COMET TECHNOLOGIES, INC.

Date: May 13, 2005             By:  /s/ Richard B. Stuart
                                    _________________________________________
                                    Richard B. Stuart, President, CEO and
                                    Principal Executive Officer


Date: May 13, 2005             By:  /s/ Jack M. Gertino
                                    _________________________________________
                                    Jack M. Gertino, Secretary/Treasurer, CFO
                                    and Principal Financial Officer