Form 10QSB
period 2005-06-30
COMET TECHNOLOGIES INC
filed 2005-08-10
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

------------------------------------------------------------------------------

(Mark one)
 [XX]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT OF 1934

            For the transition period from _______ to _______

------------------------------------------------------------------------------

                 Commission File Number: 0-26059


                     COMET TECHNOLOGIES, INC.
-------------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

             Nevada                                    87-0430322
    -----------------------                       ----------------------
    (State of Incorporation)                     (IRS Employer ID Number)


     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
    ---------------------------------------------------------
             (Address of principal executive offices)


                           (801) 532-7851
                    --------------------------
                   (Issuer's telephone number)


                         Not Applicable.
-------------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report)



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

                     COMET TECHNOLOGIES, INC.

         Form 10-QSB for the quarter ended June 30, 2005

                        Table of Contents

Part I - Financial Information                                          Page

         Item 1.  Financial Statements                                   3

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                                   11

         Item 3.  Controls and Procedures                                12

Part II - Other Information

         Item 1.  Legal Proceedings                                      12

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                    12

         Item 3.  Defaults Upon Senior Securities                        12

         Item 4.  Submission of Matters to a Vote of Security Holders    12

         Item 5.  Other Information                                      13

         Item 6.  Exhibits and Reports on Form 8-K                       13

Signatures                                                               13

                   PART I-FINANCIAL INFORMATION

                   Item 1-Financial Statements





                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               June 30, 2005 and December 31, 2004

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                             -------

                                                   June 30,     December 31,
                                                     2005           2004
                                                 ------------- --------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                           $     76,480  $      90,864
                                                 ------------- --------------

     Total Current Assets                              76,480         90,864
                                                 ------------- --------------

     TOTAL ASSETS                                $     76,480  $      90,864
                                                 ============= ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

CURRENT LIABILITIES

  Accounts payable                               $         63  $       3,065
  Payable - related parties                            69,795         57,795
                                                 ------------- --------------

     Total Current Liabilities                         69,858         60,860
                                                 ------------- --------------

     TOTAL LIABILITIES                                 69,858         60,860
                                                 ------------- --------------
STOCKHOLDERS' EQUITY

  Common stock: 20,000,000 shares authorized
   of $0.001 par value, 3,598,000 shares issued
   and outstanding                                      3,598          3,598
  Additional paid-in capital                          238,561        238,561
  Deficit accumulated during the development stage   (235,537)      (212,155)
                                                 ------------- --------------

     Total Stockholders' Equity                         6,622         30,004
                                                 ------------- --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     76,480  $      90,864
                                                 ============= ==============


The accompanying notes are an integral part of these financial statements.

                           COMET TECHNOLOGIES, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)

                                                                                       From
                                        For the                    For the             Inception on
                                    Three Months Ended         Six Months Ended        February 7,
                                        June 30,                    June 30,           1986 Through
                               --------------------------- --------------------------  June 30,
                                    2005          2004          2005          2004     2005
                               ------------- ------------- ------------- ------------- --------------
REVENUES                       $          -  $          -  $          -  $          -  $           -

EXPENSES

 General and administrative          11,754        33,742        23,462        66,911        384,079
                               ------------- ------------- ------------- ------------- --------------

     Total Expenses                  11,754        33,742        23,462        66,911        384,079
                               ------------- ------------- ------------- ------------- --------------

LOSS FROM OPERATIONS                (11,754)      (33,742)      (23,462)      (66,911)      (384,079)
                               ------------- ------------- ------------- ------------- --------------
OTHER INCOME (LOSS)

  Dividend income                         -             -             -             -          5,493
  Interest income                        38            85            80           220        147,541
  Reimbursement for Fees                  -         1,820             -         1,820          2,158
  Unrealized loss from
    marketable securities                 -             -             -             -         (6,650)
                               ------------- ------------- ------------- ------------- --------------
     Total Other Income
      (Loss)                             38         1,905        23,382         2,040        148,542
                               ------------- ------------- ------------- ------------- --------------

NET LOSS                       $    (11,716) $    (31,837) $    (23,382) $    (64,871) $    (235,537)
                               ============= ============= ============= ============= ==============

BASIC LOSS PER SHARE           $      (0.00) $      (0.01) $      (0.01) $      (0.02)
                               ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               3,598,000     3,598,000     3,598,000     3,598,000
                               ============= ============= ============= =============



  The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
     From Inception on February 7, 1986 through June 30, 2005


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

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit)(Continued)
     From Inception on February 7, 1986 through June 30, 2005


                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Capital in  During
                           ------------------------- Excess of   Development
                              Shares       Amount    Par Value   Stage
                           ------------- ----------- ----------- -------------
Balance, December 31, 2001     3,598,000 $    3,598  $  238,561  $    (52,399)

Net loss for the year
 ended December 31, 2002               -          -           -       (28,074)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002     3,598,000 $    3,598     238,561       (80,473)

Net loss for the year
 ended December 31, 2003               -          -           -       (40,089)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2003     3,598,000      3,598     238,561      (120,562)

Net loss for the year
 ended December 31, 2004               -          -           -       (91,593)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2004     3,598,000      3,598     238,561      (212,155)

Net loss for the six months
 ended June 30, 2005
 (unaudited)                           -          -           -       (23,382)
                           ------------- ----------- ----------- -------------
Balance, June 30, 2005
 (unaudited)                   3,598,000 $    3,598  $  238,561  $   (235,537)
                           ============= =========== =========== =============




The accompanying notes are an integral part of these financial statements.


                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                        From
                                                                        Inception on
                                                                        February 7,
                                              For the Six Months Ended  1986 through
                                                      June 30,          June 30,
                                                  2005         2004     2005
                                             ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Loss from operations                        $    (23,382) $   (64,871) $   (235,537)
 Adjustments to reconcile net loss to net
  cash used by operating  activities:
    Amortization                                        -            -           301
 Change in operating assets and liabilities:
    Increase in taxes payable                           -            -           300
    Increase (decrease) in accounts payable
     and accounts payable - related parties         8,998       18,939        69,557
                                             ------------- ------------ -------------

     Net Cash used by Operating Activities        (14,384)     (45,932)     (165,379)
                                             ------------- ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -            -             -
                                             ------------- ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Organizational costs                                   -            -          (300)
 Net stock offering proceeds                            -            -       242,159
                                             ------------- ------------ -------------

     Net Cash Provided by Financing Activities          -            -       241,859
                                             ------------- ------------ -------------

NET INCREASE (DECREASE) IN CASH                   (14,384)     (45,932)       76,480

CASH AT BEGINNING OF PERIOD                        90,864      151,597             -
                                             ------------- ------------ -------------

CASH AT END OF PERIOD                        $     76,480  $   105,665  $     76,480
                                             ============= ============ =============
CASH PAID FOR:

  Taxes                                      $          -  $         -  $          -
  Interest                                   $          -  $         -  $          -


The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the period ended June 30, 2005, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTION

As of June 30, 2005, the Company owed $69,795 to related parties for unpaid services rendered to the Company.

NOTE 3 - STOCK OPTIONS AND WARRANTS

On March 11, 1999, the Company granted to each of its three (3) directors, options to purchase 200,000 shares of common stock at an exercise price of $0.1875, which was the average of the bid and asked prices for the common stock on that date. The options are vested and expire in March 2009. The options were issued to compensate these persons for their services to the Company over the past 13 years, for which they had received no other compensation. The options of one of the directors, now deceased, have passed on to his estate. There is an outstanding warrant to purchase 50,000 shares of the Company's common stock held by an unrelated third party at an exercise price of $0.1875, which expires in March 2009.

NOTE 4 - MATERIAL EVENTS

On January 19, 2004 the Company entered into a Stock Exchange Agreement with Town House Land Limited (Town House), an entity organized in China. If consummated, the Company would authorize a 1 for 3 reverse split of its outstanding stock and then issue 18,390,000 post-split shares to acquire Town House. Also, a majority of the current officers and directors of the Company were to resign and be replaced by officers and directors of Town House.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2005 and December 31, 2004


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

(2)   Plan of Operation

Six Month Periods Ended June 30, 2005 and 2004

      The officers have continued to evaluate potential mergers in an ongoing effort to increase the value of the shareholders' investment in the Company. During this period, however, the Company has not been engaged in business operations, and has had no revenue from continuing operations for the six-month periods ended June 30, 2005 and 2004.

      General and administrative expenses for the six-month periods ended June 30, 2005 and 2004, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $23,462 and $66,911 for the six-month periods ended June 30, 2005 and 2004, respectively.

      Interest income in the six-month periods ended June 30, 2005 and 2004, was $80 and $220, respectively. As a result of the foregoing factors, the Company realized a net loss of $23,382 for the six months ended June 30, 2005, as compared to a net loss of $64,871 for the same period in 2004.

Liquidity and Capital Resources

      At June 30, 2005, the Company had working capital of approximately $6,622, as compared to $30,004 at December 31, 2004. Working capital as of both dates consisted of cash and cash equivalents less current liabilities.

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

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3 - Defaults on Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      During the quarter ended June 30, 2005, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit   Description
  31.1    Principal Executive Officer Certification*
  31.2    Principal Financial Officer Certification*
  32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002**

*  Included herein pursuant to Item 601(b) 31 of Regulation SB.
** Included herein pursuant to Item 601(b) 32 of Regulation SB.

      (b) Reports on Form 8-K.  None.



                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COMET TECHNOLOGIES, INC.


 Date: August 9, 2005          By:  /s/ Richard B. Stuart
                                  _______________________________________
                                  Richard B. Stuart, President, CEO and
                                  Principal Executive Officer


 Date: August 9, 2005          By:  /s/ Jack M. Gertino
                                  _______________________________________
                                  Jack M. Gertino, Secretary/Treasurer,
                                  CFO and Principal Financial Officer