Form 10QSB
period 2005-09-30
COMET TECHNOLOGIES INC
filed 2005-11-21
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

______________________________________________________________________________
(Mark one)

 [XX]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

 [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT OF 1934

         For the transition period from ______ to _________

______________________________________________________________________________

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
 _______________________________________________________________
(Exact Name of small business issuer as specified in its charter)

                  Nevada                         87-0430322
          ______________________            _______________________
         (State of Incorporation)           (IRS Employer ID Number)

         8 East Broadway #428, Salt Lake City, Utah 84111
         ________________________________________________
             (Address of principal executive offices)

                          (801) 532-7851
                    _________________________
                   (Issuer's telephone number)

     10 West 100 South, Suite 610, Salt Lake City, Utah 84101
___________________________________________________________________
(Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [XX]   NO  [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   YES  [XX]   NO  [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: As of the date of this report, there were 4,058,200 shares of common stock outstanding.

Transitional Small Business Format:  Yes [  ]  No [XX]

                     COMET TECHNOLOGIES, INC.

       Form 10-QSB for the quarter ended September 30, 2005


                        Table of Contents

Part I - Financial Information                                         Page

         Item 1.  Financial Statements                                  3

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                    11

         Item 3.  Controls and Procedures                              12

Part II - Other Information

         Item 1.  Legal Proceedings                                    12

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                  12

         Item 3.  Defaults Upon Senior Securities                      13

         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                  13

         Item 5.  Other Information                                    13

         Item 6.  Exhibits and Reports on Form 8-K                     13

Signatures                                                             14

                   PART I-FINANCIAL INFORMATION

                  Item 1 - Financial Statements







                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

             September 30, 2005 and December 31, 2004

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                 September 30,  December 31,
                                                     2005          2004
                                                 ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash                                           $    100,064  $     90,864
                                                 ------------- -------------

    Total Current Assets                              100,064        90,864
                                                 ------------- -------------

    TOTAL ASSETS                                 $    100,064  $     90,864
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                               $      1,466  $      3,065
  Payable - related parties                             6,000        57,795
                                                 ------------- -------------

    Total Current Liabilities                           7,466        60,860
                                                 ------------- -------------

    TOTAL LIABILITIES                                   7,466        60,860
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

  Common stock: 20,000,000 shares authorized
    of $0.001 par value, 4,058,200 and 3,598,000
    shares issued and outstanding, respectively         4,058         3,598
  Additional paid-in capital                          332,896       238,561
  Deficit accumulated during the development stage   (244,356)     (212,155)
                                                 ------------- -------------
    Total Stockholders' Equity                         92,598        30,004
                                                 ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    100,064  $     90,864
                                                 ============= =============


The accompanying notes are an integral part of these financial statements





                          COMET TECHNOLOGIES, INC.
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)

                                                                                       From
                                        For the                    For the             Inception on
                                    Three Months Ended         Nine Months Ended       February 7,
                                     September 30,               September 30,         1986 Through
                               --------------------------- --------------------------  September 30,
                                    2005          2004          2005          2004     2005
                               ------------- ------------- ------------- ------------- --------------
REVENUES                       $          -  $          -  $          -  $          -  $           -

EXPENSES

  General and administrative          9,005        17,518        32,467        84,429        393,084
                               ------------- ------------- ------------- ------------- --------------

    Total Expenses                    9,005        17,518        32,467        84,429        393,084
                               ------------- ------------- ------------- ------------- --------------

LOSS FROM OPERATIONS                 (9,005)      (17,518)      (32,467)      (84,429)      (393,084)
                               ------------- ------------- ------------- ------------- --------------
OTHER INCOME (LOSS)

  Dividend income                         -             -             -             -          5,493
  Interest income                       186            77           266           297        147,727
  Reimbursement for Fees                  -             -             -         1,820          2,158
  Unrealized loss from
    marketable securities                 -             -             -             -         (6,650)
                               ------------- ------------- ------------- ------------- --------------

     Total Other Income (Loss)          186            77           266         2,117        148,728
                               ------------- ------------- ------------- ------------- --------------

NET LOSS                       $     (8,819) $    (17,441) $    (32,201) $    (82,312) $    (244,356)
                               ============= ============= ============= ============= ==============

BASIC LOSS PER SHARE           $      (0.00) $      (0.00) $      (0.01) $      (0.02)
                               ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               3,623,011     3,598,000     3,606,429     3,598,000
                               ============= ============= ============= =============


 The accompanying notes are an integral part of these financial statements.



                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
   From Inception on February 7, 1986 through September 30, 2005


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

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit)(Continued)
  From Inception on February 7, 1986 through September 30, 2005


                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Capital in  During
                           ------------------------- Excess of   Development
                              Shares       Amount    Par Value   Stage
                           ------------- ----------- ----------- -------------
Balance, December 31, 2001     3,598,000 $    3,598  $  238,561  $    (52,399)

Net loss for the year
 ended December 31, 2002               -          -           -       (28,074)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002     3,598,000 $    3,598     238,561       (80,473)

Net loss for the year
 ended December 31, 2003               -          -           -       (40,089)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2003     3,598,000      3,598     238,561      (120,562)

Net loss for the year
 ended December 31, 2004               -          -           -       (91,593)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2004     3,598,000      3,598     238,561      (212,155)

Issuance of 324,080 shares
 of common stock to officers
 and directors under option
 for $0.1875 per share on
 September 26, 2005 for
 related party indebtedness
 (unaudited)                     324,080        324      60,441             -

Issuance of 36,120 shares
 of common stock to an
 officer and director for
 related party indebtedness
 for $0.25 per share on
 September 26,  2005
 (unaudited)                      36,120         36       8,994             -

Issuance of 100,000 shares
 of common stock for cash
 for $0.25 per share
 (unaudited)                     100,000        100      24,900             -

Net loss for the nine
 months ended September 30,
 2005 (unaudited)                     -           -           -       (32,201)
                           ------------- ----------- ----------- -------------
Balance, September 30, 2005
 (unaudited)                  4,058,200  $    4,058  $  332,896  $   (244,356)
                           ============= =========== =========== =============



The accompanying notes are an integral part of these financial statements.


                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)


                                                                        From
                                                                        Inception on
                                                                        February 7,
                                              For the Nine Months Ended 1986 through
                                                   September 30,        September 30,
                                                  2005         2004     2005
                                             ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Loss from operations                       $    (32,201) $   (82,312) $   (244,356)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
     Amortization                                       -            -           301
   Change in operating assets and liabilities:
     Increase in taxes payable                          -            -           300
     Increase (decrease) in accounts payable
       and payable - related parties               16,401       23,570        76,960
                                             ------------- ------------ -------------

       Net Cash used by Operating Activities      (15,800)     (58,742)     (166,795)
                                             ------------- ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -            -             -
                                             ------------- ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Organizational costs                                  -            -          (300)
  Sale of stock                                    25,000            -        25,000
  Net stock offering proceeds                           -            -       242,159
                                             ------------- ------------ -------------
       Net Cash Provided by
         Financing Activities                      25,000            -       266,859
                                             ------------- ------------ -------------

NET INCREASE (DECREASE) IN CASH                     9,200      (58,742)      100,064

CASH AT BEGINNING OF PERIOD                        90,864      151,597             -
                                             ------------- ------------ -------------

CASH AT END OF PERIOD                        $    100,064  $    92,855  $    100,064
                                             ============= ============ =============
CASH PAID FOR:

  Taxes                                      $          -  $         -  $          -
  Interest                                   $          -  $         -  $          -
                                             ------------- ------------ -------------


The accompanying notes are an integral part of these financial statements.


                                8

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2005 and December 31, 2004

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the period ended September 30, 2005, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTION

As of September 30, 2005, the Company owed $6,000 to related parties for unpaid services rendered to the Company.

NOTE 3 - STOCK OPTIONS AND WARRANTS AND SALE OF STOCK

On March 11, 1999, the Company granted to each of its three (3) directors, options to purchase 200,000 shares of common stock each at an exercise price of $0.1875, which was the average of the bid and asked prices for the common stock on that date. The options are vested and expire in March 2009. The options were issued to compensate these persons for their services to the Company over the past 13 years, for which they had received no other compensation. The options of one of the directors, now deceased, have passed on to his estate.

On September 26, 2005, the Company's current officers and directors agreed to eliminate certain indebtedness owed to them through the exercise of certain
stock options referenced above.   Accordingly, one of the officers and
directors exercised his stock options in full, for the conversion of a total of $37,500 in indebtedness to him, into a total of 200,000 shares of restricted common stock at a price of $0.1875 per share. The other officer and director agreed to convert the entire obligation to him ($23,265), into a total of 124,080 shares of common stock under his stock options at a price of $0.1875 per share. Because he did not exercise all of his stock options, he was reissued stock options to purchase a total of 75,920 shares at $0.1875 per share. One of the officers and directors above who was owed an additional $9,030 converted such debt on the same date to 36,120 shares of restricted common stock at a price of $0.25 per share.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 2005 and December 31, 2004

NOTE 3 - STOCK OPTIONS AND WARRANTS AND SALE OF STOCK (CONTINUED)

To provide the Company with additional capital, the Company sold on the same date, to an unrelated party, a total of 100,000 shares of restricted common stock at a price of $0.25 per share for total cash proceeds of $25,000.

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

(2)   Plan of Operation

Nine Month Periods Ended September 30, 2005 and 2004

      The officers have continued to evaluate potential mergers in an ongoing effort to increase the value of the shareholders' investment in the Company. During this period, however, the Company has not been engaged in business operations, and has had no revenue from continuing operations for the nine-month periods ended September 30, 2005 and 2004.

      General and administrative expenses for the nine-month periods ended September 30, 2005 and 2004, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $32,467 and $84,429 for the nine-month periods ended September 30, 2005 and 2004, respectively.

      Interest income in the nine-month periods ended September 30, 2005 and 2004, was $266 and $297, respectively. As a result of the foregoing factors, the Company realized a net loss of $32,201 for the nine months ended September 30, 2005, as compared to a net loss of $82,312 for the same period in 2004.

Liquidity and Capital Resources

      At September 30, 2005, the Company had working capital of approximately $92,598 as compared to $30,004 at December 31, 2004. This change in working capital is largely attributable to the conversion of a total of $69,795 in debt to officers and directors, into equity, and the investment by an unrelated third party of $25,000, for the purchase of 100,000 restricted shares of common stock for cash. (See Note 3 to Financial Statements, and Part II, Item 2). Working capital as of both dates consisted of cash and cash equivalents less current liabilities.

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

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

      On September 26, 2005, Jack Gertino and Richard Stuart, officers and directors, exercised Options resulting in the issuance of 236,120 shares and 124,080 shares of restricted common stock, respectively, to Mr. Gertino and Dr. Stuart, at a price of $0.1875 per share. Mr. Gertino and Dr. Stuart were owed $46,530, and $23,265, respectively, for services rendered to the Company, primarily in connection with a possible merger transaction that, after several months of efforts, was terminated, as reported in a Form 8-K filed on or about
February 14, 2005, incorporated herein by reference.    The purchase price
under the Options was paid through the conversion and cancellation of Company indebtedness to Mr. Gertino and Dr. Stuart, as described below.

      In March, 1999, the Company granted to each of its three then officers and directors - Jack M. Gertino, Dr. Richard Stuart and Philip Gugel, an option to purchase a total of 200,000 shares each of the Company's common stock at an exercise price of $0.1875 per share (the "Option"). Mr. Gugel has since died, and his Option, which has not been exercised, has passed to his
wife.   The Options are exercisable for a period of ten (10) years, ending on
March 11, 2009.

      As a means of eliminating this debt from the Company's balance sheet, and to provide the Company with working capital to undertake efforts to locate and enter into a business opportunity over the next few months, the Company and Mr. Gertino and Dr. Stuart agreed to eliminate the indebtedness to Gertino and Stuart through the exercise of the Options referenced above. Accordingly, Mr. Gertino's exercised his Option in full, for the conversion of a total of $37,500 in indebtedness to him, into a total of 200,000 shares of restricted common stock at a price of $0.1875 per share. After the exercise of his entire Option, Mr. Gertino was still owed the sum of $9,030 by the Company, which he agreed to convert into a total of 36,120 additional shares of restricted common stock at a price of $0.25 per share, or the price paid by an unaffiliated investor, described below. Dr. Stuart agreed to convert the entire obligation to him ($23,265), into a total of 124,080 shares of common stock under his Option at a price of $0.1875 per share. Because Dr. Stuart did not exercise all of his Option, he was reissued an Option to purchase a
total of 75,920 shares at $0.1875 per share.   Mr. Gertino's Option has been
exercised in full and is no longer outstanding.

      Concurrently with the transactions described above, on September 26, 2005, the Company entered into a stock purchase agreement with American Eastern Group, Inc. ("American"), a Nevada corporation, providing for the sale by the Company to American of a total of 100,000 shares of restricted common stock at a price of $0.25 per share, or a total of $25,000. As a result of the transactions described above, the Company issued a total of 460,200 shares of restricted common stock; eliminated a total of $69,795 in indebtedness on its balance sheet, increased cash by $25,000, and increased its shareholders' equity by approximately $93,000, after transactional costs, which is now reflected on the September 30, 2005 balance sheet included as part of this Form 10-QSB. There were no commissions or fees paid to any third parties in connection with these transactions.

Item 3 - Defaults on Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Security Holders

      During the quarter ended September 30, 2005, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

      None.

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit   Description
--------  ------------------------------------------------------------------
31.1      Principal Executive Officer Certification*
31.2      Principal Financial Officer Certification*
32.1      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002**

*   Included herein pursuant to Item 601(b) 31 of Regulation SB.
**  Included herein pursuant to Item 601(b) 32 of Regulation SB.

      (b) Reports on Form 8-K. On September 28, 2005, the Company filed a Current Report on Form 8-K, reporting the exercise of options of Jack Gertino and Richard Stuart, officers and directors, resulting in the issuance of 236,120 shares and 124,080 shares of restricted common stock, respectively, to Mr. Gertino and Dr. Stuart, and the sale of 100,000 shares of restricted common stock to American Eastern Group, Inc., a Nevada corporation, at a price of $0.25 per share, or a total of $25,000. (See Item 2 above).



                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMET TECHNOLOGIES, INC.


Date: November 16, 2005            By:  /s/ Richard B. Stuart
                                       -------------------------------------
                                       Richard B. Stuart, President, CEO and
                                       Principal Executive Officer


Date: November 16, 2005            By:  /s/ Jack M. Gertino
                                       -------------------------------------
                                       Jack M. Gertino, Secretary/Treasurer,
                                       CFO and Principal Financial Officer