Form 10KSB
period 2005-12-31
COMET TECHNOLOGIES INC
filed 2006-03-29
CIK 798985

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
                    --------------------------
      (Exact name of Registrant as specified in its Charter)

                       Nevada                     87-0430322
             ------------------------------    -------------------
            (State or other Jurisdiction of    (I.R.S. Employer
             Incorporation or Organization)    Identification No.)

         8 East Broadway #428, Salt Lake City, Utah 84111
       ----------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code:  (801) 532-7851

Securities Registered Under Section 12(b) of the Exchange Act: None. Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                                             Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

State issuer's revenues (consisting only of interest income) for its most recent fiscal year. $1,057.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) On the basis of the last sale price on March 24, 2006, of $3.00, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,235,535.

As of March 24, 2006, the registrant had outstanding 516,780 shares of its common stock.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                              Page No.
-------                                                             --------

Item 1.   Description of Business........................................1
Item 2.   Description of Property........................................6
Item 3.   Legal Proceedings..............................................6
Item 4.   Submission of Matters to a Vote of Security Holders............6

PART II
-------

Item 5.   Market for Common Equity and Related Stockholder Matters.......6
Item 6.   Management's Discussion and Analysis or Plan of Operation......7
Item 7.   Financial Statements...........................................9
Item 8.   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure......................................9
Item 8A.  Controls and Procedures........................................9
Item 8B.  Other Information.............................................10

PART III
--------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act.............10
Item 10.  Executive Compensation........................................12
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and  Related Stockholder Matters...................14
Item 12.  Certain Relationships and Related Transactions................14
Item 13.  Exhibits......................................................15
Item 14.  Principal Accountant Fees and Services........................16

The information contained in this Form 10-KSB for the fiscal year ended December 31, 2005, is as of the latest practicable date except for financial information, which relates to the fiscal year.

                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

General

      Comet Technologies, Inc. (the "Company" or "Comet") is a "blank check" company which has been seeking to locate a business enterprise which it may acquire, merge or reorganize with, or become engaged in. Since the completion of the Company's public offering in August 1986, the Company has reviewed and evaluated numerous business ventures for possible acquisition or participation by the Company. Until January, 2004, the Company had not entered into any agreements with any companies. In January, 2004, the Company entered into an agreement for a "reverse merger" with Town House Land Limited ("Town House"), but this transaction was terminated in the beginning of 2005, because management concluded that this transaction was not in the best interests of the Company and its shareholders. To date, the Company has not acquired any business venture or engaged in any active business operations.

      Comet is a public company whose securities are quoted on the over-the-counter Bulletin Board under the symbol "COMT."

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

Employees

      The Company is a development stage company and currently has no employees. Its officers perform services on behalf of the Company on an hourly basis.

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

                 ITEM 2. DESCRIPTION OF PROPERTY

      The Company uses offices and related clerical services at 8 East Broadway #428, Salt Lake City, Utah 84111, provided by an officer and director of the Company at a monthly rental rate of $200.

                    ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders in the fiscal year ended December 31, 2005. However, in January, 2006, holders of over 50% of the outstanding common stock approved a 1-for-8 reverse split ("Reverse Split") of the outstanding common stock of the Company, by a majority consent. The Reverse Split was effective as of March 9, 2006. On or about February 15, 2006, the Company sent to its shareholders an information statement filed with the U.S. Securities and Exchange Commission ("SEC"), reporting the Reverse Split.

                             PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

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

      The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market ("COMT"), as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.


Calendar Quarter Ended               High Bid ($)     Low Bid ($)
----------------------               ------------     -----------
March 31, 2004                          2.4000         1.2000
June 30, 2004                           2.0000         1.9200
September 30, 2004                      2.3200         1.6000
December 31, 2004                       2.3200         1.6800

March 31, 2005                          2.7200         1.2000
June 30, 2005                           1.6000         1.2800
September 30, 2005                      2.6400         1.6000
December 31, 2005                       2.5600         1.6000

* All numbers give effect to a 1-for-8 reverse split effective as of March 9, 2006.

      As of March 24, 2006, the closing bid price for the Company's common stock was $3.00. There are outstanding options to purchase 25,000 shares of common stock at an exercise price of $1.50, which expire in March 2009. There is an outstanding warrant to purchase 6,250 shares of the Company's common stock at an exercise price of $1.50, which expires in March 2009. All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 104,935 shares, which are held by officers and directors ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied.

      Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

      At March 24, 2006, there were approximately 100 holders of record of the Company's common stock.

Sales of Unregistered Securities

      On January 28, 2006, Richard B. Stuart, an officer and director of the Company, exercised his remaining option to purchase a total of 9,490 shares of the Company's common stock at a price of $1.50 per share, or a total purchase price of $14,235. This was a private transaction and was entered into in reliance upon an exemption from the registration provisions of the Securities Act of 1933 (the "Act"), as amended, under Section 4(2) of the Act, as a transaction not involving a public offering. The transaction occurred without the use of an underwriter, and the certificates representing the shares of common stock bear a restrictive legend permitting transfer only upon registration or pursuant to an exemption from registration under the Act.

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

PLAN OF OPERATION

      The Company had no revenue from continuing operations for the years ended December 31, 2005 and 2004. The Company's plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

      Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the years ended December 31, 2005 and 2004, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. In 2004, the Company incurred significant legal, accounting and other expenses in connection with a proposed business combination with Town House, which was terminated in the first quarter of 2005. Total general and administrative expenses were $48,461, and $94,101 for 2005 and 2004, respectively. The increased expenses in 2004 were due in large part to expenses incurred relating to the proposed transaction between the Company and Town House, which has been terminated.

      The Company had no interest expense in 2005 or 2004. Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $1,057 in 2005 and $350 in 2004.

      During the 2004 and 2005 fiscal years, the Company accrued compensation to its officers in the amount of $57,795 and $30,000, respectively, for services performed by such individuals on behalf of the Company. Of such amounts, a total of $69,795 were converted into common stock in 2005. A total of $18,000 was still owing to the Company's officers as of December 31, 2005.

      As a result of the foregoing factors, the Company realized a net loss of $47,404 in 2005, as compared to a net loss of $91,593 in 2004.

      At December 31, 2005, the Company had working capital of $77,395. Working capital consisted of cash and cash equivalents less current liabilities. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to handle the administrative and reporting requirements of a public company and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms, if at all, or that it will be able to profitably manage the business venture it acquires.

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

                ITEM 8A.  CONTROLS AND PROCEDURES

      With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on December 31, 2005. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended December 31, 2005.

      During the fourth quarter of the year ended December 31, 2005, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

                   ITEM 8B.  OTHER INFORMATION

      During the fiscal year ended December 31, 2005, the Company filed two reports on Form 8-K. On February 14, 2005, the Company filed a Current Report on Form 8-K, reporting the termination of the Exchange Agreement among the Company, Town House, and the shareholders of Town House. On September 28, 2005, the Company filed a Current Report on Form 8-K, reporting: (a) the exercise of options of the Company's current officers and directors to eliminate certain indebtedness owed to them; and (b) the sale by the Company on the same date, to an unrelated party, of a total of 12,500 shares of restricted common stock at a price of $2.00 per share for total cash proceeds of $25,000.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

Current Management of the Company

      The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                      Age    Positions*                             Since
------------------------- ------ -------------------------------------- ------
Richard B. Stuart          72    President and Director                  1986
Jack M. Gertino            67    Secretary, Treasurer and Director       1986

*In August, 2003, Philip C. Gugel, Vice President and a director, passed away. Mr. Gugel has not been replaced.

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

      Jack M. Gertino has been a private investor and business consultant in Salt Lake City, Utah, for the past ten years. For the past ten years, he has also been engaged in the private development of, and investment in, commercial and residential real estate in Utah, Arizona and New Mexico. He currently provides consulting services for financial institutions. Mr. Gertino has been involved in private and public financings over the past twenty years. From February 1992 to August 2005, he served as a director of Red Horse Entertainment Corporation, a publicly held shell corporation seeking a business acquisition.

Audit Committee Financial Expert

      Because we have had minimal operations, we do not have an audit
committee serving at this time.    Accordingly, we do not have an audit
committee financial expert serving on an audit committee or any other committee of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. The Company believes all forms required to be filed under Section 16 of the Exchange Act have been filed. However, a review reveals that a Form 5 filed by Jack M. Gertino, Secretary, on March 24, 2006, was filed late, and a Form 4 filed on March 24, 2006, by Richard B. Stuart, President, was also filed late.

Code of Ethics

      Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Other Shell Company Activities

      Mr. Gertino was a director of Red Horse Entertainment Corporation ("Red Horse"), a publicly held shell corporation. In July, 2005, Red Horse completed the acquisition of Silverstrand International Holdings Limited under a Stock Exchange Agreement. Mr. Gertino resigned as a director on August 5, 2005. The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

                 ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of Comet's executive officers for the three fiscal years ended December 31, 2005.

------------------------------------------------------------------------------
                    Fiscal
Name and Principal  Year Ended                                 All Other
Position            December 31  Salary($) Bonus($) Options(#) Compensation($)
------------------- ------------ --------- -------- ---------- ---------------
Richard B. Stuart     2005            0        0          0(4)       10,000(1)
President and         2004            0        0          0          19,265(2)
Chief Executive       2003            0        0          0          10,000(3)
Officer
------------------- ------------ --------- -------- ---------- ---------------
Jack M. Gertino       2005            0        0          0(4)       20,000(1)
Secretary/Treasurer   2004            0        0          0          38,530(2)
and Chief Financial   2003            0        0          0          20,000(3)
Officer
------------------------------------------------------------------------------

(1)  The Company recorded compensation expense for Richard B. Stuart and Jack
M. Gertino, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing specific business opportunities for a possible business combination during the fiscal year, participating in meetings and conference calls in connection with such opportunities, and undertaking related activities.

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

(4) On March 11, 1999, the Company granted to Richard B. Stuart, Phillip C. Gugel (deceased) and Jack M. Gertino, officers and directors, options to purchase 25,000 shares of common stock each at an exercise price of $1.50, which was the average of the bid and asked prices for the common stock on that date. The options were issued to compensate these persons for their services to the Company over the past 13 years, for which they had received no other compensation. On September 26, 2005, the Company's current officers and directors agreed to eliminate certain indebtedness owed to them through the
exercise of certain stock options referenced above.   Accordingly, Jack M.
Gertino exercised his stock options in full, for the conversion of a total of $37,500 in indebtedness to him, into a total of 25,000 shares of restricted common stock at a price of $1.50 per share. Richard B. Stuart agreed to convert the entire obligation to him ($23,265), into a total of 15,510 shares of common stock under his stock options at a price of $1.50 per share.
Because Dr. Stuart did not exercise all of his stock options, he was reissued stock options to purchase a total of 9,490 shares at $1.50 per share.

These options were exercised on January 28, 2006, for cash. Therefore, the options of Richard B. Stuart and Jack M. Gertino have now been fully exercised. The options of Mr. Gugel have now passed on to his estate.

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

      The following table sets forth certain information with respect to unexercised options held by the executive officers as of December 31, 2005.



                          Number of Securities             Value of Unexercised
Name and Principal        Underlying Unexercised Options   In-the-Money Options
Position                  at December 31, 2005 (#)(2)      at December 31, 2005 ($)(1)
------------------------- -------------------------------- ---------------------------
                          Exerciseable/Unexerciseable      Exerciseable/Unexerciseable
                          ---------------------------      ---------------------------
Richard B. Stuart,
President                        9,490/ -0-                         -0-/ -0-

(1)    This value is determined on the basis of the difference between the average of the high bid and asked prices on December 31, 2005, of the securities underlying the options, and the exercise price.

(2) Dr. Stuart exercised all of this option on January 28, 2006, for $14,235 in cash.




     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth as of March 23, 2006, the number and percentage of the 516,780 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

      Name and Address                Common Shares (1)    Percent of Class
      -----------------------------   -----------------    ----------------
      Richard B. Stuart (2)(3)
      PO Box 236
      Edmonds, Washington 98020           50,960(2)              9.86

      Jack M. Gertino (3)
      8 East Broadway #428
      Salt Lake City, Utah 84111          53,975                10.44

      The Harker Group
      Limited Partnership
      1717 Monte Carlo Drive
      Salt Lake City, UT 84121            51,944                10.05

      All Executive Officers and
      Directors as a Group
      (2 persons)                        104,935                20.30

(1) These individuals hold no options or warrants or other rights to purchase stock. All shares are held of record and beneficially, except as noted in (2) below.

(2) Ownership is held of record by Pershing, LLC ("Pershing"), a limited liability company of which Richard B. Stuart is the owner, of 25,960 shares. The remaining shares are held by Dr Stuart individually.

(3)    Messrs. Stuart and Gertino are officers and directors of the Company.


     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On September 26, 2005, Jack Gertino and Richard Stuart, M.D., officers and directors, exercised Options resulting in the issuance of 29,515 shares and 15,510 shares of restricted common stock, respectively, to Mr. Gertino and
Dr. Stuart.   Mr. Gertino and Dr. Stuart were owed $46,530, and $23,265, respectively, for services rendered to the Company, primarily in connection with a possible merger transaction that, after several months of efforts, was terminated. The options were issued in exchange for the cancellation of debt to Messrs. Gertino and Stuart. For additional information concerning these transactions, reference is made to a Current Report on Form 8-K filed on or about September 28, 2005, incorporated herein by reference. Following this transaction, Dr. Stuart's remaining option entitled him to purchase an additional 9,490 shares at $1.50 per share, which he exercised for cash on January 28, 2006.

      Except as indicated above, there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.

      Effective March 9, 2006, the Company completed a 1-for-8 reverse split of its outstanding common stock. All numbers in this report give effect to the reverse split.

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

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2005 and 2004 are as follows:

Audit Fee
---------

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by HJ & Associates, LLC, the Company's principal accountant, for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,480 for fiscal year 2005 and $3,410 for fiscal year 2004.

Audit-Related Fees
-------------------

      The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above were $0 for fiscal year ended 2005 and $0 for fiscal year ended 2004.

Tax Fees
--------

      The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $247 for fiscal year 2005 and $396 for fiscal year 2004.

All Other Fees
--------------

      The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year 2005 and $0 for fiscal year ended 2004.

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

                                 COMET TECHNOLOGIES, INC.


Date: March 28, 2006             By: /s/ Richard B. Stuart
                                 Richard B. Stuart, President and CEO

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2006             /s/ Richard B. Stuart
                                 Richard B. Stuart
                                 President, CEO and Director
                                 (Principal Executive Officer)


Date: March 28, 2006             /s/ Jack M. Gertino
                                 Jack M. Gertino
                                 Secretary, CFO and Director
                                 (Principal Accounting Officer)

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

Statements of Cash Flows...................................................24

Notes to the Financial Statements..........................................25

     Report of Independent Registered Public Accounting Firm


Board of Directors
Comet Technologies, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Comet Technologies, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and from inception on February 7, 1986 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comet Technologies, Inc. (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and from inception on February 7, 1986 through December 31, 2005, in conformity with U.S. generally accepted accounting principles.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
March 17, 2006

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

                                                               December 31,
                                                                   2005
                                                              -------------
CURRENT ASSETS

  Cash and cash equivalents                                   $     95,981
                                                              -------------
    Total Current Assets                                            95,981
                                                              -------------
    TOTAL ASSETS                                              $     95,981
                                                              =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Account payable                                             $        586
  Payable - related parties                                         18,000
                                                              -------------
    Total Current Liabilities                                       18,586
                                                              -------------
    TOTAL LIABILITIES                                               18,586
                                                              -------------
STOCKHOLDERS' EQUITY

  Preferred stock, $0.001 par value, 5,000,000
   shares authorized; none issued or outstanding                         -
  Common stock, $0.001 par value, 20,000,000
   shares authorized; 507,290 issued and outstanding                   507
  Capital in excess of par value                                   336,447
  Deficit accumulated during the development stage                (259,559)
                                                              -------------
    Total Stockholders' Equity                                      77,395
                                                              -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     95,981
                                                              =============




The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Operations

                                                                 From
                                                                 Inception on
                                                                 February 7,
                                          For the Years Ended    1986 through
                                             December 31,        December 31,
                                          2005          2004     2005
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES

  General and administrative               48,461        94,101       409,078
                                     ------------- ------------- -------------

    Total Expenses                         48,461        94,101       409,078
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                      (48,461)      (94,101)     (409,078)
                                     ------------- ------------- -------------
OTHER INCOME

  Dividend income                               -             -         5,493
  Interest income                           1,057           350       148,518
  Reimbursement of fees                         -         2,158         2,158
  Unrealized loss from
    marketable securities                       -             -        (6,650)
                                     ------------- ------------- -------------

    Total Other Income                      1,057         2,508       149,519
                                     ------------- ------------- -------------

NET LOSS                             $    (47,404) $    (91,593) $   (259,559)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.10) $      (0.20)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       465,038       449,750
                                     ============= =============





The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on February 7, 1986 through December 31, 2005

                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Capital in  During
                           ------------------------- Excess of   Development
                              Shares       Amount    Par Value   Stage
                           ------------- ----------- ----------- -------------
Balance at Inception on
 February 7, 1986                     -  $        -  $        -  $          -

Issuance of 137,250 shares
 of common stock to
 officers, directors and
 other individuals for
 $0.182 per share on
 February 7, 1986               137,250         137      24,863             -

Public offering of the
 Company's common stock
 (Note 2)                       312,500         313     249,687             -

Deferred offering costs
 offset against capital
 in excess of par value               -           -     (32,841)            -

Net loss from inception
 on February 7, 1986
 through December 31, 1997            -           -           -       (41,568)
                           ------------- ----------- ----------- -------------
Balance, December 31, 1997      449,750         450     241,709       (41,568)

Net loss for the year
 ended December 31, 1998              -           -           -        (1,761)
                           ------------- ----------- ----------- -------------
Balance, December 31, 1998      449,750         450     241,709       (43,329)

Net income for the year
 ended December 31, 1999              -           -           -           145
                           ------------- ----------- ----------- -------------
Balance, December 31, 1999      449,750         450     241,709       (43,184)

Net loss for the year
 ended December 31, 2000              -           -           -        (1,803)
                           ------------- ----------- ----------- -------------
Balance, December 31, 2000      449,750         450     241,709       (44,987)

Net loss for the year
 ended December 31, 2001              -           -           -        (7,412)
                           ------------- ----------- ----------- -------------
Balance, December 31, 2001      449,750         450     241,709       (52,399)

Net loss for the year
 ended December 31, 2002              -           -           -       (28,074)
                           ------------- ----------- ----------- -------------
Balance, December 31, 2002      449,750  $      450  $  241,709  $    (80,473)
                           ------------- ----------- ----------- -------------


The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
          Statements of Stockholders' Equity (continued)
   From Inception on February 7, 1986 through December 31, 2005

                                                                 Deficit
                                                                 Accumulated
                                  Common Stock       Capital in  During
                           ------------------------- Excess of   Development
                              Shares       Amount    Par Value   Stage
                           ------------- ----------- ----------- -------------

Balance, December 31, 2002      449,750  $      450  $  241,709  $    (80,473)

Net loss for the year
 ended December 31, 2003              -           -           -       (40,089)
                           ------------- ----------- ----------- -------------
Balance, December 31, 2003      449,750         450     241,709      (120,562)

Net loss for the year
 ended December 31, 2004              -           -           -       (91,593)
                           ------------- ----------- ----------- -------------
Balance, December 31, 2004      449,750         450     241,709      (212,155)

Issuance of 40,510 shares
 of common stock to officers
 and directors under option
 for $1.50 per share on
 September 26, 2005 for
 related party indebtedness      40,510          40      60,725             -

Issuance of 4,515 shares of
 common stock to an officer
 and director for related
 party indebtedness for
 $2.00 per share on
 September 26, 2005               4,515           4       9,026             -

Issuance of 12,500 shares
 of common stock for cash
 for $2.00 per share             12,500          13      24,987             -

Adjustment for fractional
 shares in 1-for-8 reverse
 split                               15           -           -             -

Net loss for the year
 ended December 31, 2005              -           -           -       (47,404)
                           ------------- ----------- ----------- -------------

Balance, December 31, 2005      507,290  $      507  $  336,447  $   (259,559)
                           ============= =========== =========== =============

The accompanying notes are an integral part of these financial statements.


                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows


                                                                         From
                                                                         Inception on
                                                  For the Years Ended    February 7,
                                                    December 31,         1986 through
                                             --------------------------- December 31,
                                                  2005         2004      2005
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Loss from operations                       $    (47,404) $    (91,593) $   (259,559)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
    Amortization                                        -             -           301
  Change in operating assets and liabilities:
    Increase in taxes payable                           -             -           300
    Increase in accounts payable                   27,521        30,860        88,080
                                             ------------- ------------- -------------

    Net Cash used by Operating Activities         (19,883)      (60,733)     (170,878)
                                             ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Organizational costs                                  -             -          (300)
  Sale of stock                                    25,000             -        25,000
  Net stock offering proceeds                           -             -       242,159
                                             ------------- ------------- -------------

    Net Cash Provided by Financing Activities           -             -       266,859
                                             ------------- ------------- -------------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   5,117       (60,733)       95,981

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                           90,864       151,597             -
                                             ------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $     95,981  $     90,864  $     95,981
                                             ============= ============= =============
CASH PAID FOR:

  Taxes                                      $          -  $          -  $          -
  Interest                                   $          -  $          -  $          -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issue for settlement
    of related party indebtedness            $     69,795  $          -  $     69,795


The accompanying notes aer an integral part of these financial statements



                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2005 and 2004

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

c.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:
                                                        December 31,
                                               ----------------------------
                                                    2005           2004
                                               -------------- -------------
    Numerator - loss                           $     (47,404) $    (91,593)
    Denominator - weighted average number of
      shares outstanding                             465,038       449,750
                                               -------------- -------------

    Loss per share                             $       (0.10) $      (0.20)
                                               ============== =============

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

                     COMET TECHNOLOGIES, INC.
                   (A Development Stage Company)
                 Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                      2005          2004
                                                  ------------- -------------
    Deferred tax assets:
       NOL Carryover                              $     58,694  $     51,860
       Accrued Expenses                                  7,249        23,735

    Deferred tax liabilities:                                -             -

    Valuation allowance                                (65,943)      (75,595)
                                                  ------------- -------------

    Net deferred tax asset                        $          -  $          -
                                                  ============= =============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                       2005         2004
                                                  ------------- -------------
    Book income                                   $    (18,488) $    (35,720)
    Other                                                  (39)          (39)
    Stock for related party indebtedness                11,700             -
    Valuation allowance                                  6,827        35,759
                                                  ------------- -------------

                                                  $          -  $          -
                                                  ============= =============

At December 31, 2005, the Company had net operating loss carryforwards of approximately $147,500 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

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

NOTE 2 - PUBLIC OFFERING OF UNITS

In July of 1986, the Company completed a public offering of 312,500 shares of its previously authorized but unissued common stock to the public. An offering price of $0.80 per share was arbitrarily determined by the Company. Offering costs totaled $32,841 and were offset against capital in excess of par value. The net proceeds to the Company from the offering were $217,159, which equals $250,000 minus offering costs of $32,841.

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

NOTE 4 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2005, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

      . SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3; and
      . SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.

NOTE 5 - RELATED PARTY TRANSACTION

As of December 31, 2005, the Company owed $18,000 to related parties for unpaid services rendered to the Company.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 6 - STOCK OPTIONS AND WARRANTS AND SALE OF STOCK

On March 11, 1999, the Company granted to each of its three (3) directors, options to purchase 25,000 shares of common stock each at an exercise price of $1.50, which was the average of the bid and asked prices for the common stock on that date. The options are vested and expire in March 2009. The options were issued to compensate these persons for their services to the Company over the past 13 years, for which they had received no other compensation. The options of one of the directors, now deceased, have passed on to his estate.

On September 26, 2005, the Company's current officers and directors agreed to eliminate certain indebtedness owed to them through the exercise of certain
stock options referenced above.   Accordingly, one of the officers and
directors exercised his stock options in full, for the conversion of a total of $37,500 in indebtedness to him, into a total of 25,000 shares of restricted common stock at a price of $1.50 per share. The other officer and director agreed to convert the entire obligation to him ($23,265), into a total of 15,510 shares of common stock under his stock options at a price of $1.50 per share. Because he did not exercise all of his stock options, he was reissued stock options to purchase a total of 9,490 shares at $1.50 per share. One of the officers and directors above who was owed an additional $9,030 converted such debt on the same date to 4,515 shares of restricted common stock at a price of $2.00 per share.

To provide the Company with additional capital, the Company sold on the same date, to an unrelated party, a total of 12,500 shares of restricted common stock at a price of $2.00 per share for total cash proceeds of $25,000.

There is an outstanding warrant to purchase 6,250 shares of the Company's common stock held by an unrelated third party at an exercise price of $1.50, which expires in March 2009.

NOTE 7 - SUBSEQUENT EVENT

On January 28, 2006, an officer and director of the Company exercised his remaining stock options to purchase a total of 9,490 shares at $1.50 per share.

Effective March 9, 2006, the Company effected a 1-for-8 reverse split of its issued and outstanding shares of common stock, following approval of such stock split by holders of a majority of the outstanding common stock. All figures in these financial statements give retroactive effect to the reverse split.