Form 10QSB
period 2006-03-31
COMET TECHNOLOGIES INC
filed 2006-05-15
CIK 798985

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
______________________________________________________________________________

(Mark one)
 [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2006

 [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

______________________________________________________________________________

                 Commission File Number: 0-26059

                     COMET TECHNOLOGIES, INC.
 ________________________________________________________________
(Exact Name of small business issuer as specified in its charter)

              Nevada                                 87-0430322
       ________________________                ________________________
       (State of Incorporation)                (IRS Employer ID Number)


         8 East Broadway #428, Salt Lake City, Utah 84111
       ___________________________________________________
             (Address of principal executive offices)

                           (801) 532-7851
                    __________________________
                   (Issuer's telephone number)

                         Not applicable.
___________________________________________________________________
(Former name, address and fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   YES [X ]  NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: As of the date of this report, there were 516,780 shares of common stock outstanding.

Transitional Small Business Format: Yes [ ]  No [X]

                     COMET TECHNOLOGIES, INC.

         Form 10-QSB for the quarter ended March 31, 2006

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

               March 31, 2006 and December 31, 2005

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                   March 31,    December 31,
                                                     2006          2005
                                                 ------------- -------------
                                                  (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                      $    107,385  $     95,981
                                                 ------------- -------------

     Total Current Assets                             107,385        95,981
                                                 ------------- -------------

     TOTAL ASSETS                                $    107,385  $     95,981
                                                 ============= =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                               $      1,839  $        586
  Payable - related parties                            63,000        18,000
                                                 ------------- -------------
     Total Current Liabilities                         64,839        18,586
                                                 ------------- -------------

     TOTAL LIABILITIES                                 64,839        18,586
                                                 ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; $0.001 par value;
     5,000,000 shares authorized;
     -0- shares issued and outstanding                      -             -
   Common stock; $0.001 par value; 20,000,000
     shares authorized; 516,780 and 507,290
     shares issued and outstanding, respectively          516           507
   Additional paid-in capital                         350,673       336,447
   Deficit accumulated during the
     development stage                               (308,643)     (259,559)
                                                 ------------- -------------

     Total Stockholders' Equity (Deficit)             42,546         77,395
                                                 ------------- -------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                              $    107,385  $     95,981
                                                 ============= =============


The accompanying notes are an integral part of these financial statements.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                     From
                                                                 Inception on
                                     For the Three Months Ended    February 7,
                                                March 31,        1986 through
                                     ---------------------------    March 31,
                                           2006          2005         2006
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General and administrative               49,831        11,708       458,909
                                     ------------- ------------- -------------

     Total Expenses                        49,831        11,708       458,909
                                     ------------- ------------- -------------

LOSS FROM OPERATIONS                      (49,831)      (11,708)     (458,909)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSE)

  Dividend income                               -             -         5,493
  Interest income                             747            42       149,265
  Reimbursement of fees                         -             -         2,158
  Unrealized loss from
    marketable securities                       -             -        (6,650)
                                     ------------- ------------- -------------

     Total Other Expenses                     747            42       150,266
                                     ------------- ------------- -------------
NET LOSS                             $    (49,084) $    (11,666) $   (308,643)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.10) $      (0.03)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                      513,829       449,750
                                     ============= =============

The accompanying notes are an integral part of these financial statements.


                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                              From
                                                                          Inception on
                                             For the Three Months Ended    February 7,
                                                        March 31,        1986 through
                                             ---------------------------    March 31,
                                                  2006          2005         2006
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                   $    (49,084) $    (11,666) $   (308,643)
  Adjustments to reconcile net loss to net
  cash used by operating  activities:
     Amortization                                       -             -           301
  Changes in operating assets and liabilities:
     Increase in taxes payable                          -             -           300
     Increase in accounts payable                   1,253         4,795        89,333
     Increase in payable - related  parties        45,000             -        45,000
                                             ------------- ------------- -------------

       Net Cash Used by Operating Activities       (2,831)       (6,871)     (173,709)
                                             ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES                    -             -             -
                                             ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Organizational costs                                  -             -          (300)
  Sale of common stock for cash                    14,235             -        39,235
  Net stock offering proceeds                           -             -       242,159
                                             ------------- ------------- -------------
       Net Cash Provided by Financing
        Activities                                 14,235             -       281,094
                                             ------------- ------------- -------------

  NET INCREASE IN CASH                             11,404        (6,871)      107,385

  CASH AT BEGINNING OF PERIOD                      95,981        90,864             -
                                             ------------- ------------- -------------

  CASH AT END OF PERIOD                      $    107,385  $     83,993  $    107,385
                                             ============= ============= =============
CASH PAID FOR:
  Interest                                   $          -  $          -  $          -
  Income Taxes                               $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES
  Common stock issued for settlement
     or related party indebtedness           $          -  $          -  $     69,795



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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the period ended March 31, 2006, are not necessarily indicative of the operating results for the full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of March 31, 2006, the Company owed $63,000 to related parties for unpaid services rendered to the Company.

NOTE 3 - SIGNIFICANT EVENTS

Granting and Conversion of Stock Options
----------------------------------------

On March 11, 1999, the Company granted to each of its three (3) directors, options to purchase 25,000 shares of common stock each at an exercise price of $1.50, which was the average of the bid and asked prices for the common stock on that date. The options were fully vested and scheduled to expire in March 2009. The options were granted to compensate these persons for their services to the Company over the past several years, for which they had received no other compensation. The options of one of the directors, now deceased, passed on to his estate.

On September 26, 2005, the Company's current officers and directors agreed to eliminate certain indebtedness owed to them through the exercise of certain of
the stock options referenced above.   Accordingly, one of the officers and
directors exercised his stock options in full, for the conversion of a total of $37,500 in indebtedness to him, into a total of 25,000 shares of restricted common stock at a price of $1.50 per share. The other officer and director agreed to convert the entire obligation to him ($23,265), into a total of 15,510 shares of common stock under his stock options at a price of $1.50 per share. Because he did not exercise all of his stock options, he was reissued stock options to purchase a total of 9,490 shares at $1.50 per share. On January 28, 2006, this officer and director of the Company exercised his remaining stock options to purchase a total of 9,490 shares at $1.50 per share.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements

NOTE 3 - SIGNIFICANT EVENTS (Continued)

Granting and Conversion of Stock Options (Continued)
---------------------------------------------------

A summary of the Company's stock option activity and related information follows:

                                      For the               For the
                                Three Months Ended        Year Ended
                                  March 31, 2006        December 31, 2005
                              ----------------------- -----------------------
                                           Weighed                 Weighted
                                 Number    Average     Number      Average
                                   of      Exercise      of        Exercise
                                Options     Price      Options      Price
                              ----------- ----------- ----------- -----------
Outstanding,
  beginning of period             34,490  $   1.50        75,000  $  1.50
Granted                                -         -             -        -
Exercised                         (9,490)     1.50       (40,510)    1.50
Expired                                -         -             -        -
                              ----------- ----------- ----------- -----------
Outstanding, end of period
Exercisable, end of period        25,000  $   1.50        34,490  $  1.50
                              =========== =========== =========== ===========

Other Equity Activity
----------------------

One of the officers and directors above who was owed an additional $9,030 converted such debt on September 26, 2005 to 4,515 shares of restricted common stock at a price of $2.00 per share.

Additionally, to provide the Company with additional capital, the Company sold on the same date, to an unrelated party, a total of 12,500 shares of restricted common stock at a price of $2.00 per share for total cash proceeds of $25,000.

There is an outstanding warrant to purchase 6,250 shares of the Company's common stock held by an unrelated third party at an exercise price of $1.50, which expires in March 2009.

Reverse Stock Split
-------------------

Effective March 9, 2006, the Company affected a 1-for-8 reverse split of its issued and outstanding shares of common stock, following approval of such stock split by holders of a majority of the outstanding common stock. All figures in these financial statements give retroactive effect to the reverse split.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements

NOTE 3 -  SIGNIFICANT EVENTS (Continued)

Adoption of Recent Accounting Pronouncement
-------------------------------------------

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee stock options and stock purchases related to the Company's employee stock option and award plans based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three month period ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three month period ended March 31, 2006 and 2005 was $-0-, and there were no employee stock options granted during the respective periods. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three month period ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Statement of Operations, because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. At December 31, 2005, the Company had no unvested share-based payment awards for which compensation expense should be recognized during the three month period ended March 31, 2006.

                     COMET TECHNOLOGIES, INC.
                  (A Development Stage Company)
                Notes to the Financial Statements

NOTE 3 - SIGNIFICANT EVENTS (Continued)

Adoption of Recent Accounting Pronouncement (Continued)
-------------------------------------------------------

The table below illustrates the effects on net loss and net loss per share if expense were to have been measured using the fair value recognition provisions of SFAS 123 to stock based compensation during the three month period ended March 31, 2005.

                                             For the three months
                                             ended March 31, 2005
                                             --------------------

      Net loss - as reported                 $          (11,666)
      Less: stock-based compensation
            expense determined under
            fair value based method                           -
                                             -------------------
      Pro forma net loss                     $          (11,666)
                                             ===================
      Basic and diluted loss per share       $            (0.03)
                                             ===================
      Pro forma basic and diluted
       loss per share                        $            (0.03)
                                             ===================
NOTE 4 - SUBSEQUENT EVENT

On May 11, 2006, the Company entered into an Exchange Agreement with American California Pharmaceutical Group, Inc. (ACPG), a California corporation, whereby the Company acquired all of the issued and outstanding shares of ACPG in a reverse-merger transaction. Pursuant to the Exchange Agreement, the Company will issue at closing to the ACPG shareholders a total of 10,193,377 shares of its previously unissued common stock as consideration for the ACPG shares. The Exchange Agreement stipulates that ACPG will operate as a wholly-owned subsidiary of the Company. Upon closing of the transaction the shareholders of ACPG will own approximately 93% of the issued and outstanding shares of the Company, and the designees of ACPG would be appointed as the new officers and directors of the Company. ACPG is a U.S. holding company that owns 100% of the capital stock of Harbin Tian Di Ren Medical Science and Technology Company (TDR), a company based in Harbin, Heilongjiang Province in the People's Republic of China. TDR is engaged, directly and through its subsidiaries, in the development, manufacture, marketing and sales of various over-the-counter nutritional and medicinal products.

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

(2)  Plan of Operation

Three Month Periods Ended March 31, 2006 and 2005

     The officers have continued to evaluate potential mergers in an ongoing effort to increase the value of the shareholders' investment in the Company. During this period, however, the Company has not been engaged in business operations, and has had no revenue from continuing operations for the nine-month periods ended March 31, 2006 and 2005.

     General and administrative expenses for the three-month periods ended March 31, 2006 and 2005, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $49,831 and $11,708 for the three-month periods ended March 31, 2006 and 2005, respectively. This increase of $38,123 is due primarily to an increase in accrued officer compensation, attributable to efforts undertaken during the quarter to effect a reverse split of the Company's common stock, and the review of, and negotiations pertaining to, an acquisition transaction described in Note 4 to the Financial Statements. During the three month period ended March 31, 2006, the Company recognized officer compensation expense of $45,000, compared to $6,000 in the comparable period of 2005.

     Interest income in the three-month periods ended March 31, 2006 and 2005, was $747 and $42, respectively. As a result of the foregoing factors, the Company realized a net loss of $49,084 for the three months ended March 31, 2006, as compared to a net loss of $11,666 for the same period in 2005.

Liquidity and Capital Resources

     At March 31, 2006, the Company had working capital of approximately $42,500, compared to approximately $77,400 at December 31, 2005. Working capital as of both dates consisted of cash and cash equivalents, net of accounts payable and related party payables.

     The Company has entered into a Stock Exchange Agreement with American California Pharmaceutical Group, Inc. ("ACPG"), providing for the acquisition of ACPG in a reverse merger, which will result, when completed, in a change in management and the ACPG shareholders holding approximately 93% of the outstanding stock. The officers of the Company have devoted substantial time during the past few months, reviewing this opportunity and undertaking negotiations. It is expected, barring any unforeseen problems, that this transaction will close in May, 2006. (See Note 4 to Financial Statements).

     Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through either the completion of the transaction described in Note 4 to the Financial Statements, or, if not completed, at least the next 6 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, (ii) seek to close the transaction described above with ACPG, as soon as practicable; and
(iii) if such efforts in (ii) are unsuccessful, to search for potential businesses, products, technologies and companies for acquisition. Management expects the transaction with ACPG to close; however, there can be no assurance that the Company will not encounter difficulties in consummating the transaction.

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

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended March 31, 2006, Richard B. Stuart, an officer and director of the Company, exercised his remaining option to purchase a total of 9,490 shares of the Company's common stock at a price of $1.50 per share, or a total purchase price of $14,235. This was a private transaction and was entered into in reliance upon an exemption from the registration provisions of the Securities Act of 1933 (the "Act"), as amended, under
Section 4(2)
of the Act, as a transaction not involving a public offering. The transaction occurred without the use of an underwriter, and the certificates representing the shares of common stock bear a restrictive legend permitting transfer only upon registration or pursuant to an exemption from registration under the Act.

     Effective March 9, 2006, the Company implemented a 1-for-8 reverse split of its issued and outstanding shares of common stock, following approval of such stock split by holders of a majority of the outstanding common stock. All figures in these financial statements give retroactive effect to the reverse split.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     As of January 29, 2006, eighteen (18) shareholders holding approximately 53% of the outstanding shares of the Company in accordance with Nevada corporate law, approved by a consent under Nevada corporation law, a 1-for-8 reverse split of the issued and outstanding common stock of the Company. On or about February 15, 2006, the Company's shareholders were mailed an Information Statement reporting the reverse split, which was effective as of
March 9, 2006.   As a result of the reverse split, the 4,058,200 shares of
common stock outstanding prior to the reverse split, were split into a total of 507,290 shares of common stock. (An additional 9,490 shares have been subsequently issued to an officer upon exercise of an option see Item 2 above).

     Except as indicated above, during the quarter ended March 31, 2006, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

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

                                  COMET TECHNOLOGIES, INC.


 Date:  May 11, 2006              By:  /s/ Richard B. Stuart
                                     ----------------------------------------
                                       Richard B. Stuart, President, CEO and
                                       Principal Executive Officer


 Date:  May 11, 2006              By:  /s/ Jack M. Gertino
                                      ---------------------------------------
                                       Jack M. Gertino, Secretary/Treasurer,
                                       CFO and Principal Financial Officer