Form 10QSB
period 2006-06-30
CHINA SKY ONE MEDICAL, INC.
filed 2006-08-21
CIK 798985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)

       X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

_______

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 0-26059

CHINA SKY ONE MEDICAL, INC.

(Exact Name of small business issuer as specified in its charter)

         Nevada

         87-0430322

(State of Incorporation)

      (IRS Employer ID Number)

No.38 Dingxin 3rd Street, Nangang District, Harbin,

Heilongjiang Province, People’s Republic of China 150001

(Address of principal executive offices)

86-451-53994073

(Registrant’s telephone number, including area code)

    Not applicable.

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of the date of this report, there were 10,929,370 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

COMET TECHNOLOGIES, INC.

Form 10-QSB for the quarter ended June 30, 2006

Table of Contents

Part I - Financial Information

Page

Item 1.  Financial Statements

    3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

  23

Item 3.  Controls and Procedures

  32

Part II - Other Information

Item 1.  Legal Proceedings

  32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  32

Item 3.  Defaults Upon Senior Securities

  32

Item 4.  Submission of Matters to a Vote of Security Holders

  33

Item 5.  Other Information

  33

Item 6.  Exhibits and Reports on Form 8-K

  33

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

China Sky One Medical, Inc. And Subsidiaries

Consolidated Balance Sheet

 (Expressed in US dollars)

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)	(Pro Forma)
Current Assets
Cash and Cash equivalents (Note 5)	$1,965,864	$2,937,333
Accounts receivable, net of allowances (Note 6)	2,086,339	1,258,113
Inventories (Note 7)	451,130	381,140
Prepaid Accounts	63,023	18,316
Total Current Assets	4,566,356	4,594,902
Property, Plant and Equipment
Fixed Assets, net of accumulated depreciation (Note 8)	967,361	959,995
Land	510,886	510,886
Construction-in-progress (Note 9)	2,776,700	2,443,898
Total Property, Plant and Equipment	4,254,947	3,914,779
Other Assets
Intangible Assets (Note 10)	3,548,904	578,788
Total Other Assets	3,548,904	578,788
Total Assets	$12,370,207	$9,088,469

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses (Note 11)	$956,391	$724,050
Short-term Loans – Secured (Note 12)	375,267	495,840
Payable – related parties	-	18,000
Wages Payable	256,514	122,643
Welfare Payable	112,820	97,745
Taxes Payable (Note 13)	568,436	145,621
Deferred Revenue – Government Grants (Note 14)	55,782	55,782
Total Current Liabilities	2,325,210	1,659,681
Total Liabilities	2,325,210	1,659,681

Shareholders’ Equity
Preferred Stock, $0.001 par value: 5,000,000 shares Authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value: 20,000,000 shares Authorized; 10,929,370 shares issued and outstanding	10,929	10,929
Additional Paid In Capital	2,847,438	2,847,438
Currency Exchange Adjustment	112,942	57,554
Retained Earnings	7,073,688	4,512,867
Total Shareholders’ Equity	10,044,997	7,428,788
Total Liabilities and Shareholders’ Equity	$12,370,207	$9,088,469

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Consolidated Statement of Operations

For the Three and Six Month Periods Ended June 30, 2006

 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES

Sales (Note 3)	$5,136,991	$1,523,178	$9,116,110	$3,676,172
Government Grant (Note 3)	52,244	-	52,244	24,155

Less: Cost of Good Sold	1,245,156	370,836	2,194,754	1,067,853
Gross Profit	3,944,079	1,152,342	6,973,600	2,632,474

OPERATING EXPENSES

Selling & General Administrative Expenses	2,191,919	671,485	3,982,091	1,433,348
Total Operating Expenses	2,191,919	671,485	3,982,091	1,433,348

Income from Operations	1,752,160	480,857	2,991,509	1,199,126

Other Income (Expenses)	-	-	-	-
Interest Income (Expenses)	(8,180)	(921)	(17,332)	(124)
Total Other Income (Expenses)	(8,180)	(921)	(17,332)	(124)

Net Income before Income Taxes	1,743,980	479,936	2,974,177	1,199,002

Less: Provision for Income Taxes	265,198	75,848	468,666	178,695

Net Income	$1,478,782	$404,088	$2,505,511	$1,020,307

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2006
Cash Flows from operating activities:

Net Income	$2,546,586	$1,478,582

Adjustments to reconcile net profit to net cash provided by operating activities
Depreciation and amortization	57,109	38,096

Changes in assets and liabilities:
Accounts receivable	(828,226)	237,998
Inventories	(69,990)	(52,013)
Prepaid accounts	(34,508)	(41,662)
Advanced from customer	(143,570)	(133,371)
Accounts payable and accrued expenses	374,864	(95,447)
Payables to related parties	(18,000)	(63,000)
Wages payable	133,871	(4,915)
Welfare payable	15,075	9,432
Taxes payable	422,815	59,077
Government Grant	(9,152)	-
Net cash provided by operating activities	2,446,874	1,432,777

Cash flows from investing activities:
Purchases of fixed assets	(64,475)	(58,631)
Purchases of intangible assets	(2,970,116)	(2,970,116)
Increase in construction-in-progress	(332,802)	(251,551)
Net cash provided by (used in) investing activities	(3,367,393)	(3,280,298)

Cash flows from financing activities:
Sale of common stock for cash	14,235	-
Short-term Loans - Secured	(120,573)	(120,573)
Net cash provided by/(used in) financing activities	(106,338)	(120,573)

Effect of foreign currency exchange rate changes	55,388	28,593
Net increase in cash	(971,469)	(1,939,501)

Cash at beginning of year	2,937,333	3,905,365
Cash at end of period/year	$1,965,864	$1,965,864

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

1.

Description of Business

On May 11, 2006, American California Pharmaceutical Group, Inc. (“ACPG”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of Comet Technologies, Inc., a Nevada corporation (the “Company”; since changed to “China Sky One Medical, Inc.” as discussed below ).  The terms of the Exchange Agreement were consummated and the transaction was closed on May 30, 2006.  As a result of the transaction, the Company issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D thereunder.

As a result of the transaction, ACPG is now a wholly-owned subsidiary of the Company, and the Company, which previously had no material operations, has acquired the business of ACPG and its subsidiaries (“Subsidiaries’).

The Exchange Agreement was determined through negotiations between representatives of the Company and ACPG.  Prior to the transaction, there were no material relationships between the Company and ACPG or any of their respective affiliates, directors or officers or any associates of such offices or directors.

As a result of the closing of the Exchange Agreement (“Closing”), there has been a change in voting control of the Company.  The original shareholders of ACPG now hold a total of 10,193,377 shares of common stock of the Company, or approximately 93% of the outstanding common stock of the Company, and the former Company shareholders now hold a total of 735,993 shares of common stock, or 7% of the outstanding common stock, including stock granted under a consulting agreement to the Company’s two former officers, who resigned as officers and directors at the closing.  In addition, the Company has a total of 31,250 shares issuable under outstanding options and warrants.

On July 26, 2006, the change in the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc.," became effective. The name change was previously disclosed through an Information Statement distributed to the stockholders of the Company pursuant to Regulation 14C adopted under the Securities Exchange Act of 1934.  At the time of the name change, the trading symbol of the reporting company on the OTC Bulletin Board changed to “CSKI.”

American California Pharmaceutical Group, Inc. (“American California Pharmaceutical”) was incorporated on December 16, 2003, in the State of California, under the name QQ Group, Inc. On December 8, 2005, American California Pharmaceutical completed its merger with Harbin Tian Di Ren Medical Science and Technology Company (“TDR”) and its subsidiaries, pursuant to the Agreement, dated as of December 8, 2005, by and among American California Pharmaceutical Group, Inc., and Harbin Tian Di Ren Medical Science and Technology Company.  The merger was approved by both company’s stockholders on December 8, 2005.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

1.   Description of Business (Continued)

American California Pharmaceutical exchanged 100% of its issued and outstanding common stock for 100% of TDR & its subsidiaries 100% issued and outstanding shares of common stock.

The American California Pharmaceutical Group is only a holding company; it has no revenues but with slight expenses, except those related to its ownership interest in TDR & Subsidiaries.

Harbin Tian Di Ren Medical Science and Technology Company (the “Company” or “TDR”), formerly known as Harbin City Tian Di Ren Medical Co., was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, the People’s Republic of China (“PRC”). TDR was reorganized and incorporated as a limited liability company on December 29, 2000 pursuant to “Corporation Laws and Regulations” of the People’s Republic of China with an authorized capital of $1,330,314 (RMB11.015 million).  TDR has two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory.

For convenience purposes, in this report, the term “TDR,” may be used to refer to Harbin Tian Di Ren Medical Science and Technology Company and its subsidiaries, except where otherwise indicated.

TDR operates in the over-the-counter pharmaceutical product market segments. It commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in Heilongjiang Province.  TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese Medicine products sold primarily to and through domestic pharmaceutical chain stores.

Kangxi Medical Care Product Factory (“Kangxi”), a subsidiary 100% wholly owned by TDR, was formed on July 20, 2001 in the city of Harbin of Heilongjiang Province, the People's Republic of China with an authorized capital of $60,386 (RMB500,000). Kangxi manufactures and sells branded external use Chinese medicine and other natural products under the registered trademark “Kangxi.”  Kangxi produces the products and sells its products to TDR for the distribution and resell. It has 6 production lines: spray, ointment, powder, patch, and cream.  Kangxi has becoming one of the leading external use Chinese medicine factories with full range of product lines and development capacity.

Harbin First Bio-Engineering Company Limited (“First”) was formed in Heilongjiang Province, the People’s Republic of China on September 26, 2003 with an authorized capital of $241,546 (RMB2 million). First has been a wholly owned subsidiary of TDR’s since its inception. First focuses on research and development of the use of natural medicinal plants and biological technology products such as New Endothelin-1.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

1.   Description of Business (Continued)

First is one of the first companies in Heilongjiang Province conducting research and development of high technology biological products. Its facility is now under the final inspection by the Chinese State Food and Drug Administration ("SFDA") for the qualification of certified GMP production facility.

The State Food and Drug Administration of the Government of The Peoples Republic of China issues the licenses and permits for permission to market and manufacture pharmaceutical products in The Peoples Republic of China.

2.

Basis of Preparation of Financial Statements

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, American California Pharmaceutical Group, TDR, Kangxi, and First. All inter-company transactions and balances were eliminated.

The reporting company, “Comet Technologies, Inc.,” changed its name to “China Sky One Medical, Inc.,” in July, 2006.   As a result, this review report is issued to the name of “China Sky One Medical, Inc.”   Unless the context otherwise indicates, references below to the “Company” refer to the Company and its Subsidiaries.

These financial statements are stated in US Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. This basis of accounting differs from that used in the statutory financial statements in the PRC.  No material adjustment was required. Certain amounts in prior years have been reclassified to conform to current year's classification.

3.

Summary of Significant Accounting Policies

Use of estimates – The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Significant estimates included values and lives assigned to acquire intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving and/or obsolete/damaged inventory. Actual results may differ from these estimates.

Cash and cash equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

3.   Summary of Significant Accounting Policies (Continued)

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Provision of allowance is made for estimated bad debts based on a periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness.

Prepaid Account – Prepaid account included advances to employees, that included cash prepaid to employees for their travel, entertainment and transportation expenditures.

Inventories – inventories were accounted for using the first-in, first-out method and included freight-in, materials, packing materials, labor, and overhead costs. Values stated were at the lower of cost or market while cost was determined by a moving weighted average. Provisions were made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions.

Property and equipment – Property and equipment are stated at the historical cost less accumulated depreciation. Depreciation on property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the assets.  An estimated residual value of 5% of cost or valuation was made for each items for both financial and income tax reporting purposes.  The estimated lengths of useful lives are as follows:

Buildings

30 years

     Land use rights (no depreciation)

50 years

Furniture & Fixtures                               7 years

Equipments

7 years

Vehicles

10 years

Motor vehicles

5 years

Machineries

    10 years

Expenditures for renewals and betterments were capitalized while repairs and maintenance costs were normally charged to the statement of operations in the year in which they were incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to obtain from the use of the asset, the expenditure is capitalized as an additional cost of the asset. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts, and any gain or loss was recorded in the Consolidated Statements of Operations.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

3.   Summary of Significant Accounting Policies (Continued)

Property and equipment are evaluated for impairment in value annually or whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair vale.

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees, and the interest expenses for the purpose of financing the project capitalized during the course of construction.

Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to facility. In the case of construction-in-progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

Intangible assets – TDR purchased intangible assets that are beneficial to its product development processes and some secret Chinese medicine formulas with exclusive right to the formulas. Those identifiable intangible assets having indefinite useful economic lives supported by clearly identifiable cash flows are not subject to regular periodic amortization. Instead, the carrying amount of the intangible is to be tested for impairment annually.  Test would be conducted again between annual tests if events or circumstances warrant such a test. An impairment loss is recognized if the carrying amount exceeds the fair value. Furthermore, amortization of the asset is to commence when evidence suggests that its useful economic life is no longer deemed indefinite.

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets", effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

3.   Summary of Significant Accounting Policies (Continued)

Foreign currency translation -These financial statements have been prepared in U.S. dollars. The Company and ACPG are merely holding companies; they have no revenues and small expenses pertaining primarily to administrative expenses in connection with reporting under the Securities Exchange Act of 1934, and to the ownership interest in TDR and Subsidiaries. The functional currency for the TDR and its subsidiaries is denominated in “Renminbi” (“RMB”) or “Yuan”.  TDR maintains its books and accounting records in Renminbi ("RMB"), it is the currency of the primary economic environment in which the entities operates. FASB Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” requires differentials to be calculated and allocated using the current rate method if the foreign entity’s functional and local currencies are the same.  Non-monetary assets and liabilities are translated at historical exchange rates.

Monetary assets and liabilities are translated at the exchange rates in effect at the end of the year.  The income statement accounts are translated at average exchange rates.  The conversion gains and losses are not recognized in the income statement under the functional currency approach. They are accumulated in a separate account in stockholders’ equity (i.e., the cumulative foreign exchange translation adjustments account). This treatment is based on the FASB’s view that translation gains or losses are not directly related to the foreign entities’ operating cash flows. As a result, the Company recognized in equity the effect of currency translation in the amount of $112,942.

Revenue recognition – Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities. Revenue is reduced by provisions for estimated returns and allowances as well as specific known claims, if any, which are based on historical averages that have not varied significantly for the periods presented.

TDR occasionally applies to various government agencies for research grants.  Revenue from such research grants is recognized when earned. In situations where the TDR receives payment in advance for the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.  Such revenues, which are not refundable, generally do not involve difficult, subjective or complex judgments. The government grants that require the completion of certain objectives in the research and/or development processes are recognized as revenue when specific objectives were met. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. The company does not have revenue from such grants for the three months period ended June 30, 2006.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

3.   Summary of Significant Accounting Policies (Continued)

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Research and development—Research and development expenses include the costs associated with the Company’s internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs discussed above are expensed as incurred.

Third-party expenses were reimbursed under non-refundable research and development contracts, and are recorded as a reduction to research and development expense in the statement of operations.

Advertising—The Company expensed advertising costs the first time the respective advertising took place.  The total advertising expenses incurred for the three months period ended June 30, 2006 was $335,840.

Taxation – Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Provision for The People’s Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The income tax rate for TDR and Kangxi is 15% respectively based on State Council approval.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

3.   Summary of Significant Accounting Policies (Continued)

The High-Tech Industrial Development District was established in China to accelerate the development and industrialization of high-tech industries in some economic zones of the Peoples Republic of China. In order to create unique incentives for companies to locate in the High-Tech Industrial Development District, favorable corporate income tax rates have been established. The companies that have chosen to locate in the High-Tech Industrial Development District will be levied at 15 percent annually.  Newly founded high-tech enterprises, including First, will enjoy exemption from income tax for 2 years from the first year of operation.

Enterprise income tax (“EIT”) is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in The People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

According to “Agriculture Product Value Added Tax Rate Adjustment and Certain Items’ Value Added Tax Waiver” published by the Ministry of Finance and the National Tax Affairs Bureau, the value added tax for agriculture related products is to be taxed at 13%. Furthermore, traditional Chinese medicine and medicinal plant are by definition agriculture related products.

Contingent liabilities and contingent assets – A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

3.   Summary of Significant Accounting Policies (Continued)

A contingent liability is not recognized but is disclosed in the notes to the financial statements. When a change in the probability of an outflow occurs so that outflow is probable, they will then be recognized as a provision.

A contingent asset is a possible asset that arises from past events and whose existence will be confirmed only by the occurrence or non-occurrence of one or more uncertain events not wholly within the control of the Company.

Contingent assets are not recognized but are disclosed in the notes to the financial statements when an inflow of economic benefits is probable. When inflow is virtually certain, an asset is recognized.

Related companies – A related company is a company in which the director has beneficial interests in and in which the Company has significant influence.

Retirement benefit costs – According to The People’s Republic of China regulations on pension, the Company contributes to a defined contribution retirement scheme organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the scheme.

Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8% while the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at June 30, 2006 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, replacement of APB Opinion NO. 20 and FASB Statements NO 3.  SFAS NO. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Boards ("APB") Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting   principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

3.   Summary of Significant Accounting Policies (Continued)

for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Company adopted SFAS No. 154 on January 1, 2006.  The adoption of the provisions of SFAS No. 154 had no material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005.  Management believes adoption of this new statement will not have any significant effect on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

4.

Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. The Company places its cash in high credit quality financial institutions.

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based on the creditworthiness of each customer as well as any specific customer collection issues are identified.

Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk. 90 percent the age of the Company’s accounts receivable are less than 60 days. While such credit issues have not been significant, there can be no assurance that the Company will continue to experience the same level of credit losses in the future.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

4.

Concentrations of Business and Credit Risk (Continued)

The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

5.

Cash and Cash Equivalents

As of June 30, 2006, Cash and Cash Equivalents consist of the following:

Cash and Cash Equivalents	June 30, 2006
Cash on Hand	$ 7,296
Bank Deposits	1,958,568
Total Cash and Cash Equivalents	$ 1,965,864

6.

Accounts Receivable

As of June 30, 2006, Accounts Receivable totals $2,086,339 net of Provisions for Doubtful Accounts.  90 percent of the Company’s receivable aged less than 60 days.

Accounts Receivable	June 30, 2006
Trade receivables	$ 2,086,339
Allowance for doubtful accounts	-
Total Accounts Receivable	$ 2,086,339

7.

Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of June 30, 2006, Inventories consist of the following:

Inventory	June 30, 2006
Raw Material	$ 83,045
Parts and Supplies	148,540
Work-in-Process	161,932
Finished Products	57,613
Total Inventory	$ 451,130

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

8.

Property and Equipment

All of the buildings and fixed assets of TDR and its Subsidiaries are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 1995.

As of June 30, 2006, Property and Equipment consist of the following:

Property and Equipment	June 30, 2006
Buildings	$ 619,810
Automobiles	133,998
Furniture and Fixtures	4,382
Equipment and Machinery	483,717
Total Property and Equipment	1,241,907
Less: Accumulated Depreciation	(274,546)
Property and Equipment, Net	$ 967,361

For the three months period ended June, 2006, depreciation expenses totaled $38,096.

9. Construction-in-Process

As of June 30, 2006, Construction-in-Process of First’s facility project consists of the following:

Construction-in-Progress	June 30, 2006
Comprehensive Building	$ 560,587
Dewatering excavation	120,773
Factory construction	495,169
Boiler Project	60,386
Fire Prevention	90,580
Power Supply System	96,618
Building Engineering	289,855
Air-conditioning System	434,783
Road Improvement	265,700
Lab Construction	156,079
Landscape Engineering	143,626
Network Communication	62,544
Construction-in-Progress	$ 2,776,700

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

10. Intangible Assets

As of June 30, 2006, the Intangible Assets consist of the following:

Intangible Assets	June 30, 2006
Human urinary albumin elisa kit	$ 370,950
New Endothelin-1	1,702,765
AMI detection kit	300,214
HIV detection kit	100,071
Uterus cancer diagnostic kit	500,357
Breast cancer diagnostic kit	375,267
GMP Certificate	175,125
Other secret formulas and processes procedures	24,155
Total Intangible Assets	$ 3,548,904

11.

 Accounts Payable and Accrued Expense

As of June 30, 2006, Accounts Payable and Accrued Expense is $956,391.

12.

Short-Term Loan

TDR has a secured loan with a bank in the amount of $375,267.  This loan bears monthly interest at a rate of 0.825%, is secured by a real property with an estimated value of $619,988, and is personally guaranteed by Yanqing Liu, the President/shareholder.  Principal payment is required on June 22, 2007, the final maturity date.  During the three months period ended June 30, 2006, TDR incurred $9,286 of interest expenses associated with the borrowing on this loan.

13.

Taxes Payable

As of June 30, 2006, Taxes Payable consists of the following:

Taxes Payable	June 30, 2006
Value Added Tax	$ 263,971
Enterprise Income Tax	266,689
City Tax	17,828
Education Surtax	10,559
Flood Preventing & Public Security Ensure Fee	1,928
Payroll Tax	7,461
Total Taxes Payable	$ 568,436

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

14.

Deferred Revenue – Government Grant

The Company received several federal government grants supporting the facility construction, research, development, and production of medicines.  These grants were nonrefundable to the State once awarded as long as the grants are used in the areas requested by the grants.  First used these federal grants to fund research and development projects, build infrastructure for development and/or manufacturing of medicines, and other activities that are within the scope of grants.  The remainder of the grants is deferred to the following years for qualified research and development activities.  All the completed projects and activities funded by the government grants were reported to and approved by the funding agencies for qualification of future grants.  For the three months period ended June 30, 2006, the Company recognized $52,244 federal grant, with the balance $55,782 deferred.

15.

Income Taxes

TDR is incorporated in the PRC which is governed by the Income Tax Law of the PRC concerning Enterprises and various local income tax laws (the “Income Tax Laws"). Under the Income Tax Laws, enterprises generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply.  As of June 30, 2006, TDR has attained profitable operations for tax purposes. TDR and Kangxi are the enterprises authorized by the State Council as special entities; the enterprise income tax rate is reduced to 15%.

First has chosen to locate in the province designated High-Tech Industrial Development District, which is normally levied at 15 percent annually.  However, First, which is considered a newly founded high-tech enterprise, is enjoying an exemption from income tax for 2 years from the first year of operation commencing with profits, and thereafter with a 50% exemption for the next three years.

A reconciliation of the federal statutory income tax to the Company's effective income tax rate for the three months period ended June 30, 2006 is as follows:

June 30, 2006
Income before tax provision	$ 1,743,780

Taxation calculated at statutory rate 15%	261,567
Expenses were not deductible for taxation purposes	3,631
Tax charges for the three months period ended June 30, 2006	$ 265,198

The statutory tax rate represents the amount provided at the rate of 15% of favorable rate on the estimated assessable profits of the year. Deferred taxation has not been provided as there are no significant temporary differences.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

16.

Related Party Transactions

Yanqing Liu and Xiaoyan Han the significant shareholders of TDR, owned 100% common stock of American California Pharmaceutical Group, Inc. prior to the stock exchange between ACPG and TDR.

Kangxi, the 100% subsidiary sells products to TDR. During the three months period ended June 30, 2006, the related party sales between TDR and Kangxi were $1,155,452 which was eliminated from the consolidated financial statements.

The amounts due from (to) related parties as of June 30, 2006 are as follows:

Name	Balance at 6/30/2006	Maximum Outstanding Balance During the Year	Security Held

First – 100% owned Subsidiary	$ 8,818,791	$8,818,791	None

The amounts due are unsecured, interest free and have no fixed repayment terms, which was eliminated from the consolidated financial statements.

17.

Capital Reserves (other than retained earnings)

As stipulated by the relevant laws and regulations applicable to China's foreign invested enterprises, TDR is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to the statutory surplus reserves which include a general reserve, an enterprises expansion reserve, and employee welfare and bonus reserves.  Pursuant to the relevant PRC regulations and the provisions of the Company’s Memorandum and Articles of Association, the Company is required to appropriate 10% of the net distributable profit after enterprise income tax to capital reserve, profit attributable to the shareholders shall be appropriated in the following sequence; the general reserve is used to offset future extraordinary losses as defined under PRC GAAP.  TDR may, upon a resolution passed by the owners, convert the general reserve into capital.

The employee welfare and bonus reserve is used for the collective welfare of the employees of TDR. The enterprise expansion reserve is used for the expansion of TDR and can be converted to capital subject to approval by the relevant authorities. The Company records reserves of $617,762 in 2006.  No adjustments are required under accounting principles generally accepted in the United States of America in 2006.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

18.

Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations on State pension scheme, both employees and employers have to contribute to pension. The pension contributions include an 8% that was contributed by individuals (employees) and contributions from the Company to the state retirement plan based on 20% of the employees’ monthly basic salaries. TDR’s employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their years of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees.

19.

 Foreign Currency Transaction Adjustment

For purposes of SFAS No. 52, the Company considers the US Dollar to be the reporting currency.  The accompanying financial statements are presented in U.S. Dollars.  TDR’s functional currency is Renminbi (“RMB”), the currency of the primary economic environment in which the entity operates. The reporting currency is USD in which financial statements are presented.   The Company’s statements are translated in accordance with Statement of Financial Accounting Standards No. 52 (SFA No. 52), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period.  The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into US Dollars are accumulated as a cumulative translation adjustment in shareholders’ equity.  As a result, the Company recognized in equity the effect of currency conversion in the amount of $112,942.

20.

Commitments and Contingencies

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of external use Chinese medicine such as those sold by the Company are subject to regulations by one or more federal agencies. The principal federal agencies include the State Food and Drug Administration of the Government of the Peoples Republic of China, the Food and Drug Administration (the “FDA”), and, to a lesser extent, the Consumer Product Safety Commission. These activities are also regulated by various governmental agencies for the countries, states and localities in which the Company’s products are sold.

Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not lead to material adverse effects on the Company’s financial position, results of operations, or cash flows.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

June 30, 2006

(Expressed in US dollars)

20.

Commitments and Contingencies (Continued)

The Company, like any other distributor or manufacturer of products that are designed to be ingested, is also subject to the inherent risk of product liability claims in the events of possible injuries caused by the use of its products. The Company does not have liability insurance with respect to product liability claims; the insurance environment of China is neither sufficient nor mature. Inadequate insurance or lack of contractual indemnification from parties supplying raw materials or marketing its products, product liabilities related to defective products could have material adverse effects on the Company.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

21. Subsequent Events

Business Name Change

On July 26, 2006, the change in the name of the reporting company from “Comet Technologies, Inc.” to “China Sky One Medical, Inc.,” became effective. The name change was previously disclosed through an Information Statement distributed to the stockholders of the reporting company pursuant to Regulation 14C adopted under the Securities Exchange Act of 1934.  At the time of the name change, the trading symbol of the reporting company on the OTC Bulletin Board changed to “CSKI.”

Item 2 – Management’s Discussion and Analysis or Plan of Operation

(1)

Caution Regarding Forward-Looking Information

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

(2)

Plan of Operation

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

The Company’s primary business is conducted through its wholly owned subsidiary Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

Comparison of six months ended June 30, 2006 with the six months ended June 30, 2005

	6/30/06	6/30/05
GROSS REVENUES
Sales	$9,116,110	$3,676,172
Government Grant	52,244	24,155
Total revenues	9,168,354	3,700,327

COST OF GOOD SOLD
Cost of good sold	2,194,754	1,067,853
Total cost of good sold	2,194,754	1,067,853

Gross Profit	$6,973,600	$2,632,474

Gross Revenues for the six months ended June 30, 2006 were $9,168,354 compared with $3,700,327 in the same period in 2005, an increase of 248%, resulting in net income of $2,505,511 for the six months ended of June 30, 2006 compared to net income of $1,020,307 in the same period of the prior year.  This was mainly attributable to sales associated with the introduction of numerous new products, increases in domestic distribution centers, enhancements in our relationship with a major national retailer, and increases in worldwide exports, and continued reduction in the relative impact of customer discount programs.  It was also due to the implementation of a new sales program.

The Company recognized $52,244 from government grants for the six months ended June 30, 2006 compared to $24,155 in 2005.  A government grant was issued for supporting the Company’s facility construction, research, development, and production of medicines.  The grant is recognized as income over the period necessary to match with related cost and meet with the grant’s criteria.  This increase in government grant income on June 30, 2006, was due to one project that received a larger grant which was recognized as income.

Cost of sales declined to 23% of net sales in the six months ended June 30, 2006 compared to 28% in the six months ended June 30, 2005. The decrease is attributable to a shift in product mix to higher margin products and lower material costs due in significant part to improved manufacturing efficiencies resulting from higher volumes and longer production runs. Total cost of sales increased to $2,194,754 for the six months ended June 30, 2006 as compared to $1,067,853 in 2005. This increase is tied to the growth in revenues.

Operating Expenses and Other Income (Expenses)

	6/30/06	6/30/05
Operating Expenses
General, administrative and selling expenses	$3,982,091	$1,433,348
Total operating expenses	3,982,091	1,433,348

Other Income (Expenses)
Interest income	1,761	38
Interest expense	(19,093)	(162)
Total other income (expenses)	$(17,332)	$(124)

Finance costs of $19,093 represented the interest incurred for the six months ended June 30, 2006 associated with bank loans outstanding during the period, which increased $18,921 for the six months ended June 30, 2006 compared to $124 in June 30, 2005.  The increase was primarily due to the small amount of interest accrued for an initial loan acquired by the company from the commercial bank at the end of June 2005 as compared to interest incurred for the entire six month ended of June 30, 2006.

General, administrative and selling expenses were $3,982,091 or 43% of net sales for the six months period ended June 30, 2006, as compared to $1,433,348 or 38% of net sales for the prior period ended June 30, 2005.   This increase in total general, administrative and selling expenses, of  $2,548,743 is mainly attributable to an increase in sales commissions, advertising, salaries and welfare to administrative and sales staff.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

The Company is engaged in the development and production of bioengineered products and traditional Chinese medicinal products.   The Company takes advantage of the ever-increasing demand for traditional Chinese medicinal products as well as significant opportunities for its newly developed bioengineered products.  In fact, the Company's position is solid, even as compared to competitors. This is at least partially due to the significant increase in sales and profitability. This strong position should make it possible for managers to steer some resources into investments that will result in long-term profits.

The Company’s primary business is through its wholly owned subsidiary Harbin Tian Di Ren Medical Science and Technology Company (“TDR”).  The results of operations of TDR have been included in the below financial statements since the acquisition date.

Comparison of Three Months Ended June 30, 2006 with the Three Months Ended March 31, 2006

	6/30/06	3/31/06
REVENUES
Sales	$5,136,991	$3,979,119
Government Grant	52,244
Total revenues	5,189,235	3,979,119

COST OF GOOD SOLD
Cost of good sold	1,245,156	949,598
Total cost of good sold	1,245,156	949,598

Gross Profit	$3,944,079	$3,029,521

Sales Revenues significantly increased by the amount of $1,210,116 or 29% during the second quarter of 2006 to $5,136,991, over sales revenue of $3,979,119 in the first quarter of 2006, resulting in net income of $1,478,582 for the second quarter compared to net income of $1,068,004 in the first quarter of 2006.  The Company has maintained its net profit margin since its founding.  This is primarily attributable to sales associated with the introduction of numerous new products, and increase in domestic distribution centers, enhancements in relationships with customers, products reorganization, and an increase in worldwide exports. It is also due to the implementation of new sales programs

Government grants recognized $52,244 in the second quarter (first quarter: $0) of 2006.  A government grant was issued for supporting the Company’s facility construction, research, development, and production of medicines.  The grant is recognized as income over the period necessary to match with related cost and met with the grant’s requirement. The grant was given in accordance with the Company’s capital and revenue structures.  This decrease in government grant received since 2005 was due to the expansion in size of the Company and increase in revenue and capital.

Cost of sales increased by $295,558, and the cost of sales as a percentage of sales was 24% in both the three months ended June 30, 2006 and the first quarter ended March 31, 2006. This increase in cost of sales is directly tied to the growth of revenues. The Company maintained a 76% profit margin for both three month periods ended March 31, 2006 and June 30, 2006.

Operation Expenses and Other Income (Expenses)

	6/30/06	3/31/06
Operating Expenses
General, administrative and selling expenses	$2,191,919	$1,749,097
Total operating expenses	2,191,919	1,749,097

Other Income (Expenses)
Interest income	906	747
Interest expense	(9,286)	(9,699)
Total other income (expenses)	$(8,380)	$(8,952)

Finance costs decreased slightly to $9,286 in the second quarter, compared to$9,699 in the first quarter in 2006, due primarily to a reduction in TDR’s short-term borrowings. Interest expenses of $9,286 in the second quarter of 2006 are associated with bank loans of $375,267.

The Company has a relatively low level of debt as compared to its total equity, and believes it has done a good job demonstrating that it is able to borrow effectively to sustain the Company.   The Company's cash flow from operations has been sufficient to meet interest obligations. When trends are generally positive and our company has a low level of debt relative to equity and its coverage ratios are good, our managers carefully evaluate how debt might be used to leverage higher profits in the future.

General, administrative and selling expenses were $2,191,919 or 42% of sales for the three months ended June 30, 2006, as compared to $1,749,079 or 44% of sales for the three months ended March 31, 2006.  This decrease in the relative cost reflects the higher sales while controlling expenses.  The increase in these expenses is mainly attributable to an increase in sales commission, salaries and welfare to administrative and selling staffs tied to increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets primarily consist of its operating subsidiaries, marketable properties for sales, cash and cash equivalents.

The Company has approximately $2 million in cash and cash equivalents at June 30, 2006, compared to $2.2 million at June 30, 2005.  The Company’s current ratio at June 30, 2006 was 1.96. The Company has approximately $2.8 million in cash and cash equivalents at December 31, 2005, compared to $2 million at December 31, 2004.   Its current ratio at December 31, 2005 was 2.74.  The decrease in cash since December 31, 2005, is primarily attributable to an increase in investment activities, including the purchase of fixed assets and intangible assets, and an increase in construction-in-progress cost of a new GMP facility.

The Company’s primary sources of funds include cash flow from operations and the proceeds from borrowing.   Management endeavors to ensure that funds are available to take advantage of new investment opportunities and are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's current operating needs. The Company may seek additional sources of funding through equity to fund growing operations and to fund future opportunities.

Cash and equivalents increased by $926,902 or 48% to $2,939,333 as of December 31, 2005, compared to $2,010,431as of December 31, 2004, due primarily to an increase in sales proceeds received from the sale of existing and newly developed products.

The sales increased by $1,210,116 for the three months ended June 30, 2006 as compared to the sales of three months ended March 31, 2006, but the cash and equivalents decreased by $1,939,501 or 50% to $1,965,864 as of three months ended June 30, 2006 compared to $3,905,365 of three months ended March 31, 2006.  This decrease is due primarily to cash expenditures of $2,970,116 for the purchase of fixed assets and intangible assets purchases, expenditures of approximately $251,551 for the construction of a GMP facility, and repayment of accounts payable and short-term loans.

There was no restrictive bank deposit pledged as of December 31, 2005 and 2004. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Accounts receivables increased by $157,900 or 14% to $1,258,113 as of December 31, 2005 compared to $1,100,213 of December 31, 2004.  The receivables increased by $428,469 or 26% to $2,086,339 as of June 30, 2006, compared to $1,657,870 as of June 30, 2005.  The increase was attributed to a general increase in sales revenue.  However, although sales continued to increase in the three months ended June 30, 2006, accounts receivables decreased by $237,998 or 10% to $2,086,339 as of June 30, 2006, compared to $2,324,337 as of March 31, 2006.   This decrease in receivables is believed to reflect a tightening of internal controls.   Approximately 90 percent of the Company’s receivables have aged less than 60 days.

Inventories decreased by $270,501 or 42% to $381,140 as of December 31, 2005 from $651,641 as of December 31, 2004, and decreased by $42,893 or 9% to $451,130 as of June 30, 2006 compared to $494,023 as of June 30, 2005.  The decrease in inventories is primarily due to increased sales.  Inventories increased by $52,013 or 13% to $451,130 as of June 30, 2006 from $399,117 as of March 31, 2006.  The increase in inventories in this period is primarily due to the enhanced productivity of newly purchased equipment and machinery.  Inventory is still believed to be lower than that of many of the Company's competitors, because of the success the Company has had in turning its inventory quickly.

Properties and equipment stated at cost less accumulated depreciation and amortization consist of:

	Dec 31, 2005	Dec 31, 2004

Buildings	$619,810	$619,810
Automobiles	133,998	65,422
Furniture and fixtures	4,382	3,008
Equipments	419,242	110,270
Total Property and Equipments	1,177,432	798,510
Less: Accumulated depreciation and amortization	(217,437)	(176,221)
Property and Equipment, Net	$959,995	$622,289

Net book value of fixed assets increased by $337,706 or 35% to $959,995 as of December 31, 2005 compared to $622,289 as of December 31, 2005.  This is largely attributable to the purchase of automobiles and equipment.

	June 30, 2006	June 30, 2005

Buildings	$619,810	$619,810
Automobiles	133,998	65,422
Furniture and fixtures	4,382	3,008
Equipments	483,717	108,250
Total Property and Equipments	1,241,907	796,490
Less: Accumulated depreciation and amortization	(274,546)	(201,142)
Property and Equipment, Net	$967,361	$595,348

Net book value of fixed assets increased by $372,013 or 62% to $967,361 as of June 30, 2006, compared to $595,348 as of June 30, 2005.  This was attributable to the purchase of equipment and automobiles.

Construction-in-progress represents the facility project of Harbin First Bio-Engineering Company Limited (“First”).  Construction-in-progress represents the cost of construction costs and related pre-approval capital expenditures and government approval fees.

A breakdown on these costs by project is as follows:

Construction-in-Progress	Dec 31, 2005	Dec 31, 2004

Comprehensive building	$559,044	$543,479
Dewatering excavation	120,773	120,773
Factory construction	495,169	495,169
Boiler project	60,386	60,386
Fire prevention	90,580	90,580
Power supply system	96,618	96,618
Building engineering	289,855	289,855
Air-conditioning System	434,783	434,783
Road improvement	265,700	265,700
Lab construction	30,990	-
Construction-in-Progress	$2,443,898	$2,397,343

Construction-in-Progress	June 30, 2006	June 30, 2005

Comprehensive building	$560,587	$547,722
Dewatering excavation	120,773	120,773
Factory construction	495,169	495,169
Boiler project	60,386	60,386
Fire prevention	90,580	90,580
Power supply system	96,618	96,618
Building engineering	289,855	289,855
Air-conditioning System	434,783	434,783
Road improvement	265,700	265,700
Lab construction	156,079	30,193
Landscape Engineering	143,626
Network Communication	62,544
Construction-in-Progress	$2,776,700	$2,431,780

An increase in intangible assets of  $433,861 or 299% to $578,788 as of December 31, 2005, from $144,927 as of December 31, 2004, was due primarily to the purchase of New Endothelin-1.

Intangible assets increased by $2,970,116 or 513% to $3,548,904 as of June 30, 2006, from $578,788 as of December 31, 2005.  This was due to an increase in research and development (R&D) in the Urinary albumin kit and New Endothelin-1, the purchase of  a HIV detection kit, several cancer diagnostic kits, and registration of GMP Certificate.

As of December 31, 2004, the Intangible Assets consist of the following:

Intangible Assets	2004
Urinates the micro albumin examination reagent box	$ 120,772
Other secret formulas and processes procedures	24,155
Total Intangible Assets	$ 144,927

As of December 31, 2005, the Intangible Assets consist of the following:

Intangible Assets	2005
Urinates the micro albumin examination reagent box	$ 120,772
New Endothelin-1	433,861
Other secret formulas and processes procedures	24,155
Total Intangible Assets	$ 578,788

As of June 30, 2006, the Intangible Assets consist of the following:

Intangible Assets	June 30, 2006
Human urinary albumin elisa kit	$ 370,950
New Endothelin-1	1,702,765
AMI detection kit	300,214
HIV detection kit	100,071
Uterus cancer diagnostic kit	500,357
Breast cancer diagnostic kit	375,267
GMP Certificate	175,125
Other secret formulas and processes procedures	24,155
Total Intangible Assets	$ 3,548,904

Current Liabilities:

Current liabilities decreased by $641,207 or 28% to $1,641,095 as of December 31, 2005, compared to $2,282,302 as of December 31, 2004.  This was attributable to the decrease in accounts payable and accrued expenses as a result of excess funds generated from sales and fast payments.

The short-term loan increased $495,840 as of December 31, 2005 (2004: $0) was used to finance First’s construction project.  The bank loan was secured and bears monthly interest at 0.651% and as of June 30, 2006 is in the amount of $375,267

Liabilities increased by $51,322 or 2% to $2,323,210 as of June 30, 2006 compared to $2,273,888 as of June 30, 2005, and is attributable to the increase of accrued wages, welfare, and taxes payable related to the VAT taxes.   A decrease in accounts payable, short-term loans, and advanced customer deposits had the effect of offsetting this increase.

Current Liabilities	Dec 31, 2005	Dec 31, 2004

Accounts payables and accrued expenses	$580,941	$1,914,358
Customer deposits	142,523	69,520
Short-term loan – secured	495,840	-
Wages payable	122,643	81,016
Welfare payable	97,745	68,308
Taxes payable	145,621	47,766
Deferred revenue – government grant	55,782	101,334
Total Current Liabilities	$1,641,095	$2,282,302

Current Liabilities	June 30, 2006	June 30, 2005

Accounts payables and accrued expenses	$956,391	$1,230,851
Short-term loan – secured	375,267	483,092
Advanced customer deposits	-	112,644
Wages payable	256,514	146,545
Welfare payable	112,820	81,587
Taxes payable	568,436	219,169
Deferred revenue – government grant	55,782	-
Total Current Liabilities	$2,325,210	$2,273,888

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005 and 2004, and the period ended June 30, 2006 the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

The Company’s balance sheet includes amounts of assets and liabilities whose fair values are subject to market risk.  Market risk is the risk of loss arising from adverse changes in market prices or interest rates.  Generally, the Company’s borrowing is short to medium term in nature and therefore approximate fair value. The Company currently has interest rate risk related to its fixed maturity mortgage participation interest. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs by closely monitoring its interest rate debt.

The Company’s has equity risk related to its marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The Company and its subsidiaries are mainly located in China, there were no significant changes in exchange rates, and however, unforeseen developments may cause a significant change in exchange rates.  The Company is subject to commodity price risks arising from price of construction materials.

Item 3 - Controls and Procedures

As of the years ended December 31, 2005 and 2004, and the period ended June 30, 2006, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure and procedures were effective as of the end of the period covered by this quarterly report.

There was no change in the Company's internal controls over financial reporting or in other factors during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

An Information Statement on Schedule 14C was sent to the stockholders of record of the Company on or about July 6, 2006, for the purpose of providing notice of an amendment to the Company’s Articles of Incorporation to change its name to “China Sky One Medical, Inc.” and the approval of the Company’s 2006 Stock Incentive Plan.

Two officers of the Company, Yan-qing Liu and Xiao-yan Han, President and Secretary, respectively, who own approximately 55% of the issued and outstanding voting securities of the Company, consented to amend the Company’s Articles of Incorporation and to adopt the Company’s 2006 Stock Incentive Plan.  However, under federal law these proposals did not take effect until 20 days after the Information Statement was first sent to the Company’s shareholders.  For a detailed description of these matters, reference is made to the Company’s Information Statement filed on July 6, 2006, with the U.S. Securities and Exchange Commission, and incorporated by reference.

Except as indicated above, during the quarter ended June 30, 2006, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company’s security holders.

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

CHINA SKY ONE MEDICAL, INC.

Date:  August 19, 2006

By:

/s/ Liu Yan-Qing

Liu Yan-Qing, President, CEO

Date:  August 19, 2006

By:

/s/ Han Xiao-Yan

Han Xiao-Yan, CFO