Form 10QSB
period 2006-09-30
CHINA SKY ONE MEDICAL, INC.
filed 2006-11-14
CIK 798985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)

       X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

CHINA SKY ONE MEDICAL, INC.

Form 10-QSB for the quarter ended September 30, 2006

Table of Contents

Part I - Financial Information

Page

Item 1.  Financial Statements

    3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

  26

Item 3.  Controls and Procedures

  35

Part II - Other Information

Item 1.  Legal Proceedings

  35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  35

Item 3.  Defaults Upon Senior Securities

  36

Item 4.  Submission of Matters to a Vote of Security Holders

  36

Item 5.  Other Information

  36

Item 6.  Exhibits and Reports on Form 8-K

  38

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

China Sky One Medical, Inc.

Consolidated Balance Sheet As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

	9/30/2006	12/31/2005
	(Unaudited)	(Pro forma)
ASSETS
Current Assets
Cash and Cash Equivalents (Note 5)	$5,742,310	$2,937,333
Accounts Receivable, Net of Allowances (Note 6)	2,142,080	1,258,113
Inventories (Note 7)	469,802	381,140
Subscription Receivable (Note 8)	495,000	-
Prepaid Expense	-	18,316
Total Current Assets	8,849,192	4,594,902
Property, Plant and Equipment
Fixed Assets, net of accumulated depreciation (Note 9)	3,733,275	959,995
Land	510,886	510,886
Construction-in-progress	-	2,443,898
Total Property, Plant and Equipment	4,244,161	3,914,779
Other Assets
Intangible Assets (Note 10)	3,678,249	578,788
Total Other Assets	3,678,249	578,788
Total Assets	$16,771,602	$9,088,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses (Note 11)	$1,091,951	$724,050
Short-term Loans (Note 12)	705,255	495,840
Payable - Related Parties	-	18,000
Wages Payable	273,346	122,643
Welfare Payable	127,495	97,745
Taxes Payable (Note 13)	620,572	145,621
Deferred Revenue - Government Grants (Note 14)	73,009	55,782
Total Current Liabilities	2,891,628	1,659,681
Total Liabilities	2,891,628	1,659,681
Commitment and Contingency (Note 20)

Shareholders' Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value; 20,000,000 shares authorized; 10,929,370 shares issued and outstanding, 934,605 shares unregistered (Note 8)	11,864	10,929
Additional Paid In Capital	5,380,128	2,847,438
Currency Exchange Adjustment	156,410	57,554
Retained Earnings	8,331,572	4,512,867
Total Shareholders' Equity	13,879,974	7,428,788

Total Liabilities and Shareholders' Equity	$16,771,602	$9,088,469

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc.

Consolidated Statement of Operations

For the Three Months Ended September 30, 2006

(Expressed in US Dollars)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2006 (Unaudited)	2005 (Pro Forma)	2006 (Unaudited)	2005 (Pro Forma)
REVENUES

Sales (Note 3)	$6,772,575	$2,268,897	$15,888,685	$6,036,590
Government Grant	-	-	52,244	-

Less: Cost of Good Sold	2,207,373	720,962	4,402,127	1,816,171
Gross Profit	4,565,202	1,547,936	11,538,802	4,220,420

OPERATING EXPENSES
General, Administrative and Selling Expenses	2,674,507	891,747	6,656,598	2,367,285
Total Operating Expenses	2,674,507	891,747	6,656,598	2,367,285

Income from Operations	1,890,695	656,189	4,882,204	1,853,135

Other Expense (Income)
Interest Expenses	10,952	9,021	28,284	9,221
Interest Income	(287)	-	-	-
Total Other Expense (Income)	10,665	9,021	28,284	9,221

Income before tax provision	1,880,030	647,167	4,853,920	1,843,913
Less: Provision for Income Taxes (Note 15)	313,503	98,398	782,169	281,394

Net Income	$1,566,527	$548,769	$4,071,751	$1,562,519
Basic and diluted net income per share	0.14	0.05	0.37	0.14
Weighted average shares outstanding	11,240,905	10,929,370	11,033,215	10,929,370

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc.

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended September 30, 2006

(Expressed in US Dollars)

(Unaudited)

	Common Stock, $0.001 par value; 20,000,000 shares authorized; 10,929,370 shares issued and outstanding, 934,605 shares unregistered	Additional Paid-in Capital	Currency Exchange Adjustment	Capital Reserve	Retained Earnings after transfer to Capital Reserve	Total shareholders’ equity
				(Note 17)
Balance at June 30, 2006	$10,929	$3,156,081	$112,942	$617,762	$6,147,283	$10,044,997

Unregistered common stocks (net)	935	2,224,047	-	-	-	2,224,982

Net Income for the three months ended Sep 30, 2006	-	-	-	-	1,566,527	1,566,527
Currency Exchange Adjustment	-	-	43,468	-	-	43,468
Transfer to Capital Reserve	-	-	-	169,526	(169,526)	-

Balance at September 30, 2006	$11,864	$5,380,128	$156,410	$787,288	$7,544,284	$13,879,974
				a	B
Total Retained Earnings (a+b)					8,331,572

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc.

Consolidated Statement of Cash Flows

For the Three Months Ended September 30, 2006

(Expressed in US Dollars)

(Unaudited)

Cash flows from operating activities:
Net income	$1,566,527

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	25,492
Compensation expense for stocks and warrants committed	71,111

Changes in assets and liabilities:
Increase in accounts receivable	(55,741)
Increase in inventories	(18,672)
Decrease in prepaid accounts	63,023
Increase in accounts payable and accrued expenses	135,560
Increase in wages payable	16,832
Increase in welfare payable	14,675
Increase in taxes payable	52,136
Increase in deferred revenue	17,227
Net cash provided by operating activities	1,888,170

Cash flows from investing activities:
Increase in fixed assets	(2,791,406)
Increase in intangible assets	(129,345)
Decrease in construction-in-process	2,776,700
Net cash used by investing activities	(144,051)

Cash flows from financing activities:
Increase in subscription receivable	(495,000)
Increase in short-term loans	329,988
Unregistered common stocks (net)	2,153,871
Net cash provided by financing activities	1,988,859

Effect of foreign currency exchange adjustment	43,468

Net increase in cash	3,776,446
Cash at beginning of year	1,965,864
Cash at end of year	$5,742,310

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

1.

Description of Business

On May 11, 2006, American California Pharmaceutical Group, Inc. (“ACPG”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of Comet Technologies, Inc., a Nevada corporation (“Comet”).  The terms of the Exchange Agreement were consummated and the transaction was closed on May 30, 2006.  As a result of the transaction, Comet issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D thereunder.

The Exchange Agreement was determined through negotiations between ACPG and Comet representatives.  Prior to the transaction, there were no material relationships between the Company and Comet or any of their respective affiliates, directors or officers or any associates of such offices or directors.

As a result of the closing of the Exchange Agreement (“Closing”), there has been a change in voting control of Comet.  The original shareholders of ACPG now hold a total of 10,193,377 shares of common stock of ACPG, or approximately 93% of the outstanding common stock of Comet, and the former Comet shareholders now hold a total of 735,993 shares of common stock, or 7% of the outstanding common stock, including stock granted under a consulting agreement to Comet’s two current officers, who resigned as officers and directors at the closing.  In addition, Comet had a total of 31,250 shares issuable under outstanding options and warrants.

On July 26, 2006, the change in the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc.," became effective. The name change was previously disclosed through an Information Statement distributed to the stockholders of the reporting company pursuant to Regulation 14C adopted under the Securities Exchange Act of 1934. At the time of the name change, the trading symbol of the reporting company on the OTC Bulletin Board changed to "CSKI."

ACPG was incorporated on December 16, 2003, in the State of California, under the name QQ Group, Inc. On December 8, 2005, ACPG completed its merger with TDR and its subsidiaries, pursuant to an Agreement dated as of December 8, 2005, between ACPG and TDR.  The merger was approved by both companys’ stockholders on December 8, 2005. ACPG exchanged 100% of its issued and outstanding common stock for 100% of the issued and outstanding shares of common stock of TDR and its subsidiaries.

ACPG is a holding company, and has no revenue and nominal expenses related to its status as a public reporting company and to its ownership interest in TDR and its subsidiaries.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

1.   Description of Business (Continued)

TDR, formerly known as Harbin City Tian Di Ren Medical Co., was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, the People’s Republic of China (“PRC”). TDR was reorganized and incorporated as a limited liability company on December 29, 2000 pursuant to “Corporation Laws and Regulations” of the People’s Republic of China with an authorized capital of $1,330,314 (RMB11.015 million). TDR has two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited (“First”) and Kangxi Medical Care Product Factory (“Kangxi”).  Kangxi merged with First on July 31, 2006.

For convenience purposes in this report, the term “TDR,” may be used to refer to Harbin Tian Di Ren Medical Science and Technology Company and its subsidiaries, except where otherwise indicated.  Similarly, the term the “Company” refers to ACPG and the subsidiaries combined.

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

Kangxi, a wholly-owned subsidiary of TDR, was formed on July 20, 2001, in the City of Harbin of Heilongjiang Province, in the PRC, with an authorized capital of $60,386 (RMB500,000). Kangxi manufactures and sells branded external use Chinese medicine and other natural products under the registered trademark “Kangxi.”  Kangxi produces the products and sells its products to TDR for distribution and resell. It has six (6) product lines:  spray, ointment, powder, patch, cream, and miscellaneous health and beauty products.  Kangxi has become one of the leading external use Chinese medicine factories with a full range of product lines and development capacity.  On August 1, 2006, Kangxi merged with First.  Following the merger, Kangxi’s business activities continued through First.

First was formed in Heilongjiang Province, in the PRC on September 26, 2003, with an authorized capital of $241,546 (RMB2 million).  First has been a wholly owned subsidiary of TDR since its inception.  First focuses on research and development pertaining to the use of natural medicinal plants and biological technology products such as New Endothelin-1.  First is one of the first companies in Heilongjiang Province conducting research and development of high technology biological products. Its facility is now under final inspection by the Chinese State Food and Drug Administration ("SFDA") for the qualification as a certified GMP production facility.

The SFDA of the Government of the PRC issues the licenses and permits for permission to market and manufacture pharmaceutical products in the PRC.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

2.

Basis of Preparation of Financial Statements

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, ACPG, TDR, Kangxi, and First. All inter-company transactions and balances were eliminated.

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. This basis of accounting differs from that used under applicable accounting requirements in the PRC.  No material adjustment was required. Certain amounts in prior years have been reclassified to conform to current year's classification.

3.

Summary of Significant Accounting Policies

Use of estimates – The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Significant estimates included values and lives assigned to acquire intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, and slow moving and/or obsolete/damaged inventory. Actual results may differ from these estimates.

Net income per share - The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share is equivalent to basic net income per share for all periods presented herein because common equivalent shares from unexercised stock options.

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

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

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

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to the facility. In the case of construction-in-progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

Intangible assets – TDR purchased intangible assets that are beneficial to its product development processes and some secret Chinese medicine formulas with exclusive right to the formulas. Those identifiable intangible assets having indefinite useful economic lives supported by clearly identifiable cash flows are not subject to regular periodic amortization. Instead, the carrying amount of the intangible is to be tested for impairment annually.  Testing would be conducted again between annual tests if events or circumstances warrant such a test. An impairment loss is recognized if the carrying amount exceeds the fair value. Furthermore, amortization of the asset is to commence when evidence suggests that its useful economic life is no longer deemed indefinite.

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

Foreign currency translation -These financial statements have been prepared in U.S. dollars.  ACPG is only a holding company; it has no revenues and only nominal expenses, which are related to its status as a public reporting company and its ownership interest in TDR and subsidiaries. The functional currency for TDR and its subsidiaries is denominated in “Renminbi” (“RMB”) or “Yuan”. TDR maintains its books and accounting records in Renminbi ("RMB"), the currency of the primary economic environment in which the entities operate. FASB Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” requires differentials to be calculated and allocated using the current rate method if the foreign entity’s functional and local currencies are the same.  Non-monetary assets and liabilities are translated at historical exchange rates.  Monetary assets and liabilities are translated at the exchange rates in effect at the end of the year.  The income statement accounts are translated at average exchange rates.  The conversion gains and losses are not recognized in the income statement under the functional currency approach.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

They are accumulated in a separate account in stockholders’ equity (i.e., the cumulative foreign exchange translation adjustments account). This treatment is based on the FASB’s view that translation gains or losses are not directly related to the foreign entities’ operating cash flows. As a result, the Company recognized in equity the effect of currency translation in the amount of $156,410.

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

The Company occasionally applies to various government agencies for research grants. Revenue from such research grants is recognized when earned. In situations where TDR receives payment in advance for the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.  Such revenues, which are not refundable, generally do not involve difficult, subjective or complex judgments. The government grants that require the completion of certain objectives in the research and/or development processes are recognized as revenue when specific objectives were met. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. The Company does not have revenue from such grants for the three months period ended September 30, 2006.

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

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

The Company recognizes in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities:  A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired.

Advertising—The Company expensed advertising costs the first time the respective advertising took place.  The total advertising expenses incurred for the three months period ended September 30, 2006 was $462,737.

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

Provision for the PRC’s enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The income tax rate for both TDR and Kangxi is 15% based on State Council approval.

The High-Tech Industrial Development District was established in China to accelerate the development and industrialization of high-tech industries in some economic zones of the PRC. In order to create unique incentives for companies to locate in the High-Tech Industrial Development District, favorable corporate income tax rates have been established.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

The companies that have chosen to locate in the High-Tech Industrial Development District will be levied at 15 percent annually. Newly founded high-technology enterprises, including First, will enjoy an exemption from income tax for 2 years from the first year of operation.

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

Value added tax payable in The PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

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

A contingent liability is not recognized but is disclosed in the notes to the financial statements. When a change in the probability of an outflow occurs so that the outflow is probable, they will then be recognized.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

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

Retirement benefit costs – According to the PRC regulations on pension plans, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan.

Contributions to the pension or retirement plan are calculated at 23.5% of the employees’ salaries above a fixed threshold amount.  The employees contribute 2% to 8% to the pension plan, and the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at September 30, 2006 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”).  The standard provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances.  Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management of the Company is evaluating the impact of this standard, but does not anticipate that it will have a significant impact on its financial statements.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

3.   Summary of Significant Accounting Policies (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  This bulletin expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the accumulation of improper amounts on the balance sheet.  SAB No. 108 is effective for annual financial statements starting with the year ending December 31, 2006.  The Company is evaluating the impact of this bulletin and based on current information, the Company does not believe that it will have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This interpretation creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for years beginning after December 15, 2006. Management of the Company is evaluating the impact of this pronouncement, but does not anticipate that it will have a significant impact on its financial statements.

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

Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk. Ninety percent (90%) of the Company’s accounts receivable are less than 60 days in arrears. While such credit issues have not been significant, there can be no assurance that the Company will continue to experience the same level of credit losses in the future.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

4.   Concentrations of Business and Credit Risk (Continued)

The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

5.

Cash and Cash Equivalents

As of September 30, 2006, Cash and Cash Equivalents consist of the following:

Cash and Cash Equivalents	September 30, 2006
Cash on Hand	$ 5,397
Bank Deposits	5,736,913
Total Cash and Cash Equivalents	$ 5,742,310

6.

Accounts Receivable

As of September 30, 2006, Accounts Receivable totaled $2,142,080, net of Provisions for Doubtful Accounts.  Ninety percent (90%) of the Company’s receivable are less than 60 days in arrears.

Accounts Receivable	September 30, 2006
Trade receivables	$ 2,142,080
Allowance for doubtful accounts	-
Total Accounts Receivable	$ 2,142,080

7.

Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of September 30, 2006, Inventories consist of the following:

Inventory	September 30, 2006
Raw Material	$ 113,826
Parts and Supplies	156,907
Work-in-Process	144,038
Finished Products	55,031
Total Inventory	$ 469,802

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

8.

Subscription Receivable

In the quarter ended September 30, 2006, Company commenced a private offering to U.S. purchasers under Rule 506 of Regulation D, and a separate offering to foreign investors pursuant to Regulation S, resulting in the sale of a total of $3,000,000 in Units, consisting of common stock and warrants.  As of September 30, 2006, the Company sold a total of 162.54 Units at a price of $15,000 per Unit, each Unit consisting of 5,000 shares at a price of $3.00 per share, and warrants to purchase 2,500 shares of common stock at $3.50 per share.  As a result, the Company sold a total of 812,700 shares of the Company’s common stock in the total amount of $2,438,100 as of September 30, 2006.  At September 30, 2006, the Company had received $1,943,100 with a balance of $495,000 receivable.  The 812,700 shares of common stock are unregistered.  In connection with the offering, the Company incurred other offering expenses of $285,062. The net cash proceeds from the offering were $2,153,038 as of September 30, 2006.  Subsequent to September 30, 2006, the Company sold the remainder of Units (See Note 21).

In connection with the private placement, the Company also granted the placement agent, American Eastern Securities, Inc., a warrant to purchase up to $300,000 in Units sold in the private offerings, entitling American Eastern Securities, Inc. to purchase a total of 100,000 shares at a price of $3.00 per share, and warrants to purchase an additional 50,000 shares at a price of $3.50 per share on or before October 10, 2008.  As of September 30, 2006, 162.54 Units had been completed.  Therefore, American Eastern Securities, Inc., was entitled to 81,270 shares of common stock at a price of $3.00 per share and warrants to purchase 40,635 additional shares of common stock at a price of $3.50.

9.

Property and Equipment

All of TDR’s and its subsidiaries’ buildings and fixed assets are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 1995.  As of September 30, 2006, Property and Equipment consist of the following:

Property and Equipment	September 30, 2006
Buildings	$ 2,529,091
Automobiles	133,998
Furniture and Fixtures	9,216
Equipment and Machinery	1,361,008
Total Property and Equipment	4,033,313
Less: Accumulated Depreciation	(300,038)
Property and Equipment, Net	$ 3,733,275

For the three months period ended September 30, 2006, depreciation expenses totaled $25,492.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

10.

Intangible Assets

As of September 30, 2006, the Company’s Intangible Assets consist of the following:

Intangible Assets	September 30, 2006
Human urinary albumin elisa kit	$ 370,950
New Endothelin-1	1,702,765
AMI detection kit	300,214
HIV detection kit	100,071
Uterus cancer diagnostic kit	500,357
Breast cancer diagnostic kit	504,612
GMP Certificate	175,125
Other secret formulas and processes procedures	24,155
Total Intangible Assets	$ 3,678,249

11.

Accounts Payable and Accrued Expense

As of September 30, 2006, Accounts Payable and Accrued Expense is $1,091,951.

Accounts Payable and Accrued Expense	September 30, 2006
Accounts Payable	$ 649,792
Accrued Expense	442,159
Total Accounts Payable and Accrued Expense	$ 1,091,951

12.

Short-Term Loan

TDR has secured a loan with a bank in the amount of $505,255, which bears monthly interest at a rate of 0.6825%, and is secured by real property that has an estimated value of $619,988.  The loan is also personally guaranteed by Yanqing Liu, the Company’s President and a principal shareholder.  The loan is due on its maturity date on June 22, 2007.   During the three months period ended September 30, 2006, TDR incurred $10,952 of interest expenses associated with this loan.

Promissory Note Conversion

On August 3, 2006, ACPG signed a convertible promissory note (the “Note”) with Luminus Capital Management, Ltd. (“Luminus”), in the amount of $200,000.  The Note bears interest at 6.5% per annum with a maturity date of August 3, 2007, and is payable upon maturity or conversion of the Note.  On October 3, 2006, the Company announced that Luminus served notice to convert the Note into common shares at a price of $2.00 per share. The Note (including accrued interest) was converted on October 3, 2006, to approximately 100,000 shares of common stock.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

13.

Taxes Payable

As of September 30, 2006, Taxes Payable consists of the following:

Taxes Payable	September 30, 2006
Value Added Tax	$ 263,973
Enterprise Income Tax	317,524
City Tax	17,810
Education Surtax	10,560
Flood Preventing & Public Security Ensure Fee	1,912
Payroll Tax	8,793
Total Taxes Payable	$ 620,572

14.

Deferred Revenue – Government Grant

The Company received several federal government grants supporting the facility construction, research, development, and production of medicines.  These grants were nonrefundable to the State once awarded as long as the grants are used in the areas requested by the grants.  First used these federal grants to fund research and development projects, build infrastructure for development and/or manufacturing of medicines, and other activities that are within the scope of grants.  The remainder of the grants is deferred to the following years for qualified research and development activities.  All the completed projects and activities funded by the government grants were reported to and approved by the funding agencies for qualification of future grants.  For the three months period ended September 30, 2006, the Company deferred $73,009 of such federal grants.

15.

Income Taxes

TDR was incorporated in the PRC which is governed by the Income Tax Law of the PRC concerning Enterprises and various local income tax laws (the “Income Tax Laws"). Under the Income Tax Laws, enterprises generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply.  As of September 30, 2006, TDR has attained profitable operations for tax purposes. TDR and Kangxi are the enterprises authorized by the State Council as special entities; consequently, the enterprise income tax rate is reduced to 15%.

First elected to locate in the province designated as the High-Tech Industrial Development District, which is levied at 15 percent annually. However, First, considered as a newly founded high-tech enterprise, is enjoying exemption from income tax for 2 years from the first year of operation commencing with profits, and thereafter with a 50% exemption for the next three years.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

15. Income Taxes (Continued)

A reconciliation of the federal statutory income tax to the Company's effective income tax rate for the three months period ended September 30, 2006 is as follows:

September 30, 2006
Income before tax provision	$ 1,566,527
Taxation calculated at statutory rate 15%	234,979
Expenses were not deductible for taxation purposes	78,524
Tax charges for the three months period ended September 30, 2006	$ 313,503

The statutory tax rate represents the amount provided at the rate of 15% of favorable rate on the estimated assessable profits of the year. Deferred taxation has not been provided as there are no significant temporary differences.

16.

Related Party Transactions

Yanqing Liu and Xiaoyan Han, officers and majority shareholders of TDR, owned 100% common stock of ACPG prior to the merger with TDR described in Note 1.

Kangxi, the 100% owned subsidiary, sells products to TDR. Prior to the merger with First, the related party sales between TDR and Kangxi were $477,331, which was eliminated from the consolidated financial statements. During the three-month period ended September 30, 2006, First also incurred related party sales with TDR in the amount of $201,664 that were also eliminated from the consolidated financial statements.

The amounts due from (to) related parties as of September 30, 2006 are as follows:

Name	Balance at 9/30/2006	Maximum Outstanding Balance During the Year	Security Held

First - 100% owned Subsidiary	$ 13,645,500	$13,645,500	None

The amounts due are unsecured, interest free and have no fixed repayment terms, which was eliminated from the consolidated financial statements.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

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

The employee welfare and bonus reserve is used for the collective welfare of the employees of TDR. The enterprise expansion reserve is used for the expansion of TDR and can be converted to capital subject to approval by the relevant authorities. The Company recorded reserves of $787,288 as of September 30, 2006.  No adjustments are required under accounting principles generally accepted in the United States of America in 2006.

18.

Employee Retirement Benefits and Post Retirement Benefits

According to the Heilongjiang Provincial regulations pertaining to State pension plans, both employees and employers have to contribute to a pension plan. The pension contributions include an 8% contribution by individuals (employees) and contributions from the Company to the state retirement plan based on 20% of the employees’ monthly basic salaries. TDR’s employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their years of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees.

19.

Foreign Currency Translation Adjustment

For purposes of SFAS No. 52, the Company considers the US Dollar to be the reporting currency.  The accompanying financial statements are presented in U.S. Dollars.  TDR’s functional currency is Renminbi (“RMB”), the currency of the primary economic environment in which the entity operates. The reporting currency is USD in which these financial statements are presented is U.S. Dollars.   The Company’s statements are translated in accordance with Statement of Financial Accounting Standards No. 52 (SFA No. 52), which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing during the period.  The effects of unrealized exchange fluctuations on translating foreign currency assets and liabilities into U.S. Dollars are accumulated as a cumulative translation adjustment in shareholders’ equity.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

19. Foreign Currency Translation Adjustment (Continued)

As a result, the Company recognized in equity the effect of currency conversion in the amount of $156,410.

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

The Company, like any other distributor or manufacturer of products that are designed to be ingested, exposes the Company to the inherent risk of product liability claims in the events of possible injuries caused by the use of its products. The Company does not have liability insurance with respect to product liability claims; the insurance environment of China is neither sufficient nor mature. Inadequate insurance or lack of contractual indemnification from parties supplying raw materials or marketing its products, and product liabilities related to defective products could have material adverse effects on the Company.

In connection with closing of the Stock Exchange Agreement, the Company agreed to grant options to American Eastern Group, Inc. and Shenzhen DRB Investment Consultant Limited, entitling each of them to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share.

On October 17, 2006, the Company closed a private offering to U.S. purchasers under Rule 506 of Regulation D, and a separate offering to foreign investors pursuant to Regulation S, resulting in the sale of a total of $3,000,000 in Units, consisting of common stock and warrants.  The Company sold a total of 200 Units at a price of $15,000 per Unit, each Unit consisting of 5,000 shares at a price of $3.00 per share, and common stock purchase warrants to purchase an additional 2,500 shares (the “Warrants”).   As a result, the Company sold a total of 1,000,000 shares of the Company’s common stock, and issued Warrants to purchase up to an aggregate of 500,000 additional shares of common stock at any time before October 10, 2008, at a price of $3.50 per share.

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

20. Commitments and Contingencies (Continued)

The Warrants have a “call” provision entitling the Company to call for the exercise of the Warrants at any time after January 10, 2008, if the bid price of the Company’s common stock averages over $6.00 per share for any consecutive one-week period.   The private offerings commenced on or about August 10, 2006.   At the time of commencement of the private offerings, the bid price of the common stock of the Company was $3.75.  A total of approximately 162.54 Units were sold in the private offering prior to September 30, 2006, and the balance of 37.46 Units was sold after September 30, 2006.

In connection with the private placement, the Company also granted the placement agent, American Eastern Securities, Inc. (“American Eastern”), a warrant to purchase up to $300,000 in Units sold in the private offerings, entitling American Eastern to purchase a total of 100,000 shares at a price of $3.00 per share, and warrants to purchase an additional 50,000 shares at a price of $3.50 per share on or before October 10, 2008.  As of September 30, 2006, 162.54 Units had been completed.  Therefore, American Eastern was entitled to 81,270 shares of common stock at a price of $3.00 per share and warrants to purchase 40,635 additional shares of common stock at a price of $3.50.  The Company recognized $71,111 in compensation expense for the fair value of these terms pursuant to FAS123r.

All of the shares involved in the private offering are unregistered as of September 30, 2006.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

21.

Subsequent Events

Private Placement

On October 17, 2006, the Company closed a private offering to U.S. purchasers under Rule 506 of Regulation D, and a separate offering to foreign investors pursuant to Regulation S, resulting in the sale of a total of $3,000,000 in Units, consisting of common stock and warrants.  The Company sold a total of 200 Units at a price of $15,000 per Unit, each Unit consisting of 5,000 shares at a price of $3.00 per share, and common stock purchase warrants to purchase an additional 2,500 shares (the “Warrants”).   As a result, the Company sold a total of 1,000,000 shares of the Company’s common stock, and issued Warrants to purchase up to an aggregate of 500,000 additional shares of common stock at any time before October 10, 2008, at a price of $3.50 per share.  The Warrants have a “call” provision entitling the Company to call for the exercise of the Warrants at any time after January 10, 2008, if the bid

China Sky One Medical, Inc.

Notes to the Consolidated Financial Statements

As of September 30, 2006

(Expressed in US Dollars)

(Unaudited)

21. Subsequent Events (Continued)

price of the Company’s common stock averages over $6.00 per share for any consecutive one-week period.   The private offerings commenced on or about August 10, 2006.   At the time of commencement of the private offerings, the bid price of the common stock of the Company was $3.75.  A total of approximately 162.54 Units were sold in the private offering prior to September 30, 2006, and the balance of 37.46 Units was sold after September 30, 2006.

In connection with the offering, the Company incurred other offering expenses of $285,062. The net cash proceeds from the offering were $2,153,038 as of September 30, 2006.

In connection with the private placement, the Company paid the placement agent, American Eastern Securities, Inc., a commission of 9% of the gross proceeds of the offering, and have also granted the placement agent, a warrant to purchase up to $300,000 in Units sold in the private offerings, entitling American Eastern Securities, Inc. to purchase a total of 100,000 shares at a price of $3.00 per share, and warrants to purchase an additional 50,000 shares at a price of $3.50 per share on or before October 10, 2008.

All of the shares involved in the private offering are unregistered as of September 30, 2006.

Promissory Note Conversion

On October 3, 2006, the Company announced that Luminus served notice to convert a US$ 200,000 Convertible Promissory Note (the “Note”) into common shares at a price of US$2.00 per share. The Note (including accrued interest) was converted on October 3, 2006, into approximately 100,000 shares of common stock.

Establishment of Subsidiary

On October 16, 2006, the Company successfully entered into the field of research and development of tissue and stem cell banks, with the establishment of Harbin Tian Qing Biotech Application Company.

The Health Department of Heilongjiang Province, on the basis of the evaluation of results from experts, issued a document approving and authorizing the Company to enter into the above-mentioned development areas.  Harbin Tian Qing Biotech Application Company, now a wholly-owned subsidiary of the Company, obtained legal operation rights in these fields, which prevents other companies from entering the same fields in the Heilongjiang Province.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

The statements contained in this report include forward-looking statements about information of possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions or the negative of such words or expressions. These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company’s actual results may differ materially from those expressed in these forward-looking statements.

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The discussion that follows is based on our consolidated results of operations for the periods ended September 30, 2006 and September 30, 2005.

OVERVIEW

On May 11, 2006, American California Pharmaceutical Group, Inc. (“ACPG”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of Comet Technologies, Inc., a Nevada corporation (“Comet”).  The terms of the Exchange Agreement were consummated and the transaction was closed on May 30, 2006.  As a result of the transaction, Comet issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, or approximately 93% of the outstanding common stock of Comet in exchange for 100% of the capital stock of ACPG, and the former Comet shareholders now hold a total of 735,993 shares of common stock, or 7% of the outstanding common stock, including stock granted under a consulting agreement to Comet’s two current officers, who resigned as officers and directors at the closing.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D thereunder. Prior to the transaction, there were no material relationships between the Company and Comet or any of their respective affiliates, directors or officers or any associates of such offices or directors.

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

The Company, a Nevada corporation, is a holding company whose principal operations are through its subsidiaries, which are engaged in the manufacture, marketing and distribution of pharmaceutical and medicinal products.  Through its wholly-owned subsidiaries, American California Pharmaceutical Group, Inc. (“ACPG”), Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), Kangxi Medical Care Product Factory (“Kangxi”), and Harbin First Bio-Engineering Company Limited (“First”), the Company’s principal revenue source is the manufacture and sale of over-the-counter pharmaceutical products.

References below to the “Company” refer to the Company and its subsidiaries combined.

ACPG, a wholly-owned subsidiary of the Company, operates as a holding company for the other subsidiaries.  TDR’s principal business is the manufacture and sale of branded nutritional supplements and over-the-counter plant and herb-based medicinal products. Its manufacturing facilities are in the City of Harbin, Heilongjiang Province.  It has evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicinal products sold primarily to and through domestic pharmaceutical chain stores in China with its subsidiaries, Kangxi and First.  Kangxi’s principal business activity is to manufacture and sell branded external use Chinese medicine and other natural products under the registered trademark “Kangxi.”  It has six (6) product lines: spray, ointment, powder, patch, cream, and miscellaneous health and beauty products.  It has become one of the leading external use Chinese medicine factories with a full range of product lines and development capacity.  First’s principal business activity is to research and develop the use of natural medicinal plants and biological technology products such as New Endothelin-1.  First is one of the first companies in Heilongjiang Province conducting research and development of high technology biological products. Its facility is now under final inspection by the Chinese State Food and Drug Administration (“SFDA”) for the qualification as a certified GMP production facility.   On July 31, 2006, Kangxi merged with First, with Kangxi’s existing business activities continuing under First.

Through its subsidiaries, the Company has established several long term partnerships with well-known universities and enterprises in the PRC.  It has built a gene medicine laboratory through a collaborative effort with Harbin Medical University; established a cell laboratory with North East Agricultural University; and founded a monoclonal antibody laboratory with Jilin University.  As a result of one of these collaborations with Harbin Medical University, a product known as "Endothelin-1" is currently under development. At such time as development is successfully completed, the Company will commence efforts to market Edothelin-1 as a new anti-cancer medicine. There can be no assurance, of course, that these development efforts, or that any subsequent efforts to obtain SFDA approval of the product, will be successful.  The

Company, in collaboration with Harbin Medical University, has completed a laboratory experimental study pertaining to Edothelin-1, which is required prior to clinical trials, and is currently applying for approval to enter clinical experiments.  This medicine has been recognized by the PRC as the “Top Category in New Medicine.”  In order to qualify as the “Top Category in New Medicine,” a company must have intellectual property rights, high technology involvement, strong innovation, and the medicine must be the first of its kind to be introduced to the PRC.  The Company has ownership of the intellectual property rights pertaining to this technology, and has obtained an invention patent in China.  Under its partnership arrangements with other universities and research institutions, the Company will generally hold the intellectual property rights to any developed technology.

At present, the Company’s ongoing research is divided into four areas: (1) the development of an enzyme-linked immune technique to prepare extraneous diagnostic kits; (2) the development of an enzyme linked gold colloid technique to prepare an extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; (4) the development of a biology protein chip for various tumor diagnostic applications.  In 2006, the Company became engaged in research and development related to tissue and stem cell banks, as described under “Item 6 – Other Information.”

The Company currently has ten biological products under development.  They are a human urinary albumin elisa kit; an AMI detection kit; HIV detection kit; a uterus cancer diagnostic kit; a breast cancer diagnostic kit; a liver cancer diagnostic kit; a rectum cancer diagnostic kit; a gastric cancer diagnostic kit; a gene recombination drug; and a multi-tumor marker protein chip detection kit.  The development of these products will be completed as early as 2006 for some products, and is expected to continue through 2009 or beyond for other products.  The Company is also working to establish two sales networks and cell banks covering domestic and international markets.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

The Company’s principal business operations are conducted through its wholly owned subsidiary Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

RESULTS OF OPERATIONS

Comparison of Three-Month Periods Ended September 30, 2006 and September 30, 2005

	Three Months Ended
	September 30, 2006	September 30, 2005
REVENUES
Sales	$6,772,575	$2,268,897
Government Grant	-
Total revenues	6,772,575	2,268,897

COST OF GOOD SOLD
Cost of good sold	2,207,373	720,962
Total cost of good sold	2,207,373	720,962

Gross Profit	$4,565,202	$1,547,936

Comparison of Nine-Month Periods Ended September 30, 2006 and September 30, 2005

	Nine Months Ended
	September 30, 2006	September 30, 2005
REVENUES
Sales	$15,888,685	$6,036,590
Government Grant	52,244	-
Total revenues	15,940,929	6,036,590

COST OF GOOD SOLD
Cost of good sold	4,402,127	1,816,171
Total cost of good sold	4,402,127	1,816,171

Gross Profit	$11,538,802	$4,220,420

Revenues increased by 198% in the third quarter ended September 30, 2006, to $6,772,575 from $2,268,897 in the same quarter of 2005, resulting in gross income of $4,565,202 for the third quarter compared to gross income of $1,547,936 in the third quarter of 2005. For the nine months period ended September 30, 2006, sales increased by 163% to $15,888,685 from $6,036,590 in the same period of 2005, resulting in gross income of $11,538,802 for the nine months ended September 30, 2006, compared to gross income of $4,220,420 in the same period of 2005. The gross margin increased 4%.  This was mainly attributable to sales associated with the introduction of numerous new products; increase in domestic distribution centers; and a new sales line to sell other manufactured brands through its distribution channel.

Earnings to common shareholders were $1,566,527 for the three months ended September 30, 2006, or $0.14 per share, compared with $548,768, or $0.05 per share, at September 30, 2005.  Earnings to common shareholders were $4,071,751 for the nine months ended September 30, 2006, or $0.37 per share, compared with $1,562,519 or $0.14 per share at September 30, 2005.  The $2,509,232 increase in earnings is attributable to strong performances from the distribution channel system, as well as the addition of a new line of service in 2006 to sell other manufactured brands through its distribution channel. The new service line gross sales for the nine months and three months ended September 30, 2006, is around $4,796,000 and $1,701,000, respectively, which is approximately 30% of total sales.

A government grant was recognized of $52,244 in the second quarter (first quarter: $0) of 2006.  The government grant was issued to support the Company’s research and development, and production of medicines.  The grant is recognized as income over the period necessary to match the related costs.  This decrease in government grant received was also due to the expansion in size of the Company and an increase in revenue and capital.  However, there was no grant revenue recognized in the third quarter of 2006.

Gross profit margin is 72% for the nine months period ended September 30, 2006, and 70% for the same period in 2005.  The increase in gross profit margin for the nine months ended September 30, 2006, compared to the same period in 2005, is due to the elimination or reduction of promotional expenses in 2005 to promote Company products.  From time to time, the Company may incur additional promotional expenses in connection with the sale of its products. These promotional expenses should result in higher unit volumes of sales of these products.  The management teams are periodically evaluating the costs of the Company’s products and to better control these costs moving forward.

Expenses

Comparison of Three-Month Periods Ended September 30, 2006 and September 30, 2005

	Three Months Ended
	September 30, 2006	September 30, 2005
Operating Expenses
General, administrative and selling expenses	$2,674,507	$891,747
Total operating expenses	2,674,507	891,747

Other Income (Expenses)
Interest income	(287)	-
Interest expense	10,952	9,021
Total other ( income) expenses	$10,665	$9,021

Comparison of Nine-Month Periods Ended September 30, 2006 and September 30, 2005

	Nine Months Ended
	September 30, 2006	September 30, 2005
Operating Expenses
General, administrative and selling expenses	$6,656,598	$2,367,285
Total operating expenses	6,656,598	2,367,285

Other Income (Expenses)
Interest income	-	-
Interest expense	28,284	9,221
Total other ( income) expenses	$28,284	$9,221

Finance costs increased by 18% to $10,665 in the third quarter from $9,021 in the same quarter in 2005.  This increase is deemed to be insignificant.  Interest expenses of $28,284 represented the interest incurred in the nine months period ended September 30, 2006, associated with bank loans of $705,255.

Selling, general and administrative expenses (“S, G, & A”) increased to $2,674,507 for the three-month period ended September 30, 2006, from  $891,747 for the three-month period ended September 30, 2005.  The increase was mainly attributable to an increase in gross sales of approximately $4.5 million, and a corresponding increase in revenue related expenses including sales commission, salaries and welfare to administrative, selling staff, etc.  S, G, & A expenses increased to $6,656,598 for the nine-month period ended September 30, 2006, from $2,367,285 for the nine-month period ended September 30, 2005, due primarily to an increase in sales of $9,904,339.  It was also due to compensation expenses for stocks and warrants committed to the placement agent in the total amount of $71,111 in connection with the private placements for the quarter ended September 30, 2006, pursuant to the requirement of FAS123r.

Research and development expenses were $48,413 for the three months ended September 30, 2006 compared to $101,948 for the nine months ended September 30, 2005.  R & D expenses increased in the quarter ended September 30, 2006 compared to the same period in 2005 due to research and development associated with our weight loss product. We anticipate R & D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for all of our products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets primarily consist of its operating subsidiaries, marketable properties for sales, cash and cash equivalents.

Cash and equivalents increased by $2,804,977 or 95% to $5,742,310 as of September 30, 2006, compared to $2,937,333 at September 30, 2005.  This was mainly due to funds from bank deposits generated from additional common stocks issuance, of $2,665,200.

The Company’s current ratio at September 30, 2006 was 3.20.  Its primary sources of funds include cash balances, cash flow from operations, and potentially the proceeds of borrowing or sales of equity.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's planned operating and capital requirements.

There was no restrictive bank deposit pledged as of September 30, 2006. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Accounts receivables increased by $828,226 or 86% to $2,086,339 as of September 30, 2006, compared to $1,258,113 as of September 30, 2005.  This increase is primarily due to an increase in sales of $9,904,339.  Ninety percent of the Company’s receivables are aged less than 60 days.

Inventories increased by $69,990 to $451,130 as of September 30, 2006, from $381,140 as of September 30, 2005.  The Company has a small inventory on hand primarily due to the enhanced productivity of newly purchased equipment and machinery, and the popularity of Company products in the market.

Properties and equipment, stated at cost less accumulated depreciation and amortization, consist of:

	September 30, 2006	September 30, 2005
Buildings	$2,529,091	$630,271
Automobiles	133,998	65,343
Furniture and fixtures	9,261	27,971
Equipments	1,361,008	84,402
Total Property and Equipments	4,033,313	807,933
Less: Accumulated depreciation and amortization	(300,038)	(204,443)
Property and Equipment, Net	$3,733,275	$603,490

Net book value of fixed assets increased by $3,129,785 to $3,733,275 as of September 30, 2006, compared to $603,490 as of September 30, 2005, which was attributable to the purchase of equipments, and building constructed (convert from Construction-In-Progress).

Construction-in-progress represents the facility project of Harbin First Bio-Engineering Company Limited (“First”).  Construction-in-progress represents the cost of the land use rights, capitalized interest expenses, related pre-approval capital expenditures and government approval fees.  As of September 30, 2006, there is none.

Intangible assets increased by $3,092,883 or 528% to $3,678,249 as of September 30, 2006 from $585,366 as of September 30, 2005.  This is due to the purchase of several cancer diagnostic kits and registration of GMP Certificate.

Current Liabilities	September 30, 2006	September 30, 2005

Accounts payables and accrued expenses	$1,091,951	$1,033,463
Short-term loan – secured	705,255	493,212
Payable – related parties	-	6,000
Advanced customer deposits	-	-
Wages payable	273,346	168,517
Welfare payable	127,495	90,512
Taxes payable	620,572	217,586
Deferred revenue – government grant	73,009	55,782
Total Current Liabilities	$2,891,628	$2,009,290

Current liabilities increased by $882,338 or 44% to $2,891,628, as of September 30, 2006, compared to $2,009,290 as of September 30, 2005.  This increase was attributable to an increase in short-term loans and accounts payable and accrued expenses.

Accounts payable increased by $58,488 or 6% to $1,091,951 as of September 30, 2006, compared to $1,033,463 as of September 30, 2005.  This increase is considered nominal, particularly given the increase in sales volume.

A short-term loan totaling $705,255 as of September 30, 2006 (September 30, 2005: $493,212) (extended by a commercial bank) was used to finance TDR’s operating capital needs.  The bank loan is secured and bears monthly interest at 0.825% and is mature on June 22, 2007. During the nine-month period ended September 30, 2006, TDR incurred $9,221 of interest expenses associated with the borrowing on this loan.

Capital reserve represents that amount appropriated from net income after tax (Enterprise Income Tax) for the period/year.  As stipulated by the relevant laws and regulations applicable to China's foreign invested enterprises, TDR is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to the statutory surplus reserves which include a general reserve, an enterprises expansion reserve, and employee welfare and bonus reserves. Pursuant to the relevant PRC regulations and the provisions of the Company’s Memorandum and Articles of Association, the Company is required to appropriate 10% of the net distributable profit after enterprise income tax to capital reserve, profit attributable to the shareholders shall be appropriated in the following sequence; the general reserve is used to offset future extraordinary losses as defined under PRC GAAP. TDR may, upon a resolution passed by the owners, convert the general reserve into capital.

The employee welfare and bonus reserve is used for the collective welfare of the employees of TDR. The enterprise expansion reserve is used for the expansion of TDR and can be converted to capital subject to approval by the relevant authorities. The Company has recorded reserves of $781,526 in 2006.  No such adjustments are required under accounting principles generally accepted in the United States of America in 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2006, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

The Company’s balance sheet includes amount of assets and liabilities whose fair values are subject to market risk. Market risk is the risk of loss arising from adverse changes in market prices or interest rates. Generally, the Company’s borrowing is short to medium term in nature and therefore approximates fair value. The Company currently has interest rate risk as it relates to its fixed maturity mortgage participation interest. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs by closely monitoring its interest rate debt.

The Company has certain equity risks as it relates to its marketable equity securities, and foreign currency risks as it relates to investments denominated in foreign currencies. The Company and its subsidiaries are mainly located in China, and there were no significant changes in exchange rates, during the reported periods.  However, unforeseen developments may cause a significant change in exchange rates.  The Company is subject to commodity price risks arising from price of construction materials.

The Company is subject to market and channel risks. Over 90% of the Company’s sales are made in the PRC, where the Company primarily sells its products through drug chain stores. Because of this, the Company is dependent to a large degree upon the success of that distribution channel as well as the success of specific retailers in the distribution channel. Many of the drug stores are individual stores or very small chains, and only a few are large chain drug stores.  The Company relies on these distribution channels to purchase, market, and sell its products.  The Company’s success is dependent, to a large degree, on the growth and success of the drug stores, which may be outside its control. There can be no assurance that the drug store distribution channels will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market.  There can be no assurance that retailers in the drug store distribution channel, in the aggregate, will respond or continue to respond to the Company’s marketing commitment in these channels.

The Company is highly dependent upon the public perception and quality of its products, consumers’ perception of the safety and quality of its products, as well as similar products distributed by other companies.  Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on the Company, regardless of whether these reports are scientifically supported.  Adverse publicity may have a material adverse effect on the Company’s business, financial condition, and results of operations.  There can be no assurance of future favorable scientific results and media attention, or of the absence of unfavorable or inconsistent findings.

Item 3 - Controls and Procedures

As of the period ended September 30, 2006, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2006, the Company closed a private offering to accredited U.S. purchasers under Rule 506 of Regulation D, and an offering to foreign investors pursuant to Regulation S, resulting in the sale of a total of $3,000,000 in Units, consisting of common stock and warrants.  The Company sold a total of 200 Units at a price of $15,000 per Unit, each Unit consisting of 5,000 shares at a price of $3.00 per share, and common stock purchase warrants to purchase an additional 2,500 shares (the “Warrants”).   As a result, the Company sold a total of 1,000,000 shares of the Company’s common stock, and issued Warrants to purchase up to an aggregate of 500,000 additional shares of common stock at any time before October 10, 2008, at a price of $3.50 per share.  The Warrants have a “call” provision entitling the Company to call for the exercise of the Warrants at any time after January 10, 2008, if the bid price of the Company’s common stock averages over $6.00 per share for any consecutive one-week period.   The private offerings commenced on or about August 10, 2006.  At the time of commencement of the private offerings, the bid price of the common stock of the Company was $3.75.  A total of approximately 163 Units were sold in the private offering prior to September 30, 2006, and the balance of 37 Units was sold after September 30, 2006.

In connection with the private placement, the Company also granted the placement agent, American Eastern Securities, Inc., a warrant to purchase up to $300,000 in Units sold in the private offerings, entitling American Eastern Securities, Inc. to purchase a total of 100,000 shares at a price of $3.00 per share, and warrants to purchase an additional 50,000 shares at a price of $3.50 per share on or before October 10, 2008.

All of the shares involved in the private offerings are unregistered as of September 30, 2006.  As indicated, all of the securities were sold only to accredited investors, and are restricted securities.  All of the securities were sold in the U.S. in reliance upon the exemption set forth under Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended, and Rule 506 of Regulation D thereunder, and sales to foreign investors were made in reliance upon Regulation S of the Securities Act.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

Umbilical Cord Blood and Stem Cell Bank Project

The Company has recently organized Harbin Tian Qing Biotech Application Company (“Harbin Biotech”) as a wholly-owned subsidiary, to conduct research and development in the areas of tissue and stem cell banks.

Research in biotechnology areas such as tissue and stem cell banks has historically been controlled tightly by the government of the PRC.   Recently, however, the PRC government has altered its policies to allow one company per each geographic area in China to become actively engaged in research in these areas, with the result that many companies have applied to become engaged in this area of research and development, including the Company.

In August, 2006, the Company applied with the Ministry of Health of the PRC to become engaged in the research and development of stem cell and tissue banks and related biotechnology areas.   Following an extensive review by the applicable local office of the Health Department of Heilongjiang Province, the Company’s application to was approved on October 16, 2006, granting the Company the exclusive right and license to become engaged in tissue and stem cell bank activities in the Heilongjiang Province, PRC.  The Company organized Harbin Biotech to conduct these business operations, as required by Heilongjiang Province.

Blood from umbilical cords – a byproduct of normal childbirth  - is a good source of potentially life-saving stem cells, called Hematopoietic progenitor cells (HPCs), the type of stem cells also found in bone marrow and mobilized peripheral blood that give rise to various kinds of blood cells.   Transplants of these stem cells have been effective in treating diseases of the blood and immune system, such as anemia and leukemia.   Consequently, in many parts of the world, cord blood, once seen as a waste to be discarded after a birth, is now viewed as a valuable resource.

Over the past decade, several public and private cord blood banks have been established in other parts of the world to provide for the collection and preservation of these cells.   The PRC is now making these activities available to a limited number of private enterprises in different parts of the PRC, including the Heilongjiang Province where the Company conducts its principal operations.   As indicated, Harbin Biotech will have the exclusive right and license to establish a research and development business in this area in northeast China.

Typically, public cord blood banks collect and store umbilical cord blood donated by women at the birth of a child.   This blood is preserved and stored and made available for a significant fee to anyone who needs it in the future.   The children of the donor may, in turn, be able to use the stored stem cells to fight various diseases, immune deficiencies and genetic disorders.   Storing the stem cells will come at a cost to the donor, consisting of a sizable initial fee and an annual maintenance fee for each year of storage.

The Company, through Harbin Biotech, is in the process of implementing a plan to establish a cord stem cell and tissue bank at its newly established facility outside Harbin, Heilongjiang Province, PRC, which is expected to be completed in 2008 or 2009.   The total expected project cost to complete the project is $30 million U.S. Dollars.    The Company has recently completed a private offering of $3,000,000 or its equity securities, of large portion of which will be utilized to advance this project, in purchasing necessary cell bank equipment; undertaking research and development and purchasing related research equipment; covering marketing and promotional costs; and covering initial overhead and project costs.

This project is a substantial commitment by the Company, and consequently involves a number of significant risks, including:

(1)

The Company will need to raise substantial additional capital to fund this project over the next two years, through borrowings, the sale of equity or from income from operations.   There can be no assurance the Company will be successful in obtaining capital when needed, or on favorable terms.   If the Company is not successful in obtaining capital on a timely basis, the project could be severely compromised.

(2)

The Company’s ability to enter this area is subject to the laws and requirements of the PRC.   The Company has received approval from the government to engage in these business operations in northeast China on an exclusive basis.   However, there can be no assurance the PRC government will not restrict or cancel the Company’s rights, or allow other competitors to become engaged in this business in northeast China, which would it more difficult for the Company to compete.

(3)

Stem cell banking is still in its development stages, and there remain many technical and development challenges, including issues pertaining to the long-term viability of cryogenically frozen cord blood.

(4)

The project will be managed by Liu Yan-Qing, the Company’s President.   The success of the project, therefore, will be dependent to a large extent on the health and continuing involvement of Liu Yan-Qing.

A large part of the Company’s efforts and resources will be focused on this business over the next few years.   While the Company does not expect that this will have a negative impact on its current core business – the manufacture and sale of nutritional medicinal products – the establishment of this business will require substantial managerial, technical and financial resources.

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibits.

Exhibit	Description
31.1	Principal Executive Officer Certification*
31.2	Principal Financial Officer Certification*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*Included herein pursuant to Item 601(b) 31 of Regulation SB.

**Included herein pursuant to Item 601(b) 32 of Regulation SB.

(b)

Reports on Form 8-K.

On July 26, 2006, the Company filed a Current Report on Form 8-K reporting a change in the Company’s certifying accountants, a change in the Company’s shell status, and reporting the effectiveness of the Company’s name change from Comet Technologies, Inc. to China Sky One Medical, Inc.

On October 17, 2006, the Company filed a Current Report on Form 8-K reporting the closing of a private offering to U.S. purchasers under Rule 506 of Regulation D, and a separate offering to foreign investors pursuant to Regulation S, resulting in the sale of a total of $3,000,000 in Units, consisting of common stock and warrants.  (See “Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds,” above).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Date:  November 14, 2006

By:

/s/Liu Yan-Qing

Liu Yan-Qing, President, CEO

Date:  November 14, 2006

By:

/s/ Han Xiao-Yan

Han Xiao-Yan, CFO