Form 10KSB
period 2006-12-31
CHINA SKY ONE MEDICAL, INC.
filed 2007-04-02
CIK 798985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[ X ]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

[   ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No.:  0-26059

CHINA SKY ONE MEDICAL, INC.

(Exact name of Registrant as specified in its Charter)

Nevada	87-0430322
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer ID Number)

Room 1706, No. 30 Di Wang Building, Gan Shui Road,

Nandang District, Harbin, People’s Republic of China 150001

        (Address of Principal Executive Offices) (Zip Code)

No.38 Dingxin 3rd Street, Nangang District, Harbin,

Heilongjiang Province, People’s Republic of China 150001

Former name, former address and former fiscal year, if changed since last report.

Registrant's Telephone Number including Area Code:  86-451-53994073 (China)

Securities Registered Under Section 12(b) of the Exchange Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]     No [  X ]

State issuer’s revenues for its most recent fiscal year.  $19,768,960.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  On the basis of the last sale price on March 26, 2007, of $8.00, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $45,924,168.

As of March 30, 2007, the registrant had outstanding 12,036,696 shares of its common stock.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I

      Page No.

Item 1.

Description of Business

2

Item 2.

Description of Property

31

Item 3.

Legal Proceedings

31

Item 4.

Submission of Matters to a Vote of Security Holders

31

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

31

Item 6.

Management’s Discussion and Analysis or Plan of Operation

34

Item 7.

Financial Statements

F-1

Item 8.

Changes In and Disagreements With Accountants on Accounting and

Financial Disclosure

45

Item 8A.

Controls and Procedures

45

Item 8B.

Other Information

46

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance With Section 16(a) of the Exchange Act

46

Item 10.

Executive Compensation

48

Item 11.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

52

Item 12.

Certain Relationships and Related Transactions

53

Item 13.

Exhibits

54

Item 14.     Principal Accountant Fees and Services

56

PART I

ITEM 1. DESCRIPTION OF BUSINESS

All of the business of China Sky One Medical, Inc., is conducted through its wholly-owned subsidiary, American California Pharmaceutical Group, Inc., a California corporation  (“ACPG”), which, in turn, conducts its business through its wholly-owned subsidiary, Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries, described below.  All references in this Form 10-KSB, unless the context otherwise indicates, to “China Sky,” “the “Company,” “we,” “us,” “our,” and the like, shall mean China Sky One Medical, Inc., combined with ACPG, and its subsidiary, TDR, and TDR’s subsidiaries.

ACPG was incorporated on December 16, 2005, in the State of California, under the name “QQ Group, Inc.”  It changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the stock exchange transaction with China Sky (then known as “Comet Technologies, Inc.”), described below.   On December 8, 2005, ACPG completed a stock exchange transaction with TDR and TDR’s subsidiaries.  Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

On May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of the Company (then known as “Comet Technologies, Inc.”).  The terms of the Exchange Agreement were consummated and the transaction was closed on May 30, 2006.  As a result of the transaction, the Company issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D thereunder.  As a result of the transaction, ACPG is now a wholly-owned subsidiary of the Company, and the Company, which previously had no material business operations, is a holding company for the business of ACPG and its subsidiaries.

ACPG is only a holding company, and has no revenues (and relatively nominal expenses), except those related to its ownership of TDR and its subsidiaries.  TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, in the People’s Republic of China (the “PRC”).  TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC with an authorized capital of $l,330,314 (Renminbi (“RMB”) 11.015 million).  TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited (“First”) and Kangxi Medical Care Product Factory (“Kangxi”), until July, 2006, when Kangxi was merged into First.

BUSINESS OF TDR

GENERAL

We are engaged, through TDR and subsidiaries, in the development, manufacture, marketing and sale of over-the-counter nutritional and medicinal products.  TDR’s principal business is the manufacture and sale of branded nutritional supplements and over-the-counter plant and herb based pharmaceutical and medicinal products.   We have evolved into an integrated manufacturer, marketer and distributor of external use Chinese medicine products sold primarily to and through China domestic pharmaceutical chains.  The Company sells both its own manufactured products, and medicinal and pharmaceutical products manufactured by others in the PRC.

Our manufacturing facilities are in the City of Harbin, Heilongjiang Province.

Our principal products are external use Traditional Chinese Herbal Remedies/ Medicines (“TCM”).  Using various formulas, we produce a number of TCM products with several forms of delivery including creams and ointments, powders, sprays, various medicated skin patch products, and herbs believed to have complimentary effects.

Our principal operations are through TDR in the PRC, where TDR has sales distribution covering most of China and the Hong Kong Special Administration Region.   We also export our products to 11 other countries, including Germany, Denmark, Switzerland, Hungary, South Korea, Singapore, and the United States.

         TDR has also established several long-term relationships with well-known universities and enterprises in the PRC, as described below under “Current Research and Development.”  Through these relationships, TDR hopes to develop a number of additional products it will be able to manufacture and market in the PRC and in other countries.

The State Food and Drug Administration of the government of the PRC (“SFDA”) issues the licenses and petitions for permission to manufacture and market pharmaceutical products in the PRC.  TDR has been granted 9 product licenses and permits, which have allowed TDR to commercialize a total of 36 products.  TDR is undertaking efforts to develop a series of 10 new products, and is planning to register these products with the SFDA over the next 5 years.   TDR has also registered 7 patents with the State Intellectual Property Rights Bureau of the PRC, which includes packing design patents as well as product ingredients patents.  TDR plans to continue registering patents resulting from its ongoing product research and development.

Harbin First Bio-Engineering Company Limited

Harbin First Bio-Engineering Company Limited (“First”) was formed in Heilongjiang Province, in the PRC, on September 26, 2003 with an authorized capital of $241,546 (RMB 2 million).  First has been a wholly-owned subsidiary of TDR since its inception.  First focuses on research and development of the use of natural medicinal plants and biological technology products, such as Endothelin-1.  First is one of the first companies in Heilongjiang Province conducting research and development of high technology biological products.  First has two production lines:  an enzyme immunity reagent kit production line, and a colloid gold production line.  First officially put its facility into production on July 21, 2006.

In July, 2006, Kangxi Medical Care Product Factory (“Kangxi”) was merged into First.   Kangxi was formed on July 20, 2001, in the City of Harbin, Heilongjiang Province, in the PRC, with an authorized capital of $60,386 (RMB 500,000).  Kangxi manufactures and sells branded external use Chinese medicine and other natural products under the registered trademark “Kangxi.” Kangxi produces and sells its products to TDR for distribution and resale.  It has four production lines: spray, ointment and cream, powder, and patch.

PRODUCTS

We manufacture over thirty-seven (37) branded products, which management believes enables it to maintain better control over product quality and availability while also reducing production costs.   We also sell a total of eight (8) products manufactured by other firms (See “Other Products,” below).  Our manufacturing operations are conducted in its facilities located in Harbin City, China.  We maintain a working relationship with a number of outside manufacturers, including softgel manufacturers and packagers, and utilize these outside sources from time to time.

We sell our products under three basic categories:  cosmetics  (4 items); medical devices (4 items); and external use medicinal or pharmaceutical external use products (over 22 items).  TDR sells a variety of products in different forms, including sprays, ointments and creams, powders, and patches.

Set forth below is a description of the principal products we manufacture.

Sumei Slim Patch

The Sumei Slim Patch is marketed and sold in the PRC as a more natural way to lose weight.  The Sumei Slim Patch uses Saponin to regulate and restrain the excessive secretion of certain hormones, while promoting others. The Sumei Slim Patch is believed to foster weight loss and prevent weight gain.

Pain Killer Patch

A pain killer patch applied to the neck, shoulder and waist, this product is a treatment to fend off fever, promote well-being and to relieve diarrhea.  The patch is used for a number of ailments, including fever, headache, dysentery of a heat type, diarrhea and stiffness and pain in the neck caused by hypertension.

Anti-Hypertension Patch

The anti-hypertension patch is based on five thousand years of Chinese herbal vein therapy that has been adapted to a modern trans-dermal therapeutic system (TTS).  The product utilizes a Body-Yong-Guan point technique, which is believed to maximize the effectiveness of the medicinal ingredients.  The product is believed to stimulate blood capillaries, and is believed to be effective in improving circulation and in reducing blood pressure.

Dysmenorrheal Patch

This is a soft patch, applied externally, for pain relief from dysmenorrheal (menstrual cramps) that combines traditional Chinese point therapy and modern trans-dermal technology.   This product contains a pure herb formula selected from rare Chinese herbs or plants which is refined to extract the effective ingredients.  This product is believed to be effective in regulating microcirculation, in balancing the functions of the human body and in enhancing the immunity response of women.  It is believed to be effective in treating the dysmenorrheal (cramping) in a woman’s critical days, and in regulating pain and catamenia (menstruation period).

Yin Ke Psoriasis Spray

Psoriasis is a disease that is difficult to treat.  TDR’s scientists have focused their efforts in finding treatments for this disease.  This product contains a Chinese herbal that is believed to be effective in killing pathogenic ringworms inside or under the skin, causing scale-like skin to fall off, and allowing healthy skin to grow.

Wart Removing Spray

This product has been developed to eliminate the virus in a tumor or wart.  The product is effective in removing warts, through a strong permeation and sterilization process.  The product is a highly concentrated washing liquid that is applied to the topical area.

Chilblain Ointment

This product contains Rhizoma Paridis, Rhizoina Bletilae and Camphor, and is refined from Chinese herbal materials.   It is believed to be effective in improving blood circulation, and in eliminating various symptoms of Chilblain (a cold injury that appears as an inflamed swelling on the extremities), including itching and swelling.

Hemorrhoids Ointment

This product contains Acetate, Radix notoginseng, and Rhizoma coptidis.   The product is made in a soft ointment that is effective in sterilizing and relieving hemorrhoid symptoms, including itching, distending pain, burning, and bleeding.

Tinea Pedis Spray, Ointment and Powder

This product contains Cortex Pseudolaricis and Cortex Phellodendri, and is a treatment for killing various pathogens on the skin surface and subcutaneously, such as mycete (a fungus), trichopytic, staphylococcal bacteria aureus, bacillus coli, and candida albicans (thrush).

Dermatitis Spray

This product is effective in sterilization and in relieving itching in various kinds of skin pruritis (intense itching condition) caused by eczema, urticaria (hives), seborrheic dermatitis (flaking of skin, dandruff), herpes zoster (shingles), neurodermitis and allergic dermatitis.

Dandruff Treatment Herbal Shampoo

This product has been specifically designed to treat dandruff, and is not intended for use as an ordinary shampoo.   The product is believed to be effective in killing fungi and providing nutrition to pallium cells.

Runze Eye Drop

This product is refined from active ingredients extracted from natural herbs or plants, and functions as a protection from infection, tiredness of optic nerves and myopia.

Other Products

TDR offers a number of additional products made from Chinese herbs and plants, including a leukoderma ointment, rheumatism spray, Coryza powder, Hircus removing spray, gonorrheal cleaning spray, a snoring retardant, deodorants, diet tea, cough arresting patch, pharyngitis spray, and others.

The Company has historically sold only products it manufacturers itself.  However, during the 2006 fiscal year, the Company began an initiative to sell medicinal products manufactured by other companies under exclusive sales and marketing arrangements.  Set forth in the table below is information concerning these products and the intended treatment applications.

Product Name	Treatment Applications	Main Component
Ofloxacin Eye Drops	Conjunctivitis, keratitis	Ofloxacin
Ribavirin Nasal Drops	Influenza	Ribavirin
Econazole Nitrate Suppositories	Colpitis (inflammation of the vagina)	Econazole Nitrate
Qianliming Nasal Drops	Coryza (head cold)	Ethyl ester hydroxybenzene, etc.
Terbinafine Hydrochloride Liquor	Tinea (scalp ringworm)	Terbinafine Hydrochloride
Compound Camphor Cream	Eczema, dermatitis, etc.	Camphor, menthol, methyl salicylate
Terbinafine Hydrochloride Cream	Tinea (scalp ringworm)	Terbinafine Hydrochloride
Sulfasalazine Suppositories	Colonitis	Sulfasalazine

Total sales in 2006 from products manufactured by other companies under exclusive sales arrangements totaled approximately $6,382,000, or approximately 32% of total sales in the year, as compared to only nominal sales in 2005.   The Company markets and sells these

products through its existing distribution channels.    The Company expects that its product line under sales and manufacturing contracts with third-party manufacturers will continue to expand, and that sales revenue from current and new pharmaceutical and medicinal products manufactured by other companies will continue to grow rapidly in 2007 and beyond.

The following table sets forth our principal product categories and the approximate amount and percentage of revenue from each of such product categories, during the fiscal year ended December 31, 2006:

	Revenue in 2006
Product Category	Approx. Amount (U.S.$)	Approx. % of Revenue
Sprays	$5,229,822	26.45
Patches	6,511,635	32.94
Ointments	1,485,797	7.52
Liquids, Creams and Powders	936,186	4.73
Other Products (manufactured by others)	6,382,737	32.29
Less: sales allowance	(777,217)	(3.93)
Total Gross Sales	$19,768,960	100.00

RESEARCH AND DEVELOPMENT

We currently conduct all of our research and development (“R&D”) activities, either directly or through collaborative arrangements with universities and research institutions in the PRC.   We have our own research, development and laboratory facilities located at its principal headquarters in the city of Harbin, Heilongjiang Province.  TDR’s R&D team currently consists of approximately 30 people, of which 18 people are full time researchers and 12 people are part time technical experts.  Many of our team members are professors affiliated with universities in the PRC.

We have established several long-term partnerships with well-known universities and enterprises in the PRC.  We have built a gene medicine laboratory through a collaborative effort with Harbin Medical University; established a cell laboratory with North East Agricultural University; and founded a monoclonal antibody laboratory with Jilin University.   As a result of one of these collaborations with Harbin Medical University, a product known as “Endothelin-1” is currently under development.   As of the date of this Form 10-KSB, we have completed oxicology and teratogenicity testing, and have established quality standards, and further developments are underway to improve product quality.  At such time as development and clinical testing is successfully completed, we will commence efforts to market Endothelin-1 as a new anti-cancer medicine.  There can be no assurance, of course, that these development efforts, or that any subsequent efforts to obtain SFDA approval of the product, will be successful.  In collaboration with Harbin Medical University, we have completed a laboratory experimental study pertaining to Endothelin-1, which is required prior to clinical trials, and is currently applying for approval to enter clinical experiments.  This medicine has been recognized by the PRC as the “Top Category in New Medicine.”  In order to qualify as the “Top Category in New

Medicine,” a company must have intellectual property rights, high technology involvement, strong innovation, and the medicine must be the first of its kind to be introduced to the PRC.   TDR has ownership of the intellectual property rights pertaining to this technology, and has obtained an invention patent in China.  Under our partnership arrangements with other universities and research institutions, we will generally hold the intellectual property rights to any developed technology.  We expect that research and development and testing will be completed for manufacturing in 2009.

PRODUCTS UNDER RESEARCH AND DEVELOPMENT

At present, our ongoing research is divided into five general areas:  (1) the development of an enzyme linked immune technique to prepare extraneous diagnostic kits (see table below); (2) the development of an enzyme linked gold colloid technique to prepare extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; (4) the development of a biology protein chip for various tumor diagnostic applications; and (5) the development of a cord blood stem cell bank described below.

Biological Products

We currently have ten biological products under development.  The development of these products will be completed as early as 2006 for some products, and is expected to continue through 2009 or beyond for other products.   A summary of each of these products is set forth in the table below.

Testing Kits Name	Clinical Experiment and Status	Application Area	Patent or Intellectual Property (IP)
Urinate Micro Albumin Examination Testing Kit	Finished clinical experiment and approved by the State; production certificate granted in 2006; preparing to manufacture.	Early stage diagnosis for primary kidney disease, hypertension, diabetes.	Patented in the PRC
Cardiac Arrest Early Examination Kit	Finished clinical experiment; approved by the State; production certificate granted and preparing to manufacture.	Early stage diagnosis for myocardial infarction	Applying for patent
AIDS Early Examination Kit	Completed clinical testing; application for manufacturing certificate submitted.	Early stage diagnosis for AIDS	Method of Anti-body preparation is our IP.
Carcinoma Cervix Early Examination Kit	Research completed and application for manufacturing certificate submitted.	Early stage diagnosis for Carcinoma Cervix	Anti-body preparation is our IP.
Breast Cancer Early Examination Kit	Research on product formula completed; and application for production permit submitted.	Early stage diagnosis for Breast Cancer.	Anti-body preparation is our IP.
Liver Cancer Early Examination Kit	Research on product formula completed; clinical experiment in process.	Early stage diagnosis for Liver Cancer.	Anti-body preparation is our IP.

Rectal Cancer Early Examination Kit	Research on product formula completed; clinical experiment in process.	Early stage diagnosis for Rectal Cancer.	Anti-body preparation is our IP.
Stomach Cancer Early Examination Kit	Product research completed; clinical experiment in process.	Early stage diagnosis for Stomach Cancer.	Anti-body preparation is our IP.
Multi-tumor Marker Protein Chip Assay Kit	Product research in process.	Early stage diagnosis for multiple cancers.	Anti-body preparation is our IP.
New Endostatin	Toxicology test, teratogenicity test and quality standard completed; product research in process.	Early stage diagnosis for cancer.	Anti-body preparation is our IP.

We are currently conducting toxicology experiments, quality standard measurement and other experimentation for its products under development.  It is estimated that the experimental time takes about another seven to eight months for each product.  We cannot predict whether, and when, these efforts will be successful, or the likelihood and/or timing of receiving SFDA approval of each product.

Research and Development for Cord Blood Stem Cell Bank

In 2006, the Company began implementing a plan to establish a cord blood stem cell bank in the PRC, for the treatment of various diseases such as leukemia, lymphoma and rebirth anemia.  It is expected that these efforts will continue over the next two years or more.  This project will involve substantial expense and involve numerous risks.  We plan to expend Company resources in the research and development of technology, applications and methodology for the establishment of a cord blood stem cell bank over the next few years, and the Company has applied a portion of the net proceeds from its recently completed private offering to this project.  It is anticipated that our efforts in this area will be in partnership with major laboratories with substantial experience and resources in the area, and the Heilongjiang Provincial Red Cross out-patient department.

Cord blood stem cells have been shown to be effective in treating a number of diseases, including but not limited to:   (a) various forms of blood diseases, including Mediterranean anemia, Dresbach’s anemia, hypoplastic anemia, inborn cell deficiency, Evan’s syndrome, Fanconi’s anemia, Kostmann’s syndrome, and Blackfan-Diamond’s anemia; (b) various malignant diseases, including encephaloma, lymphoma, acute and chronic leukemia, Ewing myoma, Neuoblastoma, germ cell tumor, and multiple myeloma; (c) metabolism defects, including congenital dyskeratosis, Gunter’s disease, and Lesch-Nyhan’s disease; (d) immunodeficiency disease, including chronic granuloma disease and Wiskott-Aldrich syndrome; and (e) various auto-immune diseases.

There are numerous advantages of cord blood stem cell banks over traditional marrow transplants, including:  a high success rate; low rejection rate; rich source of cord blood; absence of suffering of recipient; simple inspection and quick application; and low matching requirements.  We have concluded that the market for this business in PRC is potentially very large.  However, the entry into this business will require strict examination and approval by PRC and local governmental agencies, and will require close collaboration with medical institutions and academies.

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

In August, 2006, the Company applied with the Ministry of Health of the PRC to become engaged in the research and development of stem cell and tissue banks and related biotechnology areas.   Following an extensive review by the applicable local office of the Health Department of Heilongjiang Province, the Company’s application was approved on October 16, 2006, granting the Company the exclusive right and license to become engaged in tissue and stem cell bank activities in the Heilongjiang Province, PRC.  The Company organized Harbin Biotech to conduct these business operations, as required by Heilongjiang Province.

Blood from umbilical cords—a byproduct of normal childbirth—is a good source of potentially life-saving stem cells, called Hematopoietic progenitor cells (HPCs), the type of stem cells also found in bone marrow and mobilized peripheral blood that give rise to various kinds of blood cells.   Transplants of these stem cells have been effective in treating diseases of the blood and immune system, such as anemia and leukemia. Consequently, in many parts of the world, cord blood, once seen as a waste to be discarded after a birth, is now viewed as a valuable resource.

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

Through Harbin Biotech, we are in the process of implementing a plan to establish a cord stem cell and tissue bank at our newly established facility outside Harbin, Heilongjiang Province, PRC, which is expected to be completed in 2008 or 2009.  Management estimates that the total expected project costs to complete the project will be US$30 million. We have recently completed a private offering of $3,000,000 of our equity securities, resulting in net proceeds of approximately $2.715 million.  A portion of the proceeds of the private offering have been or will be utilized to advance this project, in purchasing necessary cell bank equipment; undertaking research and development and purchasing related research equipment; covering marketing and promotional costs; and covering initial overhead and project costs.

This project is a substantial commitment by the Company, and consequently involves a number of significant risks, including:

(1)

We will need to raise substantial additional capital to fund this project over the next two or more years, through borrowings, the sale of equity or from income from operations.   There can be no assurance we will be successful in obtaining capital when needed, or on favorable terms.   If we are not successful in obtaining capital on a timely basis, the project could be severely compromised.

(2)

Our ability to enter this area is subject to the laws and requirements of the PRC.   We have received approval from the government to engage in these business operations in northeast China on an exclusive basis.   However, there can be no assurance the PRC government will not restrict or cancel our rights, or allow other competitors to become engaged in this business in northeast China, which would make it more difficult for us to compete.

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

While we do not expect that our research and development in this area will have a negative impact on its current core business – the manufacture, marketing and sale of nutritional and medicinal products – the establishment of this business will require substantial managerial, technical and financial resources.

During the 2006 fiscal year, the Company had capital expenditures of over $1.15 million for equipment and construction costs; investment on research and development; and related costs in connection with initiating the stem cell bank program.

Sales approach of the biotech products

We have established a domestic marketing network for our products covering most of the PRC mainland, and have employed sales agents in these areas.  Our target customers are chain drug stores and hospitals in all cities.  We use distributors to sell products in those countries and remote regions where we do not have sales agents.

We have established a marketing network through independent agents to develop an international market.  At present, we have established over 20 international agents to sell our products.

MATERIALS AND SUPPLIERS

We employ a purchasing staff with extensive knowledge of our products who work with marketing, product development, and formulations and quality control personnel to source raw materials for products and other items.   Raw materials are sourced principally in the PRC, and are generally available from a variety of suppliers.  No one supplier accounts for more than 20% of our total raw material purchases.  We seek to mitigate the risk of a shortage of raw materials, through identification of alternative suppliers for the same or similar raw materials, where available. We manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

CUSTOMERS AND DISTRIBUTION

Currently, our products are sold primarily in the PRC and, to a lesser extent, in Hong Kong and in eleven other countries.  Approximately 90% of our revenue is from the sale of products in China and Hong Kong.

Over the past several years, we have continuously expanded our distribution channels for our products.   As a result, we have established representative sales offices in 22 provinces and 125 municipalities, and deployed sales managers and representatives in each of these markets.

Our products are sold directly to retail stores, including pharmacies and drug store chains, and through independent distributors.   We currently have approximately 900 customers, not including branches of retail and drug supply chains. No single customer accounts for more than 5% of its total revenue.

As a means of accelerating our distribution into other countries, we expect that we will enter into strategic marketing arrangements with firms that have distribution channels, brand name recognition or other unique marketing strengths.  The Company expects that under a typical arrangement it will grant limited exclusivity to a sales agent or distributor to certain products in a specified territory(ies), subject to the agent meeting specified minimum monthly or annual sales numbers.  Consistent with this approach, in March, 2007, we entered into an exclusive strategic agreement with Takasima Industries (“Takasima”), under the terms of which Takasima has been engaged as the exclusive sales agent of our patch products in Malaysia.  Takasima will offer our Slim Patch products in Malaysia, under Takasima’s name brand.  (See Item 6.  Management’s Discussion and Analysis – Overview).

We also export a number of its products to 11 countries, including the United States, Germany, Denmark, and others, and utilizes agents and independent distributors for these marketing and sales efforts.

We will continue efforts to expand our markets into other provinces and larger cities in the PRC, and to other markets worldwide.

COMPETITION

Competition in the TCM, pharmaceutical, and over-the-counter nutraceutical business is intense in China and throughout the world.  We compete with various firms, many of which produce and market products similar to our products, and many of which have greater resources than us in terms of manufacturing and marketing capabilities, management expertise and breadth, and financial wherewithal.

Our direct competitors are other domestic firms engaged in developing, manufacturing and marketing TCM and nutraceutical products.  There are many of these companies in the PRC, in Heilongjiang Province, and even in the city of Harbin.

We expect that the competition for medicinal products in the PRC and other world markets will become more intense over the next few years.  We will also face competition from foreign companies who may have established products, a strong proprietary pipeline and strong financial resources.   Our management believes our company has certain competitive advantages in introducing new products to market due to our existing distribution channels, research and development capabilities and our relationship with certain universities and other research institutions.   However, there can be no assurance that we will be able to compete and continue to grow in this highly competitive environment.

PRODUCTION AND OTHER FACILITIES

We have two separate facilities, headquartered in the city of Harbin, Heilongjiang Province.  The older facility includes 3,000 square meters of production space, and 1,000 square meters of warehouse.  The facility also includes an extraction workshop (approximately 1,200 square meters) and filling workshop (approximately 500 square meters) for traditional Chinese medicines; a patches production line (approximately 500 square meters), packing workshop (approximately 500 square meters), testing workshop (approximately 50 square meters), examination laboratory (approximately 100 square meters), sample laboratory (approximately 50 square meters), refining room (approximately 100 square meters), and a work-in-process warehouse (approximately 300 square meters); finished product warehouse (approximately 200 square meters), materials warehouse (approximately 100 square meters) and a packing warehouse (approximately 400 square meters).

The newer facility covers consists of a four floor office building (1,500 square meters for office purpose, 1,200 square meters for R&D center, 800 square meters for central examination lab, dormitory and eatery 1,000 square meters), total 4,500 square meters construction area, and a factory of 3,500 square meters.   The facilities also include: an enzyme immunity reagent kit production workshop (1,500 square meters) and a colloid gold production workshop (600 square meters); a packing workshop (800 square meters); and an examination lab (500 square meters). The newer facility also includes a research center covering approximately 1,200 square meters, for research pertaining to the development of various products, including traditional Chinese medicinals (TCM), biological medicine, gene medicine, immune body research, and vitro diagnosis reagent.  These facilities also include an electricity room, heating and boiler room and garage.  Our enzyme immunity examination reagent kit production workshop includes antigen and immune body areas, disinfection room, aseptic clothes room, cushion room, weighing room, separation room, cleaning equipment room, a Wan Ji flow cushion room, and antigen and immune body sign room.  The enzyme sign processing area has cushion room, cloth cleaning room, cleaning equipment room, packing material temporary storage room, raw material temporary storage room, equipment storage room, weighing room, seal protection room, seal foster room, drying room, packing room, and middle cooler room.  The work fluid separation loading room includes a disinfection clean room, storage room, weighting room, loading room, and immune body purification room.  The colloid gold production workshop has a darkroom, sample room, seal room, cementation room, cutting room, and a packing room.  The packing workshop includes a central equipment room, a cooler room, material relay room, label and temporary storage room, a packing material temporary storage room, two examination cooler rooms, and two finished product cooler rooms.

The Company also has a sales office in Beijing, which it acquired in December, 2006, when the Company completed the acquisition of the products, dealership and marketing network of Heilongjiang Tianlong Pharmaceutical Company (“Tianlong”).  (See “Item 6. Management’s Discussion and Analysis or Plan of Operation—Overview”).

Our production facilities are operated in accordance with “good manufacturing practices” (“GMP”).

GOVERNMENT REGULATION

Regulatory Environment

Our  principal sales market is in the PRC.   We are subject to the Pharmaceutical Administrative Law of the PRC, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in the PRC, and sets penalties for violations.   In addition, our business is subject to various regulations and permit systems of the government of the PRC.

The governmental approval process in the PRC for a newly developed health product can be lengthy and difficult.   A product sample is first sent to a clinical testing agent designated by the Ministry of Health, which conducts extensive clinical testing and examinations of the product to verify if it has the specified functions as stated by the company producing the product.   A report will then be prepared and issued by the clinical testing agent confirming or negating such functions.   It generally takes six months to one year for a report to be issued by the testing agent, after submittal to the agent.   The report must then be submitted to a provincial Health Management Commission for approval.   Following this submittal, a letter of approval issued by such commission will be submitted to the Ministry of Health for the issuance of a certificate that authorizes sale and marketing of the product in the PRC.

This entire process will generally take between eighteen months and two years.   The approval process will depend to a certain extent on whether a specified product is a plant based pharmaceutical (“PBP”) or a plant based nutraceutical (“PBN”).   PBPs are products composed of herbs, roots and plants that do not use synthetic chemicals, with certain medicinal functions for treatment of one or more illnesses.  PBPs are generally prescription-based but in some cases may be sold over-the-counter.   PBNs, also frequently known as “dietary supplements” or “nutritional supplements,” are also composed of herbs, roots and plants, but are essentially prophylactic or preventive in nature.  All PBNs are available over-the-counter without a prescription.   In the PRC, PBPs require the approval of the SFDA, and PBNs only require the approval of state and local governments prior to manufacturing and sale.   Obtaining the approval from the SFDA is generally more complex and lengthy.

Because our company and its subsidiaries are wholly-owned enterprises, we are subject to the law of foreign investment enterprises in the PRC, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly-owned subsidiaries and their officers and directors.

Compliance with Environmental Law

We comply with the Environmental Protection Law of the PRC, as well as applicable local regulations.   In addition to compliance with the PRC law and local regulations, we consistently undertake active efforts to ensure the environmental sustainability of our operations.   Because the manufacturing of herb and plant-based products does not generally cause significant damage or pollution to the environment, the cost of complying with applicable environmental laws is not material.   In the event we fail to comply with applicable laws, we may be subject to penalties.

INTELLECTUAL PROPERTY

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property (“IP”) as critical to our business.  We have relied, and will rely, on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, consultants, customers and others, to protect our proprietary rights.

Under the PRC State Protection law, certain herbal medicine products which have received approval from the SFDA, have automatic protected IP rights for a seven-year period from the date of grant of such approval.  An application can be submitted to extend such protection for up to three consecutive seven-year periods.   Once this protection period has expired, an applicant may apply for patent protection in the PRC.   To a large extent, we rely on such State Protection law to protect our IP rights with respect to our products.  In addition, as of the date of this filing, we own a total of 7 patents in the PRC, pertaining to our TCMs and biotech diagnostic kits and drugs, as follows:

(1)

Package foil bag design patent of Sumei slim patch;

(2)

Package box design patent for all TCM products;

(3)

Arts and crafts patent of Human Urinary Albumin Elisa Kit;

(4)

Arts and crafts patent of Sumei slim patch;

(5)

Arts and crafts design patent of Sumei slim patch;

(6)

Arts and crafts patent of Suning cough removing patch; and

(7)

Arts and crafts patent of Endostatin.

We have received the following awards from the government of the PRC:

(1)

High Technology products certificates by Heilongjiang High Technology Products Committee covering the following products:

(a)

The Coryza Spray;

(b)

Dermatitis Spray;

(c)

Pharyngitis Spray;

(d)

Tinea Pedis spray;

(e)

Gonorrhea Cleaning Spray

(f)

Wart-removing liquid;

(g)

Sumei Slim patch;

(h)

Suning Cough removing patch; and

(i)

Psoriasis Spray.

(2)

National Class Torch Project (pertaining to the Sumei slim patch);

(3)

Excellence Products Award for Human Urinary Albumin Elisa Kit by The 6th New & High Technology Fruits Fair Shen Zhen and National Commercial Department;

(4)

100 important pre-phase projects in Heilongjiang Province covering various medical diagnostics kits;

(5)

Material Medical Technology Research and Development Company (by Heilongjiang provincial Science and Technology Bureau); and

(6)

High Technology Industrialized Base of Medical Area, by Heilongjiang Provincial Development and Reform Committee (March of 2006).

We have registered “Kang Xi” as our trademark, which is used for all of our TCM products.

EMPLOYEES

The number of our employees has increased over the past two years, due to growth, increased research and development and expanded marketing and distribution of products   Currently we have a total of approximately 1,318 employees and manufacturers’ representatives, generally falling into the following categories:

By company:

Company

Number of Employees

TDR

1,179*

First

   139

TOTAL:

1,318

By nature of job (TDR and First combined):

Type of Job

Number of Employees

Executives and Managers

    24

Production and clerical

  145

Sales and Marketing

           1,119*

Research and Development, Technology

    30

*Includes manufacturers’ representatives.

We have employment agreements with a number of our higher level employees.  None of the employees are covered by a collective bargaining agreement; however, we believe our relationship with employees is good.

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.  Additional risks and uncertainties not presently foreseeable to us may also impair business operations.   If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.  In such case, the trading price of our Common Stock could decline, and an investor could lose all or part of his investment.

Most of the risks set forth below pertain to the business of our wholly owned subsidiary, American California Pharmaceutical Group, Inc. (“ACPG”), which owns all of the issued and outstanding shares of registered capital of Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), a limited liability company organized in Heilongjiang Province in the People’s Republic of China (“PRC” or “China”).   Our business is conducted through ACPG and its subsidiary, TDR (and its subsidiaries).

CHINA RELATED RISKS

Our business will be affected by the government regulation and Chinese economic environment because most of our sales will be in the China market.

Although we have started exporting products to other countries, most of our sales are in the PRC and Hong Kong.  It is anticipated that our products in China will continue to represent a significant portion of sales in the near future.  As a result of our reliance on the China markets, our operating results and financial performance could be affected by any adverse changes in economic, political and social conditions in China.

The modernization of regulations for the pharmaceutical industry is relatively new in the PRC, and the manner and extent to which it is regulated will continue to evolve.   As a pharmaceutical company, we are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in the PRC, and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law.  In addition as a  “Foreign Owned Enterprise,” we will be subject to the Foreign Company provisions of the Company Law of the PRC.  Changes in these laws or new interpretations of existing laws may have a significant impact our methods and our cost of doing business.  For example, if legislative proposals for pharmaceutical product pricing, reimbursement levels, approval criteria or manufacturing requirements should be proposed and adopted, such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows.  In addition, we are subject to varying degrees of regulation and licensing by governmental agencies in China. At this time, we are unaware of any China legislative proposals that could adversely affect our business. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on our operations, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations, or that any changes in applicable laws or regulations will not have a material adverse effect on our business.

The economy of the PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our future manufacturing expansion. The Chinese government also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, our development of research and development technologies and products is subject to approvals from the relevant government authorities in China.  Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

There are risks inherent in doing business in China.

The PRC is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries.  China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

Certain political and economic considerations relating to the PRC could adversely affect our business and operations.

While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.  Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development.  Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many PRC laws applicable to our company create an uncertain environment for business operations and they could have a negative effect on our business and operations.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business, business prospects and operations.  In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and its officers and directors because they reside outside the United States.

As our operations are presently based in the PRC and our directors and officers reside in the PRC, service of process on our company and such directors and officers may be difficult to effect within the United States.  Also, substantially all of our assets are located in the PRC and any judgment obtained in the United States against our company may not be enforceable outside the United States.

Our business may be affected by unexpected changes in regulatory requirements in the jurisdictions in which we operate.

Our company, and its subsidiaries, are subject to many general regulations governing business entities and their behavior in China and in other jurisdictions in which we and our subsidiaries have, or plan to have, operations and market products.  In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products.  Such regulations typically deal with licensing, approvals and permits.  Any change in product licensing may make our products more or less available on the market.  Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability.  Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to import our products to certain countries and regions, such as Hong Kong, which would limit its international expansion.

We may have difficulty attracting talent in foreign countries.

Currently, over 90% of our sales are in the PRC and in Hong Kong.  We are in the process of attempting to establish marketing and sales presence in the United States and other countries.  We expect to establish an office in the United States for investor relations.  In the future, we may explore expanding its operations in the United States, as well as other countries throughout the world.  Upon effecting any such expansion, we may not be able to identify and retain qualified personnel due to its lack of understanding of different cultures and lack of local contacts. This may impede international expansion.

We may experience currency fluctuation and longer exchange rate payment cycles.

The local currencies in the countries in which we sell products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits.  While operations in countries other than China do not comprise a substantial portion of revenue at the present time, we intend to expand our business in other countries, which would result in an increased risk of exposure of our business to currency fluctuation.

FOREIGN EXCHANGE CONTROL RISKS

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of RMB into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, referred to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIE’s, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible.  FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.

Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Our company is a FIE to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.00 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar.  As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  For example, to the extent that we need to convert United States dollars into Chinese RMB for operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert Chinese RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese RMB that we convert would be reduced.

REGULATORY RISKS

Our business is subject to many governmental regulatory and policy risks.

Our business must be conducted in compliance with various government regulations and in particular, the PRC State Food and Drug Administration (“SFDA”) regulations. Government regulations may have material impact on our operations, increase costs and could prevent or delay the manufacturing and selling of our products.  Research, development, testing, manufacturing and marketing activities are subject to various governmental regulations in China, including health and drug regulations.  Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products.  We will not be able to license, manufacture, sell and distribute the vast majority of its products without a proper approval from government agencies and in particular the SFDA.  There is no assurance that we will obtain such approvals.

In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in governmental policy and interpretation during the period of product development and product assessment.  Although we have, so far, obtained the rights to sell our products in China, we may not continue to receive and maintain regulatory approvals for the sales of these products.  Our marketing activities are also subject to government regulations with respect to the prices that it intends to charge or any other marketing and promotional related activities.  Government regulations may substantially increase the costs for developing, licensing, manufacturing and selling products, impacting negatively our operations, revenue, income and cash flow.

There could be changes in government regulations towards the pharmaceutical and nutraceutical industries that may adversely affect our business.

The manufacture and sale of pharmaceutical and nutraceutical products in the PRC is heavily regulated by many state, provincial and local authorities.  These regulations significantly increased the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products.  Our future growth and profitability depends to a large extent on our ability to obtain regulatory approvals.

The SFDA of China implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for the Good Manufacturing Practices (“GMP”) certifications by June 30, 2004, and to receive approvals by December 31, 2004.  We received certifications for our current products.  However, should we fail to maintain the GMP certifications under the new guidelines in the future, or for new products, our businesses would be materially and adversely affected.

Moreover, the laws and regulations regarding acquisitions of the pharmaceutical and nutraceutical industries in the PRC may also change and may significantly impact our ability to grow through acquisitions.

 BUSINESS RISKS

Certain officers and directors have significant control over our company.

Dr. Liu Yan-qing and Ms. Han Xiao-yan, who are officers and directors of China Sky, also serve as officers and directors of ACPG and TDR.    Dr. Liu and Ms. Han own, in the aggregate, 50.4% of the issued and outstanding shares of our common stock.   As a result, these shareholders are effectively able to control certain corporate governance matters requiring shareholders’ approval.  Such matters may include the approval of significant corporate transactions such as increasing the authorized number of our shares to complete the acquisition, if necessary, and any other transactions requiring a majority vote without seeking other shareholders’ approval. They have the ability to control other matters requiring shareholder approval including our election of directors which could result in the entrenchment of management.

We are subject to market and channel risks.

Over 90% of our sales are made in the PRC, where we primarily sell our products through drug chain stores.  Because of this, we are dependent to a large degree upon the success of that distribution channel as well as the success of specific retailers in the distribution channel.  Many of the drug stores are individual stores or very small chains, and only a few are large chain drug stores.  We rely on these distribution channels to purchase, market, and sell our products.  Our success is dependent, to a large degree, on the growth and success of the drug stores, which may be outside our control.  There can be no assurance that the drug store distribution channels will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market.  There can be no assurance that retailers in the drug store distribution channel, in the aggregate, will respond or continue to respond to our marketing commitment in these channels.

We are highly dependent upon the public perception and quality of our products.

We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on our business, regardless of whether these reports are scientifically supported.  Adverse publicity may have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

Our expansion plan may not be successful.

We are implementing a strategy to expand the sales of our existing products in the PRC and other countries, and to introduce additional products under development into these markets.  This expansion strategy may be based on incorrect assumptions and may be flawed, and may even damage our performance, competitive position in the market and ultimately even our ability to survive in the marketplace.  Even if the strategy is correct, we may never be able to successfully implement our strategy.

There are many safety risks involved in our products and services.

Our products and services involve direct or indirect impact on human health and life. The drugs, products and services we manufacture and sell may be flawed and cause dangerous side effects and even fatality in certain cases, and lead to major business losses and legal and other liabilities and damages to our company.

Significant competition from existing and new entities could adversely affect revenues and profitability.

We compete with other companies, many of which are offering and/or developing, or can be expected to develop and offer, products similar to ours.  Our market is a large market with many competitors.  Many of our competitors are more established than our company, and have significantly greater financial, technical, marketing and other resources than our company.  Some of our competitors have greater name recognition and a larger customer base.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.  We cannot assure investors that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Our plan to develop and introduce new products and technologies may not be readily accepted or meet the need in the marketplace.

Newly developed products and technologies may not be compatible with market needs. Because markets for various products differ geographically inside the PRC, our challenge will be to develop and manufacture products to accurately target specific markets to enhance product sales.  If we fail to take necessary steps, including market research, to understand the health needs of consumers in different geographic areas, we may face limited market acceptance of our products, which could have a material adverse effect on sales and earnings.

Our success will depend on our research and the ability to develop new products.

Our growth depends on our ability to consistently discover, develop and commercialize new products and find new and improve on existing technologies, platforms and products.  As such, if we fail to make sufficient investments in research, to be attentive to consumer needs, or fail to focus on the most advanced technologies, our current and future products could be surpassed by more effective or advanced products of other companies.

We may have difficulty in defending intellectual property rights from infringement.

Our success depends, in large part, on our ability to protect current and future technologies and products and to defend our intellectual property rights.  If we fails to protect our intellectual property adequately, competitors may manufacture and market similar products.  A number of patents covering our products have been issued, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, particularly in the PRC.  Some patent applications in the PRC are maintained in secrecy until the patent is issued.  Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of its discoveries.  Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for its products.  Patents that are issued may be challenged, invalidated or circumvented by competitors.  Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

To the extent that we market products in other countries, we may have to take additional action to protect our intellectual property.   The measures we take to protect our proprietary rights may be inadequate, and we cannot provide any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our products or copy our products.

We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants.  These agreements may be breached and there may not be adequate remedies in the event of a breach.  Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements.  Moreover, trade secrets and proprietary technology may otherwise become known or be independently developed by competitors.  If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

We will be subject to risks relating to third parties that may claim that we infringe on their proprietary rights and may prevent us from manufacturing and selling certain of our products.

There has been substantial litigation in the pharmaceutical and nutraceutical industries with respect to the manufacturing, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties.  We may be required to commence or defend against charges relating to the infringement of patent or proprietary rights.  Any such litigation could involve or result in:

•

the incurrence of substantial expense, even if we are successful in the litigation;

•

a diversion of significant time and effort of technical and management personnel;

•

the loss of our rights to develop or make certain products; and

•

the payment of substantial monetary damages or royalties in order to license proprietary rights from third parties.

Although patent and intellectual property disputes within these industries have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. These arrangements may be investigated by regulatory agencies and, if improper, may be invalidated. Also, the required licenses may not be made available to our company on acceptable terms.  Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent our company from manufacturing and selling some of our products or increase costs to market these products.

In addition, when seeking regulatory approval for some of our products, we are required to certify to regulatory authorities, including the SFDA that such products do not infringe upon third party patent rights.  Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against our company.  Any lawsuit would delay regulatory approval by the SFDA.  A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from manufacturing and selling certain of our products.

The launch of a product prior to a final court decision or the expiration of a patent held by a third party may result in substantial damages to our company.  Depending upon the circumstances, a court may award the patent holder damages equal to three times their loss of income.  If our company is found to infringe a patent held by a third party and become subject to such treble damages, these damages could have a material adverse effect on our results of operations and financial condition.

Our failure to comply with accounting policies and regulations in making reasonable estimates and judgments could negatively impact our financial position and results of operation.

We will be subject to critical accounting policies and actual results may vary from estimates.  We have followed, and will continue to follow, generally accepted accounting principles for the United States in preparing financial statements. As part of this work, we must make many estimates and judgments concerning future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in such financial statements.  We believe that these estimates and judgments are reasonable, and we have made them in accordance with accounting policies based on information available at the time.  However, actual results could differ from estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in the future.

We do not plan to declare or pay any dividends to our shareholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We are required to be in compliance with the registered capital requirements of the PRC.

Under the Company Law of the PRC, our company will be required to contribute a certain amount of  “registered capital” to our wholly owned subsidiary.  By law, our subsidiaries are required to contribute at least 10% of after tax net income (as determined in accordance with Chinese GAAP) into a statutory surplus reserve until the reserve is equal to 50% of the Company and its subsidiaries’ registered capital, and between 5% and 10% of its after tax net income, as determined by our board of directors, into a public welfare fund. These reserve funds are recorded as part of shareholders’ equity but are not available for distribution to shareholders other than in the case of liquidation.  As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

Since most of our assets are located in the PRC, any dividends or proceeds from liquidation are subject to the approval of the relevant PRC government agencies.

Because our assets are predominantly located inside the PRC, we will be subject to the law of the PRC in determining dividends.  Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules.  Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control.  This may generate additional risk for investors in case of dividend payment and liquidation.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues.

Our success depends on our ability to achieve continued growth.  In order to maximize potential growth in current and potential markets, we believe that we must expand our manufacturing and marketing operations.  This expansion will place a significant strain on management and operational, accounting, and information systems.  We expect that our company will need to continue to improve financial controls, operating procedures, and management information systems.  We will also need to effectively train, motivate, and manage our employees.  A failure to manage our growth could disrupt operations and ultimately prevent us from generating the revenues we expect.

We cannot assure an investor that our growth strategy will be successful.

Part of our strategy is to grow through increasing the distribution and sales of our products by penetrating existing markets in the PRC and Hong Kong, and entering new geographic markets in the PRC as well as Asia, the United States and other countries.  However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, regulatory constraints, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios.  We cannot, therefore, assure an investor that we will be able to successfully overcome such obstacles and establish our products in any additional markets.  Our inability to implement this growth strategy successfully may have a negative impact on growth, future financial condition, results of operations or cash flows.

We may need additional capital to fund growing operations, and we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We may require substantial capital, in addition to the funds from this offering, to fund future operations and to fund growth.  Our capital needs will depend on numerous factors, including (1) profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures.  We cannot assure an investor that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

•

reduce our investments in research and development;

•

limit our marketing efforts in the PRC and other countries; and

•

decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we are successful in finding a source(s) of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to management.  Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our shareholders.  In addition, new equity or convertible debt securities issued by our company to obtain financing could have rights, preferences and privileges senior to the common stock.  There can be no assurance that any additional financing will be available, or if available, will be on terms favorable to our company.

Our products could expose our company to substantial liability.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse side effects.  Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity.  These risks will exist for those products in clinical development and with respect to those products that have received regulatory approval for commercial sale. To date, we have not experienced any product liability claims.  However, that does not mean that it will not have any such claims with respect to its products in the future. We do not currently carry product liability insurance.  The lack of product liability insurance may expose our company to enormous risks associated with potential product liability claims.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our executive officers, Liu Yan-qing, Chief Executive Officer and Chairman of the Board, Han Xiao-yan, Chief Financial Officer, and Wang Hai-feng, Secretary/Treasurer.  The loss of the services of any of these executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals.

International operations require our company to comply with a number of U.S. and international regulations.

We are required to comply with a number of international regulations in countries outside of the United States.  In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage.  Any failure to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury's Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals.  As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We are a public reporting company, and, as such, we will incur significant costs associated with public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the U.S. Securities and Exchange Commission.  All of these applicable rules and regulations can be expected to increase legal and financial compliance costs and to make some activities more time consuming and costly.  Management also expects that these applicable rules and regulations may make it more difficult and more expensive to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for our company to attract and retain qualified individuals to serve on our board of directors or as executive officers.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets.  The exploitation of existing and new technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

RISKS RELATED TO COMMON STOCK

There are substantial risks of lack of liquidity and volatility risks.

Our common stock is quoted in the OTC Bulletin Board market under the symbol “CSKI.”  The liquidity of our common stock may be very limited and affected by its limited trading market. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses and volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock may be limited and sporadic.  As a result of such trading activity, the quoted price for our common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

We may be subject to the risks inherent in a penny stock.

Our common stock may be subject to regulations prescribed by the SEC relating to “Penny Stock.”  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions.  If our common stock meets the definition of a penny stock, as it currently does, we will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors—generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

ITEM 2. DESCRIPTION OF PROPERTY

Our facilities are located on approximately 92,000 square meters of land, including two buildings in the city of Harbin, Heilongjiang Province.  (See “Item 1.  Business—Production and Other Facilities”).  We also have a sales and marketing facility in Beijing, PRC.

Under Chinese law, the government owns all of the land in the PRC and companies and individuals are authorized to use the land only through land use rights granted by the PRC government.   The PRC has granted TDR a land use grant covering the land and facilities in which its headquarters are located in downtown Harbin City, which expires in 2046.  The PRC has granted land use rights on TDR’s two production and warehouse facilities, expiring in 2048 and 2053, respectively.  TDR’s two buildings contain GMP production certified facilities, and are used for manufacturing office, warehousing and staff operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

Market Information – Common Stock

Our common stock (“Common Stock”) is traded on the OTC Bulletin Board under the symbol “CSKI.”  The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on the OTC Bulletin Board for the periods discussed above, is set out in the table that follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	High	Low	High	Low
1st Quarter	$5.50	$1.81	$2.72	$1.20
2nd Quarter	$3.50	$3.50	$1.60	$1.28
3rd Quarter	$7.55	$3.40	$2.64	$1.60
4th Quarter	$8.50	$4.25	$2.56	$1.60

*All numbers give effect to a 1-for-8 reverse split effective as of March 9, 2006.

As of March 30, 2007, the closing bid price for our Common Stock was $8.00.

Since its inception, no dividends have been paid on our Common Stock.   We intend to retain any earnings for use in our business, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.    We do not currently have any restrictions that would limit our ability to pay dividends, and we are not currently aware of any restrictions that are likely to limit our ability to pay dividends in the future.

At March 23, 2007, there were approximately 214 holders of record of the Company's common stock.

Sales of Unregistered Securities

On May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of the Company (then known as “Comet Technologies, Inc.”).  The terms of the Exchange Agreement were consummated and the transaction was closed on May 30, 2006.  As a result of the transaction, the Company issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG.  In connection with the transaction, a total of 219,212 shares was issued to the two former officers under a consulting agreement and an option was granted to one of the former officers, Jack M. Gertino, entitling him to purchase a total of 50,000 shares, at any time before December 20, 2008, at a price of $3.00 per share.  (See “Item 12.  Certain Relationships and Related Transactions”).  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D thereunder.

As reported in a Current Report on Form 8-K dated October 17, 2006, and incorporated herein by reference, the Company closed a private offering to U.S. purchasers under Rule 506 of Regulation D, and a separate offering to foreign investors pursuant to Regulation S, resulting in the sale of a total of $3,000,000 in Units, consisting of common stock and warrants.   The Company sold a total of 200 Units at a price of $15,000 per Unit, each Unit consisting of 5,000 shares at a price of $3.00 per share, and 2,500 common stock purchase warrants (the “Warrants’).   As a result, the Company sold a total of 1,000,000 shares of the Company’s common stock, and issued Warrants to purchase up to an aggregate of 500,000 additional shares of common stock at any time before October 10, 2008, at a price of $3.50 per share.    The

Warrants have a “call” provision entitling the Company to call for the exercise of the Warrants at any time after January 10, 2008, if the bid price of the Company’s common stock averages over $6.00 per share for any consecutive one week period.   The private offerings commenced on or about August 10, 2006.   At the time of commencement of the private offering, the bid price of the common stock of the Company was $3.75.   American Eastern Securities, Inc., acted as placement agent of the securities, and received a commission of 9% from the gross proceeds of the private offerings, or a total of $270,000 in cash.   The Placement Agent also received warrants to purchase up to 10% of the Units sold in the offering, or a warrant to purchase a total of 100,000 shares at a price of $3.00 per share, and warrants to purchase an additional 50,000 shares at a price of $3.50 per share on or before October 10, 2008.  All of the warrants involved in the private offerings are unexercised as of December 31, 2006, and as of the date of this Report.

The sale of Units in the private offering described above was made in the United States to only accredited investors, as defined by Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The private offering was made in the United States in reliance upon an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.    The Company also sold to only accredited investors outside the United States in reliance upon Regulation S under the Securities Act.

On October 3, 2006, Luminus Capital Management, Ltd. (“Luminus”) converted a convertible promissory note from the Company dated August 3, 2006 in the principal amount of $200,000,  together with interest at 6.5% per annum (the “Note”), into a total of 102,166 shares of restricted shares of common stock, at a price of $2.00 per share.   This was a private transaction and was entered into in reliance upon an exemption from the registration provisions of the Securities Act, under Section 4(2), as a transaction not involving a public offering.

In October, 2006, the Company granted warrants to two advisors, American Eastern Group, Inc., and Shenzhen DRB Investment Consultant Limited, previously agreed to under a service agreement, entitling them to each purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share.  One-half of the warrants were considered earned at the time the Company completed the Exchange Agreement, and the remaining one-half of the warrants were considered earned upon completion of the Company’s public offering.  The fair value of the warrants was determined to be $1,469,190, under applicable accounting rules, of which the amount of $734,595 was deducted as expenses, and $734,595 was deducted against equity.  (See Notes to the Financial Statements, Note 5).

On January 3, 2007, an unaffiliated party exercised an outstanding warrant granted in March, 1999, to purchase a total of 6,250 shares, using the cashless exercise provision of the warrant, resulting in the issuance of a total of 5,160 shares.  This was a private transaction and was entered into in reliance upon an exemption from the registration provisions of the Securities Act, under Section 4(2), as a transaction not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains “forward-looking statements” that involve substantial risks and uncertainties.   You can identify such statements by forward looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate,” and “continue” or similar words.   Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Sky One Medical, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued growth and expansion of the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding the business of China Sky One Medical, Inc, including its subsidiaries (referred to as “CSKI,” “we,” “our” and “us”).  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.  References below to the “Company,” “we,” “our” and “us,” refer to the Company and its subsidiaries combined.

We primarily generate revenues and income and generate cash from sales of  products in the areas of external-Chinese medicine and over-the counter non-prescription health care products in the People’s Republic of China (“PRC”).  Our principal products include six (6) product lines: spray, ointment, powder, patch, cream, and miscellaneous health and beauty products.

The Company achieved continuing growth on the sale  of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channel.  For the year ended December 31, 2006, total revenue was $19,881,715, a 158% increased over 2005, and 2006 net income was $4,300,401, or $0.31 per share on a diluted basis compared to net income of $2,158,671, or $0.20 per share on a diluted basis in 2005.  Net income for the year ended December 31, 2006, included expenses of $1.8 million related to cash, warrants and securities issued to advisors and consultants in connection with our reverse merger with Comet.  These adjustments were made pursuant to Statement of Financial Accounting Standards No. 123R, pertaining to Share-Based Compensation (SFAS 123R).  For the year ended December 31, 2006, after removing the effects of these non-cash items noted above, our non-GAAP net income was $5.6 million or $0.42 per share.

The adoption of SFAS 123R had the following impact on our consolidated statement of operations for the year ended December 31, 2006:

Share-based compensation-decrease in net income (net of deferred taxes benefit)	$1,563,281
Decrease in basic and diluted net income per share :
Basic	$0.13
Diluted	$0.11

In addition to growth in our product sales, revenue increased significantly during the year as a result of a new contract service sales line of other manufactured brands that we sell through our distribution channel. We recognized $6.37 million in contract service revenue in year 2006.

On May 11, 2006, American California Pharmaceutical Group, Inc. (“ACPG”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of Comet Technologies, Inc., a Nevada corporation (“Comet”).  The terms of the Exchange Agreement were consummated and the transaction was closed on May 30, 2006.  As a result of the transaction, Comet issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, or approximately 93% of the outstanding common stock of Comet, in exchange for 100% of the capital stock of ACPG, and the former Comet shareholders now hold a total of 735,993 shares of common stock, or 7% of the outstanding common stock, including stock granted under a consulting agreement to Comet’s two of the then officers, who resigned as officers and directors at the closing.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D there under. Prior to the transaction, there were no material relationships between the Company and Comet or any of their respective affiliates, directors or officers or any associates of such offices or directors.

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

Our Company, a Nevada corporation, is a holding company that conducts its principal operations through its subsidiaries, which are engaged in the manufacture, marketing and distribution of over-the-counter pharmaceutical and medicinal products.  Our subsidiaries are American California Pharmaceutical Group, Inc. (“ACPG”), a wholly-owned California corporation; Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), Harbin

First Bio-Engineering Company Limited (“First”) and Harbin Tian Qing Biotech Application Company (“Tian Qing Biotech”), subsidiaries of ACPG.

ACPG, a wholly-owned subsidiary of the Company, operates as a holding company for the other subsidiaries.  TDR’s principal business is the manufacture and sale of branded nutritional supplements and over-the-counter plant and herb-based medicinal products. Its manufacturing facilities are in the City of Harbin, in Heilongjiang Province.  It has evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicinal products sold primarily to and through domestic pharmaceutical chain stores in China through its subsidiary, First (formerly “Kangxi Medical Care Product Factory” (“Kangxi”)).  First’s principal business activity is to manufacture and sell branded external use Chinese medicine and other natural products under the registered trademark “Kangxi.”  First has six (6) product lines: spray, ointment, powder, patch, cream, and miscellaneous health and beauty products.  First has become one of the leading external use Chinese medicine factories with a full range of product lines and development capacity.  First is also engaged in the research and development of natural medicinal plants and biological technology products such as New Endothelin-1.  First is one of the first companies in Heilongjiang Province conducting research and development of high technology biological products. Its facility is now under final inspection by the Chinese State Food and Drug Administration (“SFDA”) for the qualification as a certified GMP production facility.   On July 31, 2006, Kangxi merged with First, with Kangxi’s existing business activities continuing under First.

In October, 2006, we entered into the field of research and development of tissue and stem cell banks, with the establishment of Harbin Tian Qing Biotech (“Harbin Biotech”),  as a wholly-owned subsidiary.  The Health Department of Heilongjiang Province, on the basis of the evaluation of results from experts, issued a document approving and authorizing Harbin Biotech to enter into the above-mentioned development areas, and precluding other companies from entering the same fields in the Heilongjiang Province.

In December, 2006, we acquired all of the products, dealership, and marketing network of the Beijing office of Heilongjiang Tianlong Pharmaceutical Company (“Tianlong”), and the Beijing office staff for US$381,700.  We have historically been competitors with Tianlong.  We had certain sales advantages over Tianlong in most cities in China, except in Beijing.  Facing the continuous increase of sales power of our company in China, including Beijing, Tianlong changed its strategy and decided to close its branches in all areas of China except its Beijing office, and plans to focus on the research and manufacturing of drugs. In contrast, we have devoted our efforts to realizing the maximum utilization of our sales network by selling drugs from domestic and overseas suppliers as well as the development of pharmaceuticals with the ownership of the related intellectual property.   The two companies entered into the agreement as a means of combining the efforts, resources and product offerings of both companies.

Tianlong’s Beijing office had revenues of approximately US$1.5 million from January to November of 2006, with 20% in net profits.  We expect sales to increase by 30% in 2007, which means the purchase of Tianlong would increase 2007 sales to approximately US$1.98 million.

Through our subsidiaries, we have established several long term partnerships with well-known universities and enterprises in the PRC.  We have built a gene medicine laboratory through a collaborative effort with Harbin Medical University; established a cell laboratory with North East Agricultural University; and founded a monoclonal antibody laboratory with Jilin University.  As a result of one of these collaborations with Harbin Medical University, a product known as "Endothelin-1" is currently under development. At such time as development is successfully completed, we will commence efforts to market Endothelin-1 as a new anti-cancer medicine. There can be no assurance, of course, that these development efforts, or that any subsequent efforts to obtain SFDA approval of the product, will be successful.

In collaboration with Harbin Medical University, we have completed a laboratory experimental study pertaining to Endothelin-1, which is required prior to clinical trials, and we are currently applying for approval to enter clinical experiments.  This medicine has been recognized by the PRC as the “Top Category in New Medicine.”  In order to qualify as the “Top Category in New Medicine,” a company must have intellectual property rights, high technology involvement, strong innovation, and the medicine must be the first of its kind to be introduced to the PRC.  We hold the intellectual property rights pertaining to this technology, and we have obtained an invention patent to this intellectual property in the PRC.  Under our partnership arrangements with other universities and research institutions, we will generally hold the intellectual property rights to any developed technology.

At present, our ongoing research is divided into four areas: (1) the development of an enzyme-linked immune technique to prepare extraneous diagnostic kits; (2) the development of an enzyme linked gold colloid technique to prepare an extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; and (4) the development of a biology protein chip for various tumor diagnostic applications.  In 2006, we became engaged in research and development related to tissue and stem cell banks, as described under “Item 1 – Business.”

We currently have ten biological products under development:  a human urinary albumin elisa kit; an AMI detection kit; HIV detection kit; a uterus cancer diagnostic kit; a breast cancer diagnostic kit; a liver cancer diagnostic kit; a rectum cancer diagnostic kit; a gastric cancer diagnostic kit; a gene recombination drug; and a multi-tumor marker protein chip detection kit.  The development of these products will be completed as early as 2007 for some products, and is expected to continue through 2008 or beyond for other products.  We are also working to establish two sales networks and cell banks covering domestic and international markets.

Our AMI Diagnostic Kit, Human Urinary Albumin Elisa Kit and Early Pregnancy Diagnostic Kit have passed the final stages of national inspection. These diagnostic kits will be issued new drug certificates and sold through drug stores, hospitals, examination stations and independent sales agents throughout the PRC.  We also plan to market these products in Vietnam, Indonesia, Philippines and eventually in Africa.

Our AMI Diagnostic Kit is used for early diagnosis of Myocardial Infarction (MI), also known as heart disease. All the test kits require users to place a blood or urine sample on the marker and a positive (+) or negative (-) reaction signal will result, showing if a user should consult his or her doctor for further testing.  According to the China Medical Newspaper, Several million people die from MI every year.  MI often occurs to people who are, but not limited to, smokers, over-weight and diabetic.  There are approximately 8 million new MI patients in China every year.  Recent medical studies have shown that heart failure or heart attacks are increasing among younger people in China.  This is a result from a more modern life style, the fast pace of city life and increased pressure from work or school.  The use of AMI Diagnostic Kits will help in early detection that can help in reducing these statistics.

Our Human Urinary Albumin Elisa Kit is used for early diagnosis of nephropathy, or kidney problems.  According to the China Medical Newspaper, early kidney impairment does not present obvious symptoms, but causes irreversible impairments to the kidney. There are billions of people who suffer from diabetes, hypertension, cardiovascular disease and nephritis all over the world.  We developed this diagnostic kit to inform users of any major changes their kidney may be experiencing.

Our Early Pregnancy Diagnostic Kit uses monoclonal antibody technology to inform users if they are pregnant. With this type of technology, a monoclonal antibody is created to specifically bind to a hormone, Human Chorionic Gonadotropin (HCG), that a pregnant woman produces after conception. This process allows for the detection of pregnancy.  The ability to determine early pregnancy is important in avoiding the absorption of harmful chemicals or drugs that can directly affect an infant.

In March, 2007, we entered into a strategic agreement with Takasima Industries (“Takasima”). As a result of this agreement, Takasima has been engaged as the sole agent of China Sky One's patch products in Malaysia.  Takasima has commenced marketing and sales efforts of China Sky One's Slim Patch product line. The Slim Patch is a weight loss product that is currently sold in China under the "Tian Di Ren" brand. The Slim Patch will be repackaged and sold in Malaysia under the "Takasima" brand name. The strategic agreement also requires that Takasima will generate sales revenue of approximately US$1.0 million per month. Since the signing of the agreement, Takasima has fulfilled its monthly obligation. Management anticipates that this strategic agreement could result in up to US$12 million in additional annual sales revenue in 2007, with a net profit margin of approximately 20%. The agreement also provides that Takasima has a first right of refusal to become the sole distributor of the Slim Patch in all of Southeast Asia.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

	December 31
	2006		2005 (Pro forma)
REVENUES		Variance
Product Sales (net of sales allowance)	$13,386,223	78.42%	$7,502,682
Contract Sales	6,382,737	101982%	6,253
Government Grant	112,755	-44.36%	202,706
Total revenues	19,881,715		7,711,641

COST OF GOOD SOLD
Cost of good sold	5,063,084	129%	2,213,667
Gross Profit	$14,818,631	170%	$5,497,974

Total sales increased by 158% in 2006 compared to 2005.  The $12.17 million increase in sales is attributable to strong performances from our sales distribution channel, as well as the addition of a new line of contract sale service in 2006 to sell other manufactured brands through our distribution channel.

Product sales increased by 78.42% in the year ended December 31, 2006, to $13,386,233 from $7,502,682 in 2005.  This growth in sales is attributable to volume and continuing efforts to develop our distribution channels by hiring direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Government grant was recognized of $112,755 in 2006 compared to $202,706 in 2005. The government grant was issued to support our research and development, and the production of new medicines.  The grant is recognized as income over the period necessary to match the related costs.  This decrease in government grant received was also due to the expansion in our size and an increase in revenue and capital which made us less qualified for certain government grant that are issued to small businesses.

Contract and Other Revenue

The following table summarizes the period over period changes in our contract and other revenues:

	2006	Change	2005 (Pro forma)
Contract and other revenue	$6,382,737	101982%	$6,253

Contract and other revenue was $6,382,737 in 2006, or a significant increase of $6,376,484 over nominal sales of $6,253 in 2005. In 2006, contract and other revenue increased primarily due to net product distribution service revenue from sales of other manufactured brands through our distribution channel, which constitutes approximately 32% of total sales in 2006.

 Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales and cost of goods sold and product gross margin:

	2006	Variance	2005 (Pro forma)
Total sales	$19,881,715	158%	$7,711,641
Cost of goods sold	$5,063,084	129%	$2,213,667
Product gross margin	75%		71%

Our product gross margin for 2006 was 75%, compared to 71% for 2005. The lower gross margin was primarily due to the launch of a new sales line of other manufactured brands through our distribution channel, the gross margin for this contract service line is around 80% with a corresponding impact to our product gross profit.

Selling, General and Administrative Expenses.

The following table summarizes the period over period changes in our selling, general and administrative (SG&A) expenses over the last two years:

	December 31
	2006	Variance	2005 (Pro forma)
Operating Expenses
R&D Expenses	146,903		51,469
General, administrative and selling expenses	$9,556,811	228%	$2,914,190
Total operating expenses	9,703,714		2,965,659

Other (Income) Expenses
Interest income	(1,942)		(1,479)
Interest expense	53,974	183%	19,042
Total other ( income) expenses	$52,032		$17,563

Gross sales increased approximately $12.36 million in 2006, and corresponding, selling, general and administrative expenses (“SG&A”) for 2006 increased by $6,642,621 over 2005. Higher expenses were primarily driven by higher headcount which increased compensation and benefits by $1.12 million including employee stock-based compensation expense of $65,604 from our adoption of SFAS 123R on January 1, 2006.  In addition, this increase is attributable to an increase in advertising costs of $648,225; $2.5 million related to a general expansion of our sales and marketing activities; our promotional program relating to our business growth; business development activities; and the sales force expansion planned for the anticipated launch in our new contract service line.  The increase in SG&A was also impacted by the inclusion of approximately of $1.8 million in professional and advisory fees related to the reverse merger with Comet.

Earnings to common stockholders are $4,300,401 for the year ended December 31, 2006, or $0.31 per share, compared with $2,158,671, or $0.20 per share for the year ended December 31, 2005.    The 2006 net income includes expenses of $200,000 associated with the Company’s reverse merger with Comet, plus a significant expense of non cash share-based compensation of $1,630,953 is attributed to consultants and advisors associated with the reverse merger, and $65,604 associated with the Company’s 2006 Stock Option Plan, pursuant to the requirement of SFAS123R. After removing the net deferred tax effects of the non-cash items noted above, the Company's non-GAAP net income for 2006 was $5.85 million, or $0.42 per share.

Research and development (“R&D”) expenses were $146,903 for 2006 compared to $51,469 for 2005.  We anticipate R&D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for our products.

Finance costs increased by $34,942 from 2005, associated with bank loans of $511,642.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity as of the end of, and for each of, the last two years:

	2006	2005 (Pro forma)
As of December 31:
Cash, cash equivalents and marketable securities	$6,586,800	$2,937,333
Working capital	7,797,928	2,935,221

Year Ended December 31:
Cash provided by (used in):
Operating activities	4,581,951	1,138,051
Investing activities	(4,227,881)	(859,338)
Financing activities	2,930,832	590,635

As of December 31, 2006, cash and cash equivalents were $6,586,800, an increase of 124% over December 31, 2005. The increase of $3,649,467 in 2006 was primarily due to: an approximately $4.78 million was generated from operations in China tax jurisdictions; net proceeds generated from a private common stock issuance of $2,715,000, and notes of $215,832.  These increases were partially offset by capital expenditures of $4.23 million in 2006.

The Company’s current ratio at December 31 was 2.51, and quick ratio was 2.44.  Its primary sources of funds include cash balances, cash flow from operations, and potentially the proceeds of borrowing and sales of equity.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's current operating and capital requirements.

There was no restrictive bank deposit pledged as of December 31, 2006. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Our total outstanding liabilities were $4.06 million as of December 31, 2006.

Cash flows provided by operating activities were $4.58 million for the year ended December 31, 2006 compared to cash provided by operating activities of $1.14 million for the comparable 2005 period. The increase in cash provided by operating activities of $3.5 million was attributable primarily to sales growth, which is also enhanced by a $1.94 million increase in accounts receivable, and offset by increased inventories of approximately $103,000 plus an increase of approximately $0.7 million increase in accounts payable and accrued expenses.

Working capital at December 31, 2006 was $7.8 million, compared to $2.94 million at December 31, 2005. Significant factors that resulted in an increase in 2006 working capital were: a $3.65 million increase in cash, cash equivalents; a $1.70 million of non cash share-based compensation; and a $1.94 million increase in accounts receivable primarily due to increased sales of $12.26 million in 2006, offset by higher collection activity.

These increases were partially offset by:  a $420,795 increase in income taxes payable primarily due to higher profitability; a $1,688,896 increase in liabilities reflecting the share-based compensation pursuant to the requirement of SFAS 123R; a $519,531 increase in accounts payable, and other accrued liabilities including increases in accruals in wages.

Accounts receivables increased by $1,940,913 or 154% to $3,199,026 as of December 31, 2006, compared to $1,258,113 as of December 31, 2005.  This increase is primarily due to an increase in sales of $12,260,025.  More than ninety percent of the Company’s receivables are aged less than 90 days.

Inventories decreased by $102,578 to $278,562 as of December 31, 2006, from $381,140 as of December 31, 2005.  The Company has a small inventory on hand primarily due to the enhanced productivity of newly purchased equipment and machinery, and the popularity of Company products in the market.

Properties and equipment, stated at cost less accumulated depreciation and amortization, consist of:

Property and Equipment	12/31/2006	12/31/2005 (Pro forma)
Buildings	$ 2,632,973	$ 619,810
Automobiles	264,641	133,998
Furniture and Fixtures	4,382	4,382
Equipments	1,432,986	419,242
Total Property and Equipment	4,334,982	1,177,432
Less: Accumulated Depreciation	(342,471)	(217,437)
Property and Equipment, Net	$ 3,992,511	$ 959,995

Net book value of fixed assets increased by $3,032,516 to $3,992,511 as of December 31, 2006, compared to $959,995 as of December 31, 2005, which is attributable to the purchase of equipment, and the completion of construction on its laboratory and production facility (converted from Construction-In-Progress).

Intangible assets increased by $3,514,229 or 607% to $4,093,017 as of December 31, 2006 from $578,788 in 2005.  This is due to the purchase of several cancer diagnostic kits and registration of GMP Certificate.

Intangible Assets	12/31/2006	12/31/2005 (Pro forma)
Human urinary albumin Elisa kit	$ 376,608	$ 120,772
New Endothelin-1	1,725,322	433,861
AMI detection kit	307,004	-
HIV detection kit	102,335	-
Uterus cancer diagnostic kit	511,673	-
Breast cancer diagnostic kit	511,673	-
GMP certificate license fees	179,085	-
Other secret formulas	24,155	24,155
Distribution rights and customer lists	355,163	-
Total Intangible Assets	$ 4,093,017	$ 578,788

The Company’s AMI Diagnostic Kit, Human Urinary Albumin Elisa Kit and Early Pregnancy Diagnostic Kit have passed the final stages of national inspection. These diagnostic kits will be issued new drug certificates and sold through drug stores, hospitals, examination stations and independent sales agents throughout China.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

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

ITEM 7. FINANCIAL STATEMENTS

China Sky One Medical, Inc.

Table of contents

Page
Independent Auditors’ Report……………………………………….	F-2
Consolidated Balance Sheets………….…….………….……….……	F-3
Consolidated Statements of Operations…………………….…….…	F-4
Consolidated Statements of Shareholders’ Equity……….………….	F-5
Consolidated Statements of Cash Flows………..…………….…….…	F-6 to F-7
Notes to the Consolidated Financial Statements……..……….…….…	F-8 to F-29

E-FANG ACCOUNTANCY CORP., &  CPA

17800 CASTLETON ST., SUITE 208, CITY OF INDUSTRY, CA 91748

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

China Sky One Medical, Inc. and Subsidiaries

(Incorporated in the State of Nevada, USA)

We have audited the accompanying consolidated balance sheets of China Sky One Medical, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Sky One Medical, Inc. and its subsidiaries as of December 31, 2006 and the Company’s results of its operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purposes of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies.  The consolidating information has been subjected to the auditing procedures applied in the audit of consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2006, China Sky One Medical, Inc. adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Compensation.

e-Fang Accountancy Corp. & CPA

Certified Public Accountant

/s/

City of Industry, California

March 19, 2007

China Sky One Medical, Inc. and Subsidiaries

Consolidated Balance Sheet

For the Year Ended December 31, 2006

(Expressed in US Dollars)

As of December 31
2006
Current Assets
Cash and Cash Equivalents (Note 7)	$6,586,800
Accounts Receivable, Net of Allowances (Note 8)	3,199,026
Inventories (Note 9)	278,562
Prepaid Expense	103,734
Total Current Assets	10,168,122
Property, Plant and Equipment
Fixed Assets, Net of Accumulated Depreciation (Note 10)	3,992,511
Land	510,886
Total Property, Plant and Equipment	4,503,397
Other Assets
Deferred Taxes Assets	315,302
Intangible Assets (Note 11)	4,093,017
Total Other Assets	4,408,319
Total Assets	$19,079,838

Current Liabilities
Accounts Payable and Accrued Expenses (Note 12)	$822,786
Short-term Loans (Note 13)	511,672
Wages Payable	260,290
Welfare Payable	141,489
Taxes Payable (Note 14)	566,416
Share-based Compensation (Note 5)	1,688,896
Deferred Revenue - Government Grants (Note 15)	67,541
Total Current Liabilities	4,059,090
Total Liabilities	$4,059,090

Commitment and Contingency (Note 21)	-

Stockholders' Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-
Common Stock, $0.001 par value; 20,000,000 shares authorized; 12,031,536 shares issued and outstanding	12,032
Additional Paid In Capital	5,773,329
Currency Exchange Adjustment	422,119
Retained Earnings	8,813,268
Total Stockholders' Equity	15,020,748
Total Liabilities and Stockholders' Equity	$19,079,838

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Consolidated Statement of Income

For the Year Ended December 31, 2006

(Expressed in US Dollars)

	For the Years Ended December 31
	2006	2005 unaudited (Pro forma)
REVENUES

Sales (Note 3)	$19,768,960	$7,508,935
Government Grant (Note 3)	112,755	202,706

Less: Cost of Good Sold	5,063,084	2,213,667

Gross Profit	14,818,631	5,497,974

OPERATING EXPENSES
Research & Development	146,903	51,469
Selling, General and Administrative Expenses	9,556,811	2,914,190
Total Operating Expenses	9,703,714	2,965,659

Income from Operations	5,114,917	2,532,315

Other Expense (Income)
Interest Expenses	52,032	17,563
Currency Exchange Adjustment	(1,978)	-
Total Other Expense (Income)	50,054	17,563

Income before tax provision	5,064,863	2,514,752
Less: Provision for Income Taxes (Note 16)	764,462	356,081

Net Income	$4,300,401	$2,158,671
Basic net income per share	$0.36	$0.20
Weighted-average shares outstanding used in calculation of basic earnings (loss) per share	12,031,536	10,929,370

Diluted net income per share	$0.31	$0.20
Weighted-average shares used in calculation of diluted earnings (loss) per share	13,845,036	10,929,370

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2006

(Expressed in US Dollars)

	Common Stock, $0.001 par value; 20,000,000 shares authorized; 12,031,536 shares issued and outstanding	Additional Paid-in Capital	Currency Conversion Adjustment	Capital Reserves	Retained Earnings after transfer to Capital Reserves	Total stockholders’ equity
				(Note 18)

Balance at December 31, 2005 (Pro forma)	$10,929	$2,847,438	$57,554	$350,582	$4,162,285	$7,428,788

Notes convert to common stock (net)	103	204,229	-	-	-	204,332

Issuance of additional common stock (net)	1,000	1,797,379	-	-	-	1,798,379

Net Income for the year ended December 31, 2006	-	-	-	-	4,300,401	4,300,401

Compensation expense for stocks and warrants committed	-	924,283	-	-	-	924,283

Currency Exchange Conversion Adjustment			364,565			364,565

Transfer to Capital Reserves	-	-	-	436,706	(436,706)	-

Balance at December 31, 2006	$12,032	$5,773,329	$422,119	$787,288	$8,025,980	$15,020,748
				a	b

Total Retained Earnings (a+b)					8,813,268

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Year Ended December 31, 2006

(Expressed in US Dollars)

	For the Years Ended December 31
	2006	2005 unaudited (Pro forma)
Cash flows from operating activities:
Net income	$4,300,401	$2,158,671

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	125,034	41,216
Share-based compensation expenses	1,696,557	-

Changes in assets and liabilities:
Increase in accounts receivable	(1,936,581)	(157,900)
Increase in inventories	102,578	270,501
Decrease in prepaid accounts	(85,417)	4,883
Increase in deferred taxes assets	(315,302)	-
Increase in accounts payable and accrued expenses	98,736	(1,262,892)
Decrease in related party payable	(18,000)	(39,795)
Increase in wages payable	137,647	41,627
Increase in welfare payable	43,744	29,437
Increase in taxes payable	420,795	97,855
Increase in deferred revenue	11,759	(45,552)
Net cash provided by operating activities	4,581,951	1,138,051

Cash flows from investing activities:
Purchase of property and equipment	(3,157,550)	(378,922)
Purchases of intangible assets	(3,514,229)	(433,861)
Decrease in construction-in-progress	2,443,898	(46,555)
Net cash used by investing activities	(4,227,881)	(859,338)

Cash flows from financing activities:
Increase in short-term loan	15,832	495,840
Proceeds from issuance of convertible note, net	200,000	-
Proceeds from the issuance of common stock, net of offering costs	2,715,000	94,795
Net cash provided by financing activities	2,930,832	590,635

Effect of foreign currency exchange adjustment	364,565	57,554

Net increase in cash	3,649,467	926,902
Cash at beginning of year	2,937,333	2,010,431
Cash at end of year	$6,586,800	$2,937,333

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Year Ended December 31, 2006

(Expressed in US Dollars)

	For the Years Ended December 31
	2006	2005 unaudited (Pro forma)
Supplemental disclosures of cash flows:
Cash paid during the year for:
Interest, net of capitalized interest	$36,429	$17,563
Income taxes	767,701	288,533
Supplemental disclosures of non-cash transactions:
Share-based compensation expenses	2,613,178	-
Foreign currency exchange adjustment	364,565	57,554

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

1.

Description of Business

China Sky One Medical, Inc. ("China Sky One"), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the change in the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc.," became effective.

Effective May 30, 2006 and pursuant to a plan of reorganization, American California Pharmaceutical Group, Inc. (“ACPG”) completed a stock change agreement with Comet Technologies, Inc., ("Comet"). Under the terms of the agreement, all of the ACPG's outstanding stock was exchanged for 10,193,377 shares of Comet common stock.   The  closing of the Exchange Agreement (“Closing”), resulted in a change in voting control of Comet.  The original shareholders of ACPG hold  approximately 93% of the outstanding common stock of Comet, and the former Comet shareholders hold a total of 735,993 shares of common stock, or 7% of the outstanding common stock, including stock granted under a consulting agreement to Comet’s two current officers, who resigned as officers and directors at the closing.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D thereunder.   The transaction is treated as a reverse merger for accounting purposes.

American California Pharmaceutical Group, Inc. (“ACPG”) was incorporated in the State of California on December 16, 2003. On December 8, 2005, ACPG completed its merger with Harbin TDR Medical Science & Technology Developing CO., Ltd  (“TDR”) by exchanging 100% of its issued and outstanding common stock for 100% of the issued and outstanding shares of common stock of TDR and its subsidiaries.  TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, the People’s Republic of China (“PRC”). TDR was reorganized and incorporated as a limited liability company on December 29, 2000 pursuant to the “Corporation Laws and Regulations” of the People’s Republic of China.  Originally it has two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited (“First”) and Kangxi Medical Care Product Factory (“Kangxi”).  Kangxi merged with First on July 31, 2006.

On October 16, 2006, the Company successfully entered into the field of research and development of tissue and stem cell banks, with the establishment of Harbin Tian Qing Biotech Application Company (“Harbin Biotech”).  The Health Department of Heilongjiang Province, on the basis of the evaluation of results from experts, issued a document approving and authorizing the Company to enter into the above-mentioned development areas.  Harbin Biotech, now a wholly-owned subsidiary of the Company, obtained legal operation rights in these fields, which prevents other companies from entering the same fields in Heilongjiang Province.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

1.   Description of Business (Continued)

TDR and First are leading producers and distributors of external-Chinese medicine products in China.  The principal activities of TDR and First are the  research, manufacture and sale of  over-the counter non-prescription health care products.   TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in Heilongjiang Province.  TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through China domestic pharmaceutical chain stores.

China Sky One is a holding company whose principal operations are through its subsidiaries; it has no revenues separate from its subsidiaries, and has nominal expenses related to its status as a public reporting company and to its ownership interest in ACPG, TDR and TDR’s  subsidiaries.

2.

Basis of Preparation of Financial Statements

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, ACPG, TDR, First and Harbin Biotech. All inter-company transactions and balances were eliminated.

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

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

3.

Summary of Significant Accounting Policies (Continued)

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

Prepaid Account – The Company records the balance of the amortized slotting fee not used in the current period as prepaid expenses.  Prepaid account as well includes advances to employees that include cash prepaid to employees for their travel, entertainment and transportation expenditures.

Inventories – Inventories were accounted for using the first-in, first-out method and included finished goods, raw materials, freight-in, packing materials, labor, and overhead costs. Values stated were at the lower of cost or market while cost was determined by a moving weighted average. Provisions were made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions.

.

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

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

3.   Summary of Significant Accounting Policies (Continued)

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

Intangible assets – Intangible assets consist of secret Chinese medicine formulas with exclusive right to the formulas, core technology, sales workforce, marketing network and distribution rights. The sales workforce, distribution rights and marketing network arose in connection with the purchase of the Tianlong Beijing office. These intangible assets have indefinite useful economic lives supported by cash flows and are not subject to regular periodic amortization but are subject to review for impairment.

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

As of December 31, 2006

(Expressed in US Dollars)

3.   Summary of Significant Accounting Policies (Continued)

Foreign currency translation -These financial statements have been prepared in U.S. dollars.  China Sky One is only a holding company; it has no revenues and only nominal expenses, which are related to its status as a public reporting company and its ownership interest in TDR and subsidiaries. The functional currency for TDR and its subsidiaries is denominated in “Renminbi” (“RMB”) or “Yuan”. TDR maintains its books and accounting records in Renminbi ("RMB"), the currency of the primary economic environment in which the entities operate. FASB Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” requires differentials to be calculated and allocated using the current rate method if the foreign entity’s functional and local currencies are the same.  Non-monetary assets and liabilities are translated at historical exchange rates.  Monetary assets and liabilities are translated at the exchange rates in effect at the end of the year.  The income statement accounts are translated at average exchange rates.  The conversion gains and losses are not recognized in the income statement under the functional currency approach.

They are accumulated in a separate account in stockholders’ equity (i.e., the cumulative foreign exchange translation adjustments account). This treatment is based on the FASB’s view that translation gains or losses are not directly related to the foreign entities’ operating cash flows. As a result, the Company recognized in equity the effect of currency translation in the amount of $422,119 as of December 31, 2006.

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

The Company occasionally applies to various government agencies for research grants. Revenue from such research grants is recognized when earned. In situations where TDR receives payment in advance for the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.  Such revenues, which are not refundable, generally do not involve difficult, subjective or complex judgments. The government grants that require the completion of certain objectives in the research and/or development processes are recognized as revenue when specific objectives were met. This sometimes requires management to judge whether or not a milestone has been met, and when it should be recognized in the financial statements. The company recognized revenue from such grants in the amount of $112,755 for the year 2006 and $202,706 for 2005.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

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

For the year ended December 31, 2006, the Company incurred $146, 903 in research and development expenditures, and $51,469 for year 2005.

Advertising—The Company expensed advertising costs the first time the respective advertising took place.  The total advertising expenses incurred for the year 2006 was $1,576,781 and $1,007,748 for year 2005.

Slotting fees— From time to time, the Company enters into arrangements with customers in exchange for obtaining rights to place our products on customers' shelves for resale at retail.  The Company also engages in promotional discount programs in order to enhance sales in specific channels.  These payments, discounts and allowances reduce our reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104

The Company records its obligations under each arrangement at inception and amortizes the total required payments using the straight-line method over a term of time, which is normally the minimum time that we are allowed to sell our products in given retail outlets.  The Company records the balance of the amortized slotting fee not used in the current period as prepaid expenses.  As the Company applies the amortized slotting fee as contra revenue, it

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

3.   Summary of Significant Accounting Policies (Continued)

reduces the reported gross revenue by an amount equal to the reduction in prepaid expenses. The slotting fees incurred for the year 2006 was $777,217 and $7,840 for year 2005.

Taxation – The Company uses the asset and liability method of accounting for deferred income taxes.  The Company’s provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.  The Company records liabilities for income tax contingencies based on our best estimate of the underlying exposures.

The Company has not provided for possible U.S. taxes on the undistributed earnings of foreign subsidiaries.   The Company does not believe it is practicable to determine the tax liability associated with the repatriation of our foreign earnings because it is company policy to reinvest these earnings in non-U.S. operations. These undistributed foreign earnings after excluding the general reserves are $8,205,108 and $3,811,703 at December 31, 2006 and 2005, respectively.

The Company periodically estimates its probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations.  The Company  adjusts income tax expense in the period in which these events occur.

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

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The income tax rate for TDR is 15% based on State Council approval.

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

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

3.   Summary of Significant Accounting Policies (Continued)

First has chosen to locate in the High-Tech Industrial Development District is levied at 15 percent annually.

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

As of December 31, 2006

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

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at  December 31, 2006 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”).  The standard provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances.  Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management of the Company is evaluating the impact of this standard, but does not anticipate that it will have a significant impact on its financial statements.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

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

4.

Earnings per Share

We have applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock warrants and options to purchase 1,813,500 shares of common stock, all but 113,500 of which were exercisable during the year ended December 31, 2006,  were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

4.   Earnings per Share (Continued)

The following table sets forth our computation of basic and diluted net income (loss) per share:

	Year ended December 31,
	2006	2005 Pro forma
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$4,300,401	$2,158,671

Net income (loss) used in calculation of diluted earnings (loss) per share	4,300,401	2,158,671

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	12,031,536	10,929,370
Effect of dilutive securities:
Stock options and equivalents	1,813,500	-
Weighted-average common shares used in calculation of diluted earnings (loss) per share	13,845,036	10,929,370

Net income (loss) per share:
Basic	0.36	0.20
Diluted	0.31	0.20

5.

Share-base Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

5.   Share-base Compensation (Continued)

companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. The Company uses the Black-Scholes model to value stock-based compensation expense. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of the Company’s stock price and the volatility of public companies that the Company considered comparable.  The effect of adoption of the new standard for the year ended December 31, 2006 related to stock options to employees were additional non-cash expenses of $65,604.  As of December 31, 2006, stock options to acquire 113,500 shares of common stock are held by employees and begin to vest in June, 2007.   None of these options have been exercised.

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period. In connection with closing of the Stock Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for reverse merger, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share and 50,000 shares on or before December 20, 2008 at a price of US$3 per share.  The fair value of these warrants were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following assumptions:  no dividends; risk-free interest rate of 4%; the contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available.  In addition, on May 11, 2006, a total of 219,212 shares were issued to the two former officers of Comet, under a consulting agreement for a two year term, in connection with the merger transaction, the fair value of these shares as of December 31, 2006, were determined to be $210,739 and deducted as expenses based on the Black-Scholes model.

Certain of our fully vested options granted to non-employees are outside the scope of SFAS No. 123R and are subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company's Own Stock," the terms of the warrants and the transaction documents, the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital at the closing date.  The warrant liability will be reclassified to equity when the warrants are exercised.  On October 17, 2006, the Company paid the placement agent and its sub-agents $270,000 (9%) in cash as fees for services performed in conjunction with the private placement that was completed on October 17, 2006. The Company also issued a warrant to purchase 150,000 shares of common stock of the Company

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

5.   Share-base Compensation (Continued)

at an exercise price of $3.00 per share for 100,000 shares and $3.50 per share for 50,000 shares to the placement agent and its sub-agents in the private placement.  The warrants at $3.50 per share are not exercisable, and will expire, unless the warrants at $3.00 are first exercised.  The warrants issued to the placement agent are exercisable commencing on

October 17, 2006, and ending on October 10, 2008.   In addition to the 500,000 warrants awarded for the reverse merger services, described above, the Company granted to two advisors an additional 500,000 warrants in connection with services performed for the private placement, entitling the advisor and agent to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share. The fair value of above warrants were computed as $916,622 as of December 31, 2006 based on the Black-Scholes option-pricing model.  The Company allocated $916,622 between issuance costs offsetting the liability for common stock warrants and equity based on a relative fair value allocation of the stock issued and warrants issued to the holders.

As of December 31, 2006, stock options and warrants to acquire approximately 1,200,000 shares of common stock are held by non-employee consultants and remained unexercised.

The adoption of SFAS 123R had the following impact on our consolidated statement of operations for the year ended December 31, 2006:

Share-based Compensation-decrease in net income (net of deferred tax benefits)	$1,563,281
Decrease in basic and diluted net income per share:
Basic	$0.13
Diluted	$0.11

6.

Concentrations of Business and Credit Risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. The Company places its cash in high credit quality financial institutions.

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company continuously monitors collections and payments from its customers and maintains an allowance for estimated credit losses based on the creditworthiness of each customer as well as any specific customer collection issues are identified.  Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of diverse customers in different locations in China. Ninety percent (90%) of the Company’s accounts receivable are less than 60 days in arrears. While such credit issues have not been significant, there can be no

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

6.

Concentrations of Business and Credit Risk (Continued)

assurance that the Company will continue to experience the same level of credit losses in the future.  The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB.

7.

Cash and Cash Equivalents

As of December 31, 2006, Cash and Cash Equivalents consist of the following:

Cash and Cash Equivalents	12/31/2006
Cash on Hand	$ 2,499
Bank Deposits	4,944,286
Restricted Cash	1,640,015
Total Cash and Cash Equivalents	$ 6,586,800

The amount of US$1,640,015 of restricted cash was temporarily held by the China State Administration of Foreign Exchange as of December 31, 2006 as a result of additional regulations announced in 2006 aimed at further strengthening China's anti-money laundering efforts.  The amount of $744,380 was released to TDR on January 22, 2007; the rest of amount will be released to TDR by the end of March, 2007.

8.

Accounts Receivable

As of December 31, 2006, Accounts Receivable totaled $3,199,026, net of Provisions for Doubtful Accounts.  All the accounts receivable aging is less than 180 days; fifty two percent (52%) of the Company’s receivable are less than 30 days and total ninety five percent (95%) is less than 90 days in arrears.

Accounts Receivable	12/31/2006
Trade receivables	$ 3,199,026
Allowance for doubtful accounts	-
Total Accounts Receivable	$ 3,199,026

9.

Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

9.   Inventories (Continued)

As of December 31, 2006, inventories consist of the following:

Inventory	12/31/2006
Raw Material	$ 59,067
Supplemental Material	108,394
Work-in-Process	78,770
Finished Products	32,330
Total Inventory	$ 278,562

10.

Property and Equipment

All of TDR and its subsidiaries’ buildings and fixed assets are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 1995.  As of December 31, 2006, Property and Equipment consist of the following:

Property and Equipment	12/31/2006
Buildings	$ 2,632,973
Automobiles	264,641
Furniture and Fixtures	4,382
Equipments	1,432,986
Total Property and Equipment	4,334,982
Less: Accumulated Depreciation	(342,471)
Property and Equipment, Net	$ 3,992,511

For the year ended December 31, 2006, depreciation expenses totaled $125,034.

11.

Intangible Assets

As of December 31, 2006, the Company’s intangible assets consist of:

•

Purchased technology rights

•

Distribution rights

•

Secret Chinese medicine formula

•

Distribution rights and customer lists

•

GMP certificate license fees

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

11. Intangible Assets (Continued)

The following table contains the change in our intangible assets during the year ended   December 31, 2006:

Intangible Assets	12/31/2006
Human urinary albumin Elisa kit	$ 376,608
New Endothelin-1	1,725,322
AMI detection kit	307,004
HIV detection kit	102,335
Uterus cancer diagnostic kit	511,673
Breast cancer diagnostic kit	511,673
GMP certificate license fees	179,085
Other secret formulas	24,155
Distribution rights and customer lists	355,163
Total Intangible Assets	$ 4,093,017

12.

Accounts Payable and Accrued Expense

As of December 31, 2006, Accounts Payable and Accrued Expense consist of the following:

Accounts Payable and Accrued Expense	12/31/2006
Accounts Payable and Accrued Expense	$ 423,425
Other Accounts Payable	399,361
Total Accounts Payable & Accrued Expenses	$ 822,786

Other Accounts Payable includes advance customer deposits which represents the collections of cash in advance to ensure the future delivery of goods or services.  Advances customer deposits are classified as current liabilities if the goods and services are to be delivered within the next year (or the operating cycle, if longer).  The other accounts payable also included $200,000 payable due to an agent in connection with the reverse merger with Comet.

13.

Short-Term Loan

TDR has secured a loan with a bank in the amount of $511,672, which bears monthly interest at a rate of 0.6825%, and is secured by real property that has an estimated value of $619,988.  The loan is also personally guaranteed by Yanqing Liu, the Company’s President and a principal shareholder.  The loan is due on its maturity date on June 22, 2007.   TDR incurred $48,933 of interest expenses associated with this loan for the year ended December 31, 2006.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

13. Short-Term Loan (Continued)

Promissory Note Conversion

On August 3, 2006, ACPG signed a convertible promissory note (the “Note”) with Luminus Capital Management, Ltd. (“Luminus”), in the amount of $200,000.  The Note bears interest at 6.5% per annum with a maturity date of August 3, 2007, and is payable upon maturity or conversion of the Note.  On October 3, 2006, the Company announced that Luminus served notice to convert the Note into common shares at a price of $2.00 per share. The note (including accrued interest) was converted on October 3, 2006, into a total of 102,166 shares of common stock.

14.

Taxes Payable

As of December 31, 2006, taxes payable consists of the following:

Taxes Payable	12/31/2006
Value Added Tax	$ 236,605
Enterprise Income Tax	320,750
City Tax	4,426
Payroll Tax	4,635
Total Taxes Payable	$ 566,416

15.

Deferred Revenue – Government Grant

The Company received several federal government grants supporting the facility construction, research, development, and production of medicines.  These grants were nonrefundable to the State once awarded as long as the grants are used in the areas requested by the grants.  First used these federal grants to fund research and development projects, build infrastructure for development and/or manufacturing of medicines, and other activities that are within the scope of grants.  The remainder of the grants is deferred to the following years for qualified research and development activities.  All the completed projects and activities funded by the government grants were reported to and approved by the funding agencies for qualification of future grants.   For the year ended December 31, 2006, the Company has recognized $112,755 federal grant, with the balance $67,541 deferred.  For the year ended December 31, 2005, the Company has recognized $202,706 federal grant, with the balance $55,782 deferred.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

16.

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

As of  December 31, 2006, TDR has attained profitable operations for tax purposes. TDR and First are the enterprises authorized by the State Council as special entities; consequently, the enterprise income tax rate is reduced to 15%.

For the year ended December 31, 2006, the Company has recognized $112,755 federal grants.  The government grants are tax exempt income and considered as Additional Paid-in Capital instead of income under the Chinese accounting system. The Company recorded the grants based on the US GAAP.

A reconciliation of the federal statutory income tax to the Company's effective income tax rate for the three months period ended December 31, 2006 is as follows:

12/31/2006

Income before tax provision	$ 5,064,863

Taxation calculated at statutory rate 15%	759,729
Tax effect of tax exempt Government Grants	(16,913)
Tax Effect for expenses were not deductible for taxation purposes	21,645
Tax effect of China Sky One NOL not deducted by TDR	33,515
Tax effect of share-based compensation not deducted by TDR	281,788
Tax charges of TDR & Subsidiaries for the Year 2006	1,079,764
Deferred tax benefits arising from share-based compensation and China Sky One NOL carryover	(315,302)
Reconciled income tax provision	$ 764,462

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

16. Income Taxes (Continued)

Deferred Tax Assets

We record a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

A portion of the deferred tax assets related to net operating loss carryforwards of China Sky One US operation as of December 31, 2006 include amounts related to share-based stock option deductions.  Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred.

Significant components of the Company’s deferred tax assets are shown below.  Nil valuation allowance has been established to offset the deferred tax assets, as realization of such assets is certain per the management valuation.  The tax benefit has been reported in the December 31, 2006 consolidated financial statements since the potential tax benefit is not offset by a valuation allowance.

      Net deferred tax assets consist of the following components as of December 31, 2006:

12/31/2006
Deferred tax assets:

NOL Carryover from China Sky One (formerly known as Comet)	$ 223,430
Share-based compensation expenses based on 123R	1,878,583
Deferred Tax at 15% tax rate	315,302
Deferred tax liabilities:
Valuation allowance	-
Net deferred tax asset	$ 315,302

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

17.

Related Party Transactions

The amounts due from (to) related parties as of December 31, 2006 are as follows:

Name	Balance at 12/31/2006	Maximum Outstanding Balance During the Year	Security Held

First – 100% owned Subsidiary	$ 15,375,438	$ 15,375,438	None

The amounts due are unsecured, interest free and have no fixed repayment terms, which was eliminated from the consolidated financial statements.

As of December 31, 2005, Comet owed $18,000 to related parties for unpaid services rendered to the Company.

18.

Capital Reserves (other than retained earnings)

As stipulated by the relevant laws and regulations applicable to China's foreign invested enterprises, TDR is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to the statutory surplus reserves which include a general reserve, an enterprises expansion reserve, and employee welfare and bonus reserves.  Pursuant to the relevant PRC regulations and the provisions of the Company’s Memorandum and Articles of Association, the Company is required to appropriate 5-10% of the net distributable profit after enterprise income tax to capital reserve, profit attributable to the shareholders shall be appropriated in the following sequence; the general reserve is used to offset future extraordinary losses as defined under PRC GAAP.  TDR may, upon a resolution passed by the owners, convert the general reserve into capital.

The employee welfare and bonus reserve is used for the collective welfare of the employees of TDR. The enterprise expansion reserve is used for the expansion of TDR and can be converted to capital subject to approval by the relevant authorities. The Company recorded reserves of $436,702 as of December 31, 2006 and the accumulated reserves of $350,582 in 2005.  No adjustments are required under accounting principles generally accepted in the United States of America in 2006.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

19. Employee Retirement Benefits and Post Retirement Benefits (Continued)

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

Stock Compensation Plan

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of December 31, 2006, non-qualified options to purchase a total of 113,500 shares were granted and reserved for issuance under the 2006 Stock Incentive Plan.

20.

Foreign Currency Translation Adjustment

We consider the local currency for all of our foreign subsidiaries to be the functional currency for that subsidiary. Assets and liabilities are translated at current rates of exchange. Income and expense items are translated at the average exchange rates for the year. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of shareholders’ equity. As a result, we include translation adjustments for these subsidiaries in stockholders’ equity. Our stockholders’ equity includes net cumulative foreign currency translation gains of $422,119 at December 31, 2006 and $57,554 at December 31, 2005.

Gains and losses on all other foreign currency transactions, including gains and losses attributable to foreign currency forward contracts, are included in income statement as our results of operations and were a net gain of $1,977 at December 31, 2006 and nil in 2005.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of December 31, 2006

(Expressed in US Dollars)

21. Commitments and Contingencies

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of external use Chinese medicine such as those sold by the Company are subject to regulations by one or more federal agencies. The principal federal agencies include the State Food and Drug Administration of the Government of the Peoples Republic of China, the Food and Drug Administration (the “FDA”), Heilongjiang Provincial Food and Drug Administration of the People's Republic of China (PFDA), National Biology Products Inspection Institute (NBPI) and the National Food and Drug Administration (NFDA) of the People's Republic of China and, to a lesser extent, the Consumer Product Safety Commission. These activities are also regulated by various governmental agencies for the countries, states and localities in which the Company’s products are sold.

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

22.

Subsequent Events

The amount of US$1,640,015 of restricted cash that was temporarily held by the China State Administration of Foreign Exchange as of December 31, 2006 as result of the additional regulations were announced in 2006 aimed at further strengthening China's anti-money laundering efforts.  The amount of $744,380 was released to TDR on January 22, 2007; the rest of amount will be released to TDR on the ended of Mach, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements regarding accounting and financial disclosure matters with the independent public accountants of the Company.

As reported in a Current Report on Form 8-K dated July 26, 2006, and incorporated herein by reference, effective July 21, 2006, the Company engaged e-Fang Accountancy Corp. (“e-Fang”), as its independent registered accounting firm to audit the financial statements of China Sky One Medical, Inc. for the fiscal year ended December 31, 2006. At the time of the engagement, the services of HJ & Associates, LLC (“HJ”), the firm that audited the financial statements of the Company for the year ended December 31, 2005, was dismissed by the Company.   The dismissal was approved by the board of directors of the Company.   During the two fiscal years ended December 31, 2005, and the subsequent interim period ended March 31, 2006, there were no disagreements between the Company and HJ on any matter of accounting principles of practice, financial statement disclosure, or auditing scope or practice which if not resolved to the satisfaction of HJ would have caused disagreement in connection with its reports.   e-Fang had been engaged as the independent accounting firm for the Company’s subsidiary, American California Pharmaceutical Group, Inc., a California corporation (“ACPG”), which the Company acquired in 2006.  In the interest of expediency and cost, and because this has been treated as a reverse acquisition for accounting purposes, the Board of Directors of the Company determined to make the change in accounting firms for the parent company, China Sky One.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

Directors and Officers

(a)

Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2006:

Name                      Age

Positions

Liu Yan-qing

43

Chief Executive Officer, President and Director

Han Xiao-yan

40

Chief Financial Officer and Director

Wang Hai-feng

31

Secretary/Treasurer and Director

The officers and directors were elected to their current positions in May, 2006, in connection with the completion of the reverse merger with Comet.  The following information reflects the business background and experience of each director and officer.

Liu Yan-qing is our Chief Executive Officer and President, and Director of TDR and the General Manager of First.  He graduated from Prophylactic Department of Harbin Medicine University, where he obtained his bachelor’s degree.  In 2005, he studied at Tsing Hua University and got an Executive Masters of Business.  Before establishing his own company, he had 8 years of experience as a reporter of Family Health Newspaper.  He has 10 years of experience in drug marketing, research and development of new drugs and enterprise management.  He has been instrumental in establishing TDR’s sales program and sales network covering the PRC.

Han Xiao-yan is our Chief Financial Officer, and the General Manager of TDR and the Vice Director of First.  She received a master of business administration at Harbin Industrial University.  She had five years of hygiene and medical media experience before becoming employed by TDR, and has been instrumental in developing and marketing TDR’s products and expanding its sales.  She serves as senior marketing manager and administrative manager. She has 10 years of financial management experience.  In 2004, she was appointed the general manager of TDR, with responsibility for financing, production, quality control and purchasing.  In 2003, she was appointed vice director of First Bio-Engineering Company Limited.

Wang Hai-feng, our Secretary/ Treasurer, graduated from Heilongjiang University where he majored in English Literature and received two bachelors’ degrees in English and International Trade.  He joined TDR in 2003 and has served as the manager of the international business department, and the assistant to the president and the secretary of the board of directors.  He has been instrumental in the establishment of the Company’s international business department and the expansion of foreign trade.  In 2005, he assisted in product innovation and branding for international markets.  Through the efforts of Mr. Wang, the Company has established strategic relationships with several foreign partners.  Before his employment by TDR, Mr. Wang had experience in product exporting, translating and project operations in foreign companies.

(b)

Significant Employees.  As of the date hereof, the Company has no significant employees.

(c)

Family Relationships.  None.

(d)

Involvement in Certain Legal Proceedings.  There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.   Based on the Company’s review of copies of such forms received by it, the Company believes all such filing requirements applicable to officers, directors and 10% owners of its common stock have been complied with.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the “Code of Ethics”).  A copy of the Code of Ethics is attached hereto as Exhibit 14.1.  The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•

Compliance with applicable governmental laws, rules and regulations

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•

Accountability for adherence to the code

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors currently acts as the audit committee. The Company does not have a qualified financial expert at this time.  The Company intends to continue to search for a qualified individual for hire.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2006 and December 31, 2005.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Liu Yan-Qing Principal Executive Officer and Director	2006 2005	19,500 19,500	-- --	-- --	4,377 --	(1)	-- --	-- --	-- --		23,877 19,500
Han Xiao-Yan Principal Financial Officer and Director	2006 2005	16,500 16,500	-- --	-- --	3,502 --	(1)	-- --	-- --	-- --		20,002 16,500
Wang Hai-Feng, Secretary/Treasurer	2006 2005	13,500 13,500	-- --	-- --	1,124 --	(1)	-- --	-- --	-- --		14,624 13,500
Richard B. Stuart, former Principal Executive Officer and Director	2006 2005	-- --	-- --	-- --	-- --		-- --	-- --	28,200 10,000	(2) (2)	28,200 10,000
Jack M. Gertino, former Principal Financial Officer and Director	2006 2005	-- --	-- --	-- --	-- --		-- --	-- --	56,325 20,000	(2) (2)	56,325 20,000
TOTAL		99,000	--	--	9,003		--	--	114,525		222,528

(1)

Option Awards represent the aggregate grant date fair value of options to purchase 10,000 common shares for Dr Liu, 8,000 common shares for Ms. Han, and 5,000 common shares for Mr. Wang, computed in accordance with FAS 123R.  The grant, vesting and forfeiture information and assumption made in valuation may be found in Note 5 to our financial statements for the year ended December 31, 2006, which are attached hereto, beginning on Page F-1, and in the notes following the table below.

(2)

The Company recorded compensation expense for Richard B. Stuart and Jack M. Gertino, former officers and directors of the Company, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing specific business opportunities for a possible business combination during the fiscal year, participating in meetings and conference calls in connection with such opportunities, and undertaking related activities.

Summary of Employment Agreements and Arrangements

In February, 2006, the Company entered into five-year employment agreements with each of its officers at the annual salaries set forth in the above table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Outstanding Equity Awards at Fiscal Year-end

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Liu Yan-Qing Principal Executive Officer and Director	0	0	10,000(1)	$3.65	October 26, 2011	0	0	0	0
Han Xiao-Yan Principal Financial Officer and Director	0	0	8,000(2)	$3.65	October 26, 2011	0	0	0	0
Wang Hai-Feng, Secretary/Treasurer	0	0	5,000(3)	$3.65	October 26, 2011	0	0	0	0

(1)

On October 26, 2006, we issued to Liu Yan-Qing under our 2006 Incentive Stock Plan (the “Plan”), options to purchase 10,000 shares of common stock, 6,000 options vesting June 30, 2007, and the remaining 4,000 options vesting on June 30, 2008.  These options are exercisable for a five-year period from the date of grant at an exercise price of $3.65 per share.

(2)

On October 26, 2006, we issued to Han Xiao-Yan under our Plan, options to purchase 8,000 shares of common stock, 4,800 options vesting June 30, 2007, and the remaining 3,200 options vesting on June 30, 2008.  These options are exercisable for a five-year period from the date of grant at an exercise price of $3.65 per share.

(3)

On October 26, 2006, we issued to Wang Hai-Feng under our Plan, options to purchase 5,000 shares of common stock, 2,000 options vesting December 31, 2007, 2,000 options vesting December 31, 2008, and the remaining 1,000 options vesting on December 31, 2009.  These options are exercisable for a five-year period from the date of grant at an exercise price of $3.65 share.

Equity Compensation Plan Information

The Company’s board of directors adopted a 2006 Stock Incentive Plan (the “Plan”), to be effective on July 31, 2006.   The Plan was approved by the shareholders on July 31, 2006.    The Plan authorizes the granting of incentive stock options and nonqualified stock options to purchase common stock, stock appreciation rights (“SARs”), restricted stock, performance stock and bonus stock, to key executives and other key employees and consultants of the Company, including officers of the Company and its subsidiaries.  The purpose of the Plan is to attract and retain key employees, to motivate key employees to achieve long-range goals and to further identify the interests of key employees with those of the other shareholders of the Company.  The Plan authorizes the award of 1,500,000 shares of Common Stock to be used for stock, SARs, restricted stock and performance and bonus stock.  If an award made under the Plan expires, terminates or is forfeited, canceled or settled in cash, without issuance of shares covered by the award, those shares will be available for future awards under the Plan.  The Plan will terminate on July 31, 2017.  The Plan is intended to qualify for favorable treatment under Section 16 of the Exchange Act, as amended, pursuant to Rule16b-3 promulgated thereunder (“Rule 16b-3”).  The Plan provides for the grant of “incentive stock options,” as defined in Section 422 of the Internal Revenue Code (“Code”) and nonqualified stock options.

The Plan designates a Stock Option Committee appointed by the Board of Directors and authorizes the Stock Option committee to grant or award to eligible participants of the Company and its subsidiaries and affiliates, stock options, SARs, restricted stock performance stock awards and Bonus Stock awards for up to 1,500,000 shares of common stock of the Company. The initial members of the Stock Option Committee are the Board of Directors.

On October 26, 2006, the Company granted a total of 113,500 non-qualified options under the Plan to key employees, including its officers.   These options are exercisable at a price of $3.65 per share, or 85% of the fair market value of the Shares covered by the options as of the date of grant.   The options begin to vest in June, 2007, and typically vest in increments over either a two-year or three year period, and expire in October, 2011, unless earlier terminated by their terms.  The outstanding options include a total of 23,000 options held by current officers and directors.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2006.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	113,500	$3.65	1,386,500

Equity compensation plans not approved by security holders	None

Total	113,500		1,386,500

DIRECTOR COMPENSATION

 We do not currently pay any cash fees to our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this report, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Common Stock (1)	Percent of Class
Officers and Directors:
Liu Yan-qing (2)	4,660,595	42.52
Han Xiao-yan (2)	1,402,907	12.80
Wang Hai-feng (2)	0	0.00
All Officers and Directors as a group (3 persons):	6,063,502	55.32
Principal Shareholders:
Liu Yan-qing (2)	--------------------See above--------------------
Han Xiao-yan (2)	--------------------See above--------------------
Trang Chong “Charles” Hung (3)	77,685	*
American Eastern Group, Inc. (3)	600,185 (4)	4.79
American Eastern Securities, Inc. (3)	204,803 (5)	1.68

*Less than 1%

(1)

All shares are held of record and beneficially.

(2)

The mailing address for each shareholder is the principal executive offices of the Company, Room 1706, No. 30 Di Wang Building, Gan Shui Road, Nandang District, Harbin, People’s Republic of China 150001.

(3)

The address for each of Mr. Hung and these two entities is 865 South Figueroa Street, #3340, Los Angeles, CA 90017.  Mr. Hung is a principal of both American Eastern Group, Inc. and American Eastern Securities, Inc., and has voting and dispositive power over all of the listed shares in addition to those held in his name.

(4)

Includes warrants to purchase 500,000 shares of the common stock of the Company.  (See “Item 12.  Certain Relationships and Related Transactions”).

(5)

Includes warrants to purchase up to 150,000 shares of the common stock of the Company.  (See “Item 12.  Certain Relationships and Related Transactions”).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective March 9, 2006, we completed a 1-for-8 reverse split of its outstanding common stock.  All numbers in this report give effect to the reverse split.

Effective May 30, 2006, we acquired 100% of American California Pharmaceutical Group, Inc. (“ACPG”) in a stock-for-stock exchange.   The transaction was treated as a reverse merger and a recapitalization of ACPG for financial reporting purposes.   As part of the exchange, Liu Yan-qing and Han Xiao-yan, officers and directors of ACPG, received 4,660,595 and 1,402,907 shares, respectively of the common stock of the Company in exchange for their ownership interest in ACPG.   The other shareholders of ACPG received a total of 4,129,875 shares of common stock of the Company for their ownership interest in ACPG, including American Eastern Group, Inc., American Eastern Securities, Inc., and its principal, Trang Chong (Charles) Hung, who received 87,685 shares, 54,803 shares, and 87,685 shares of the Company, respectively, in connection with the transaction.

In connection with the closing of the stock exchange described above, the Company entered into a consulting agreement with former officers of the Company dated May 11, 2006, with Jack M. Gertino and Richard B. Stuart, officers and directors who resigned at closing, providing for their services as consultants.  For such services, the Company and ACPG agreed to compensate Messrs. Gertino and Stuart as follows:  (a) the sum of $3,000 per month for a period of two years; (b) the issuance of a total of 219,212 shares of restricted common stock (or 109,606 shares each) of the Company.  In addition, under this arrangement, the Company granted to Mr. Gertino an option to purchase a total of 50,000 shares at a price of $3.00 per share at any time before December 20, 2008.

The Company has incurred fees to American Eastern Group, Inc. (“AEG”), and Shenzhen DRB Investment Consultant Limited (“DRB”), in the amount of $200,000 in cash for services rendered in connection with the Exchange Agreement.  In addition, in October, 2006, the Company granted to AES and DRB warrants to each purchase a total of 500,000 shares of common stock exercisable at any time before July 31, 2009, at a price of $2.00 per share.  One-

half of such warrants were deemed to be earned as of the completion of the Exchange Agreement, and the other one-half was deemed earned after completion of the Company’s private offering in October, 2006.  The fair value of the above warrants was calculated as $1,469,190 as of December 31, 2006, based on the Black-Scholes model of accounting, and the total value of compensation to AES and DRB has been determined to be $2,317,128.

American Eastern Securities, Inc., acted as placement agent for the Company in connection with its private offering completed in October, 2006.   The Company sold a total of 200 Units in the private offering, at a price of $15,000 per Unit, for total gross proceeds of $3,000,000 and net cash proceeds of approximately $2,745,000.   Each Unit in the private offering consisted of a total of 5,000 shares of common stock and a warrant to purchase an additional 2,500 shares of common stock at any time prior to October 10, 2008, at a price of $3.50 per share.  As a result, the Company sold a total of 1,000,000 shares of common stock, and issued warrants to purchase an additional 500,000 shares of common stock.  As placement agent, American Eastern Securities earned a placement fee of $270,000 or 9% of the total proceeds from the private offering, and was granted a warrant to purchase Units equivalent to 10% of the Units sold in the offering, or a total of 100,000 shares at a price of $3.00 per share, and, subject to exercising the $3.00 Warrants in full, a warrant for an additional 50,000 shares exercisable at $3.50 per share.  All of the warrants described above have an expiration date of October 10, 2008.  None of the warrants described in this paragraph have been exercised.

ITEM 13.  EXHIBITS

(a)

Exhibits.  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

3.1

Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

3.2

By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

10.1

Option granted to Richard B. Stuart dated March 11, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

10.2

Option granted to Philip C. Gugel dated March 11, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

10.3

Option granted to Jack M. Gertino dated March 11, 1999 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

10.4

Warrant granted to Mark E. Lehman dated March 11, 1999 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

10.5*

Warrant granted to American Eastern Group, Inc., dated October 10, 2006.

10.6*

Warrant granted to American Eastern Securities, Inc., dated October 24, 2006.

14.1*

Code of Ethics

21.1*

Subsidiaries of the Company

31.1*

Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed as exhibits to this annual report on Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accountants for fiscal years ended December 31, 2006 and 2005 are as follows:

Accountant Name		Audit Fees		Audit Related Fees		Tax Fees		All Other Fees
HJ & Associates, LLC for fiscal year ended: December 31, 2005 December 31, 2006	$ $	5,480 4,142	$ $	- -	$ $	247 -	$ $	- -

e-Fang Accountancy Corp. & CPA for fiscal year ended: December 31, 2005 December 31, 2006	$ $	30,000 30,000	$ $	- 24,000	$ $	- -	$ $	- -

The Company does not currently have an audit committee. As a result our board of directors performs the duties of an audit committee. The Company’s board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Date:  March 31, 2007

By:

/s/ Liu Yan-Qing

Liu Yan-Qing, President, CEO

Date:  March 31, 2007

By:

/s/ Han Xiao-Yan

Han Xiao-Yan, CFO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 2007

 /s/ Liu Yan-Qing

Liu Yan-Qing, President, CEO and Director

(Principal Executive Officer)

Date:  March 31, 2007

 /s/ Han Xiao-Yan

Han Xiao-Yan, CFO and Director

(Principal Accounting Officer)

Date:  March 31, 2007

 /s/ Wang Hai-Feng

Wang Hai-Feng, Secretary/Treasurer and Director