Form 10QSB
period 2007-03-31
CHINA SKY ONE MEDICAL, INC.
filed 2007-05-15
CIK 798985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007

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

86-451-53994073 (China)

(Issuer’s telephone number)

    Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of the date of this report, there were 12,036,696 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

CHINA SKY ONE MEDICAL, INC.

Form 10-QSB for the quarter ended March 31, 2007

Table of Contents

Part I - Financial Information

Page

Item 1.  Financial Statements

    3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

  19

Item 3.  Controls and Procedures

  25

Part II - Other Information

Item 1.  Legal Proceedings

  25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  25

Item 3.  Defaults Upon Senior Securities

  25

Item 4.  Submission of Matters to a Vote of Security Holders

  25

Item 5.  Other Information

  25

Item 6.  Exhibits

  26

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

China Sky One Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

March 31, 2007

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$6,710,247
Accounts receivable	4,430,084
Other receivables	138,391
Inventories	788,451
Prepaid expenses	89,170
Total Current Assets	12,156,343

Property and equipment, net	5,168,537
Intangible assets, net	1,997,878
Total Assets	$19,322,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,587,919
Wages Payable	299,210
Welfare Payable	154,636
Taxes Payable	596,191
Notes payable	516,796
Total current liabilities	3,154,752

Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-
Common Stock ($0.001 par value, 20,000,000 shares authorized, 12,036,696 shares issued and outstanding)	12,037
Additional Paid In Capital	7,919,234
Accumulated other comprehensive income	738,671
Retained Earnings	7,498,064
Total stockholders’ equity	16,168,006

Total Liabilities and Stockholders’ Equity	$19,322,758

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006

Revenues	$5,179,116	$3,979,119

Cost of Goods Sold	1,126,695	949,598

Gross Profit	4,052,421	3,029,521

Operating Expenses
Selling, general and administrative	2,043,776	1,895,966
Depreciation and amortization	83,355	6,156
Research and development	15,210	23,146
Total operating expenses	2,142,341	1,925,268

Other Income (Expense)
Interest expense	(16,494)	(9,152)
Total other (expense)	(16,494)	(9,152)

Net Income Before Provision for Income Tax	1,893,586	1,095,101

Provision for Income Taxes
Current	344,265	203,468
Deferred	-	-
	344,265	203,468

Net Income	$1,549,321	$891,633

Basic Earnings Per Share	$0.13	$0.08

Basic Weighted Average Shares Outstanding	12,036,524	10,929,370

Diluted Earnings Per Share	$0.12	$0.08

Diluted Weighted Average Shares Outstanding	12,498,303	10,929,370

The Components of Other Comprehensive Income
Net Income	$1,549,321	$891,633
Foreign currency translation adjustment	258,766	19,067

Comprehensive Income	$1,808,087	$910,700

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Cash flows from operating activities
Net Income	$1,549,321	$891,633
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	87,579	9,415
Share-based compensation expense	10,117	-
Net change in assets and liabilities
Accounts receivables and other receivables	(1,369,449)	(1,066,224)
Inventories	(509,889)	(17,977)
Prepaid expenses and other	14,564	7,154
Accounts payable and accrued liabilities	765,133	634,261
Wages payable	38,920	138,789
Welfare payable	13,147	5,643
Taxes payable	29,775	363,738
Deferred revenue	-	(9,152)
Advances by customers	(67,541)	(10,199)

Net cash provided by operating activities	561,677	947,081

Cash flows from investing activities
Purchases of fixed assets	(693,667)	(5,844)
Purchase of intangible assets	(66,239)	-

Net cash (used in) investing activities	(759,906)	(5,844)

Cash flows from financing activities
Proceeds on short-term loans, net	5,124	-

Net cash provided by financing activities	5,124	-

Effect of exchange rate	316,552	26,795

Net increase in cash	123,447	968,032

Cash and cash equivalents at beginning of year	6,586,800	2,937,333

Cash and cash equivalents at end of year	$6,710,247	$3,905,365

Supplemental disclosure of cash flow information
Interest paid	$5,940	$9,152
Taxes paid	$-	$-
Share-based compensation expense	$10,117	$-

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of March 31, 2007

(Unaudited)

1.

Description of Business

China Sky One Medical, Inc. ("China Sky One" or the “Company”), a Nevada corporation, was formed on February 7, 1986, and was formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the change in the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc.," became effective.

Effective May 30, 2006 and pursuant to a plan of reorganization, American California Pharmaceutical Group, Inc. (“ACPG”) completed a Stock Exchange Agreement (the “Exchange Agreement”) with Comet. Under the terms of the Exchange Agreement, all of ACPG's outstanding stock was exchanged for 10,193,377 shares of Comet common stock. The closing of the Exchange Agreement (“Closing”), resulted in a change in voting control of Comet.  At the Closing, the original shareholders of ACPG held approximately 93% of the outstanding common stock of Comet, and the former Comet shareholders held a total of 735,993 shares of common stock, or 7% of the outstanding common stock, including stock granted under a consulting agreement to Comet’s two current officers, who resigned as officers and directors at the Closing.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D thereunder.   The transaction was treated as a recapitalization of ACPG for financial reporting purposes.

ACPG was incorporated in the State of California on December 16, 2003. On December 8, 2005, ACPG completed its merger with Harbin TDR Medical Science & Technology Developing Co., Ltd (“TDR”) by exchanging 100% of its issued and outstanding common stock for 100% of the issued and outstanding shares of common stock of TDR and its subsidiaries.  TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, the People’s Republic of China (“PRC”). TDR was reorganized and incorporated as a limited liability company on December 29, 2000 pursuant to the “Corporation Laws and Regulations” of the People’s Republic of China.  Originally it had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited (“First”) and Kangxi Medical Care Product Factory (“Kangxi”).  Kangxi merged with First on July 31, 2006.

On October 16, 2006, the Company successfully entered into the field of research and development of tissue and stem cell banks, with the establishment of Harbin Tian Qing Biotech Application Company (“Harbin Biotech”). The Health Department of Heilongjiang Province, on the basis of the evaluation of results from experts, issued a document approving and authorizing the Company to enter into the above-mentioned development areas.  Harbin Biotech, now a wholly-owned subsidiary of the Company, obtained legal operation rights in these fields, which precludes other companies from entering the same fields in Heilongjiang Province.

TDR and First are leading producers and distributors of external-Chinese medicine products in China.  The principal activities of TDR and First are the research, manufacture and sale of over-the-counter non-prescription health care products.   TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in Heilongjiang Province.  TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through China domestic pharmaceutical chain stores.

China Sky One is a holding company whose principal operations are conducted through its subsidiaries; it has no revenues separate from its subsidiaries, and has nominal expenses related to its status as a public reporting company and to its ownership interest in ACPG, TDR and TDR’s subsidiaries.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of March 31, 2007

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

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Earnings per share - The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted income per share is equivalent to basic net income per share for all periods presented herein because common equivalent shares from unexercised stock options.

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

As of March 31, 2007

(Unaudited)

3.

Summary of Significant Accounting Policies (Continued)

Prepaid Account – The Company records the balance of the amortized slotting fee not used in the current period as prepaid expenses.  Prepaid account as well includes advances to employees that include cash prepaid to employees for their travel, entertainment and transportation expenditures.

Inventories – Inventories are stated at the lower of cost or market with cost being determined using a moving weighted average. Provisions were made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions.

Property and equipment – Property and equipment are stated at the historical cost less accumulated depreciation. Depreciation on property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the assets.  An estimated residual value of 5% of cost or valuation was made for each item for both financial and income tax reporting purposes. The estimated lengths of useful lives are as follows:

Buildings

30 years

Land use rights

50 years

Furniture & Equipments

  5 to 7 years

Motor vehicles

  5 to 15 years

Machineries

7 to 14 years

Expenditures for renewals and betterments were capitalized while repairs and maintenance costs were normally charged to the statement of operations in the year in which they were incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts, and any gain or loss was recorded in the Consolidated Statements of Operations.

Property and equipment are evaluated for impairment in value annually or whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company would measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.

Intangible assets – Intangible assets consist of patents, distribution rights, and customer lists. Patent costs are being amortized over the remaining term of the patent.  Distribution rights and customer lists are being amortized over 10 years.

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

As of March 31, 2007

(Unaudited)

3.

Summary of Significant Accounting Policies (Continued)

Foreign currency translation -These financial statements have been prepared in U.S. dollars.  China Sky One is only a holding company; it has no revenues and only nominal expenses, which are related to its status as a public reporting company and its ownership interest in TDR and subsidiaries. The functional currency for TDR and its subsidiaries is denominated in “Renminbi” (“RMB”) or “Yuan”. TDR maintains its books and accounting records in RMB, the currency of the primary economic environment in which the entities operate. FASB Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” requires differentials to be calculated and allocated using the current rate method if the foreign entity’s functional and local currencies are the same.  Non-monetary assets and liabilities are translated at historical exchange rates.  Monetary assets and liabilities are translated at the exchange rates in effect at the end of the year.  The income statement accounts are translated at average exchange rates.  The conversion gains and losses are not recognized in the income statement under the functional currency approach. They are accumulated in a separate account in stockholders’ equity (i.e., the cumulative foreign exchange translation adjustments account). This treatment is based on the FASB’s view that translation gains or losses are not directly related to the foreign entities’ operating cash flows.

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

For the three months ended March 31, 2007, the Company incurred $15,210 in research and development expenditures, as compared to $23,146 for the three months ended March 31, 2006.

Advertising—The Company expensed advertising costs the first time the respective advertising took place.  The total advertising expenses incurred for the three months ended March 31, 2007 and 2006, was $478,776 and $312,504, respectively.

Slotting fees— From time to time, the Company enters into arrangements with customers in exchange for obtaining rights to place our products on customers' shelves for resale at retail.  The Company also engages in promotional discount programs in order to enhance sales in specific channels.  These payments, discounts and allowances reduce our reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of March 31, 2007

(Unaudited)

3.

Summary of Significant Accounting Policies (Continued)

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

As of March 31, 2007

(Unaudited)

3.

Summary of Significant Accounting Policies (Continued)

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

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at March 31, 2007, because of the relatively short-term maturity of these instruments.

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

As of March 31, 2007

(Unaudited)

3.

Summary of Significant Accounting Policies (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  This bulletin expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the accumulation of improper amounts on the balance sheet.  SAB No. 108 was effective on January 1, 2007, and its adoption did not have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This interpretation creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for years beginning after December 15, 2006 and was adopted on January 1, 2007.  Its adoption did not have a material impact on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Corrections of Errors – During the process of preparing the first quarter financial statements, management determined that certain significant accounting errors had been made in prior quarters.  Errors noted included the capitalization of research and development costs which should have been charged to operations when incurred; the failure to amortize patent rights and covenants not to compete, the incorrect valuation of shares issued for consulting services, and the misclassification of stock compensation as a liability rather than as contributed capital.  The March 31, 2007 financial statements have been adjusted assuming the prior years financial statements had been properly prepared.  It is management’s intention to amend prior filings as soon as practical to correct for the errors mentioned above.  The net effect of these corrections will be a reduction of $2,864,525 in the Company's December 31, 2006 retained earnings.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of March 31, 2007

(Unaudited)

4.

Earnings per Share

We have applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing income available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued and is computed using the treasury stock method.

Stock warrants and options to purchase 1,813,500 shares of common stock, all but 113,500 of which were exercisable during the three months ended March 31, 2007, were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

The following table sets forth our computation of basic and diluted net income (loss) per share:

	Three months ended March 31,
	2007	2006
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$1,549,321	$891,633

Net income (loss) used in calculation of diluted earnings (loss) per share	1,549,321	891,633

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	12,036,524	10,929,370
Effect of dilutive securities:
Stock options and equivalents	461,779	-
Weighted-average common shares used in calculation of diluted earnings (loss) per share	12,498,303	10,929,370

Net income (loss) per share:
Basic	$0.13	$0.08
Diluted	$0.12	$0.08

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of March 31, 2007

(Unaudited)

5.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted after December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. The Company uses the Black-Scholes model to value stock-based compensation expense. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of the Company’s stock price and the volatility of public companies that the Company considered comparable.  The effect of adoption of the new standard for the year ended December 31, 2006 related to stock options to employees were additional non-cash expenses of $65,604.  Compensation expense from these employee stock option for the three months ended March 31, 2007, was $10,177 and the remaining unrecognized compensation expense is $112,291.  As of March 31, 2007, stock options to acquire 113,500 shares of common stock are held by employees and begin to vest in June, 2007.   None of these options have been exercised.

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period. In connection with Closing of the Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for reverse merger, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of $2.00 per share, and an option to purchase 50,000 shares on or before December 20, 2008 at a price of $3.00 per share.  The fair value of these warrants were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following assumptions:  no dividends; risk-free interest rate of 4%; the contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available.  In addition, on May 11, 2006, a total of 219,212 shares were issued to the two former officers of Comet, under a consulting agreement for a two year term, in connection with the merger transaction, the fair value of these shares at the time of issuance was $657,636 and were reflected as an expense during the year ended December 31, 2006.

On October 17, 2006, the Company paid the placement agent and its sub-agents $270,000 (9%) in cash as fees for services performed in conjunction with the private placement that was completed on October 17, 2006. The Company also issued a warrant to purchase 150,000 shares of common stock of the Company at an exercise price of $3.00 per share for 100,000 shares and $3.50 per share for 50,000 shares to the placement agent and its sub-agents in the private placement.  The warrants at $3.50 per share are not exercisable, and will expire, unless the warrants at $3.00 are first exercised.  The warrants issued to the placement agent are exercisable commencing on October 17, 2006, and ending on October 10, 2008.   The Company also issued 500,000 warrants to the investors in the October 2006 private placement.  The warrants have an exercise price of $3.50 and expire on October 10, 2008.  In addition the Company granted to two advisors an additional 500,000 warrants in connection with services performed for the private placement, entitling the advisor and agent to purchase up to 500,000 shares on or before July 31, 2009, at a price of $2.00 per share. The fair value of above warrants were computed as $916,622 as of December 31, 2006 based on the Black-Scholes option-pricing model.

As of March 31, 2007, stock options and warrants to acquire approximately 1,700,000 shares of common stock are held by non-employee consultants and remained unexercised.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of March 31, 2007

(Unaudited)

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

For the three months ended March 31, 2007 and 2006 no individual customer accounted for more than 10% of sales revenues.

7.

Inventories

The Company values its inventories at the lower of cost or market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of March 31, 2007, inventories consist of the following:

Inventory
Raw Material	$ 231,499
Supplemental Material	132,716
Work-in-Process	252,816
Finished Products	171,420
Total Inventory	$ 788,451

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of March 31, 2007

(Unaudited)

8. Property and Equipment

All of TDR and its subsidiaries’ buildings and fixed assets are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 2004.  As of March 31, 2007, Property and Equipment consist of the following:

Property and Equipment
Buildings	$ 2,696,373
Automobiles	273,411
Furniture and Equipments	69,443
Plant and Machinery Land Use Right Deposit on land right acquisition	1,417,229 546,529 562,242
Total Property and Equipment	5,565,227
Less: Accumulated Depreciation	(396,690)
Property and Equipment, Net	$ 5,168,537

For the three months ended March 31, 2007 and 2006, depreciation expenses totaled $31,131 and $9,415 respectively.  Depreciation included in cost of goods sold for the three months ended March 31, 2007 and 2006 was $4,224 and $3,259, respectively.

9. Intangible Assets

As of March 31, 2007, the Company’s intangible assets consist of:

Intangible Assets
Patents	$ 1,873,385
Distribution rights and customer lists	385,559
Less accumulated amortization	(261,066)
Total Intangible Assets	$ 1,997,978

Amortization expense for the three months ended March 31, 2007 was $56,448.

10. Short-Term Loan

TDR has secured a loan with a bank in the amount of $516,796, which bears monthly interest at a rate of 0.6825%, and is secured by real property that has an estimated value of $619,988.  The loan is also personally guaranteed by Yanqing Liu, the Company’s President and a principal shareholder.  The loan is due on its maturity date on June 22, 2007.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of March 31, 2007

(Unaudited)

11. Taxes Payable

As of March 31, 2007, taxes payable consists of the following:

Taxes Payable
Value Added Tax	$ 243,223
Enterprise Income Tax	345,157
Payroll Tax	7,811
Total Taxes Payable	$ 596,191

12. Income Taxes

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

As of March 31, 2007, TDR has attained profitable operations for tax purposes. TDR and First are the enterprises authorized by the State Council as special entities; consequently, the enterprise income tax rate is reduced to 15%.

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

Net deferred tax assets consist of the following components as of March 31, 2007:

Deferred tax assets:

NOL Carryover from China Sky One (formerly known as Comet)	$ 223,430
Share-based compensation expenses	1,878,583
Deferred Tax at 15% tax rate	315,302
Less valuation allowance	(315,302)
Net deferred tax asset	$ -

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of March 31, 2007

(Unaudited)

13. Stock Compensation Plan

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of March 31, 2007, non-qualified options to purchase a total of 113,500 shares were granted and reserved for issuance under the 2006 Plan.

14. Commitments and Contingencies

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

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains “forward-looking statements” that involve substantial risks and uncertainties.   You can identify such statements by forward looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate,” and “continue” or similar words.   Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Sky One Medical, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued growth and expansion of the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company achieved continuing growth on the sale of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channel.  For the three months ended March 31, 2007, total revenue was $5,179,116, or a 30% increase over 2006, and 2007 net income was $1,549,321, or $0.12 per share on a diluted basis compared to net income of $891,633, or $0.08 per share on a diluted basis in 2006.

On May 11, 2006, American California Pharmaceutical Group, Inc. (“ACPG”) entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of Comet Technologies, Inc., a Nevada corporation (“Comet”).  The terms of the Exchange Agreement were consummated and the transaction was closed on May 30, 2006.  As a result of the transaction, at Closing, Comet issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, or approximately 93% of the outstanding common stock of Comet, in exchange for 100% of the capital stock of ACPG, and the former Comet shareholders held a total of 735,993 shares of common stock, or 7% of the outstanding common stock, including stock granted under a consulting agreement to Comet’s two of the then officers, who resigned as officers and directors at the Closing.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D there under. Prior to the transaction, there were no material relationships between the Company and Comet or any of their respective affiliates, directors or officers or any associates of such offices or directors.

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

At present, our ongoing research is divided into four areas: (1) the development of an enzyme-linked immune technique to prepare extraneous diagnostic kits; (2) the development of an enzyme linked gold colloid technique to prepare an extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; and (4) the development of a biology protein chip for various tumor diagnostic applications.  In 2006, we became engaged in research and development related to tissue and stem cell banks as reported in our 2006 Annual Report on Form 10-KSB under “Item 1 – Business.”

We currently have ten biological products under development:  a human urinary albumin elisa kit; an AMI detection kit; an HIV detection kit; a uterus cancer diagnostic kit; a breast cancer diagnostic kit; a liver cancer diagnostic kit; a rectum cancer diagnostic kit; a gastric cancer diagnostic kit; a gene recombination drug; and a multi-tumor marker protein chip detection kit.  The development of these products will be completed as early as 2007 for some products, and is expected to continue through 2008 or beyond for other products.  We are also working to establish two sales networks and cell banks covering domestic and international markets.

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

Our AMI Diagnostic Kit is used for early diagnosis of Myocardial Infarction (MI), also known as heart disease. All the test kits require users to place a blood or urine sample on the marker and a positive (+) or negative (-) reaction signal will result, showing if a user should consult his or her doctor for further testing.  According to the China Medical Newspaper, several million people die from MI every year.  MI often occurs to people who are, but is not limited to, smokers, over-weight and diabetic.  There are approximately 8 million new MI patients in China every year.  Recent medical studies have shown that heart failure or heart attacks are increasing among younger people in China.  This is a result from a more modern life style, the fast pace of city life and increased pressure from work or school.  The use of AMI Diagnostic Kits will help in early detection that can help in reducing these statistics.

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

In March, 2007, we entered into a strategic agreement with Takasima Industries (“Takasima”). As a result of this agreement, Takasima has been engaged as the sole agent of the Company's patch products in Malaysia.  Takasima has commenced marketing and sales efforts of the Company's Slim Patch product line. The Slim Patch is a weight loss product that is currently sold in China under the "Tian Di Ren" brand. The Slim Patch will be repackaged and sold in Malaysia under the "Takasima" brand name. The strategic agreement also requires that Takasima will generate sales revenue of approximately US$1.0 million per month. Since the signing of the agreement, Takasima has fulfilled its monthly obligation. Management anticipates that this strategic agreement could result in up to US$12 million in additional annual sales revenue in 2007, with a net profit margin of approximately 20%. The agreement also provides that Takasima has a first right of refusal to become the sole distributor of the Slim Patch in all of Southeast Asia.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 as compared to Three Months Ended March 31, 2006

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

Revenues

Total sales increased by 30% in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.  The $1.2 million increase in sales is attributable to strong performances from our sales distribution channel, as well as the addition of a new line of contract sale service in 2006 to sell other manufactured brands through our distribution channel.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales and cost of goods sold and product gross margin:

	2007	Variance	2006
Total sales	$5,179,116	30%	$3,979,119
Cost of goods sold	$1,126,695	19%	$949,598
Gross margin	78%		76%

Our product gross margin for 2007 was 78%, compared to 76% for 2006. The higher gross margin was primarily due to a stronger dealer network in 2007  with a corresponding impact to our product gross profit.

Selling, General and Administrative Expenses.

Gross sales increased approximately $1.2 million in the three months ended March 31, 2007, and corresponding selling, general and administrative expenses (“SG&A”) for 2007 increased by $147,810 over 2006. Higher expenses were primarily driven by higher headcount which increased compensation and benefits.  In addition, this increase is attributable to an increase related to a general expansion of our sales and marketing activities; our promotional program relating to our business growth; business development activities; and the sales force expansion planned for the anticipated launch in our new contract service line.

Finance costs increased by $7,342 from 2006, associated with bank loans of $516,796.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, cash and cash equivalents were $6,710,247, an increase of 2% over December 31, 2006. The increase of $123,447 in 2007 was primarily due to:

▪

Increases in net income and accounts payable partially offset by higher receivables and inventory balances which resulted in a increase in cash from operations of  $561,677.

▪

Cash used in investing activities of $759,906 for the purchase of new assets.

▪

The effects of currency translation in the quarter of $316,552 resulting from a strengthening of the Yuan compared to the US Dollar.

The Company’s current ratio at March 31, 2007, was 3.85, and quick ratio was 3.60.  Its primary sources of funds include cash balances, cash flow from operations, and potentially the proceeds of borrowing and sales of equity.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's current operating and capital requirements.

There was no restrictive bank deposit pledged as of March 31, 2007. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Our total outstanding liabilities were $3.2 million as of March 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

The Company’s balance sheet includes the amount of assets and liabilities whose fair values are subject to market risk. Market risk is the risk of loss arising from adverse changes in market prices or interest rates. Generally, the Company’s borrowing is short to medium term in nature and therefore approximates fair value. The Company currently has interest rate risk as it relates to its fixed maturity mortgage participation interest. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs by closely monitoring its interest rate debt.

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

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

As reported in a Current Report on Form 8-K dated April 16, 2007, and incorporated herein by reference, the Company reported that on April 12, 2007, e-Fang Accountancy Corp. (“e-Fang”), the firm that audited the financial statements of China Sky One Medical, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2006, was dismissed by the Company as its independent registered accounting firm, due to the engagement of the new auditors, as described below.

Effective April 12, 2007, the Company engaged Murrell, Hall, McIntosh & Co., PLLP (“Murrell”), as its independent registered accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ended December 31, 2007.  The decision to change the Company’s independent accountants was made by the Company’s board of directors.

e-Fang performed an audit of the Company’s financial statements for the year ended December 31, 2006.  Its audit report did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  e-Fang has also performed audit work for the Company’s subsidiary, American California Pharmaceutical Group, Inc., a California corporation (“ACPG”), which the Company acquired in 2006.   HJ & Associates, LLC (“HJ”), the firm that audited the financial statements of the Company for the year ended December 31, 2005, was previously dismissed by the Company, as the independent accountant at the time e-Fang was engaged as the independent accountant in July, 2006, as reported in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 26, 2006, and incorporated herein by reference.

During the year ended December 31, 2006, and from that date through the date of this Report, there have been no disagreements between the Company and e-Fang on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused e-Fang to make reference to the subject matter of such disagreements in connection with their report for the year ended December 31, 2006.  Similarly, during the two-year period ended December 31, 2006, and from that date through the date of this Report, there have been no disagreements between the Company or its subsidiaries, as applicable, and e-Fang, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused e-Fang to make reference to the subject matter of such disagreements in connection with their report for the year ended December 31, 2006.  In connection with its audit for the fiscal year ended December 31, 2006, and through the date of this Report, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with Murrell regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters required to be disclosed under Item 304(a)(1)(iv) of Regulation S-B.

Item 6 - Exhibits

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

CHINA SKY ONE MEDICAL, INC.

Date:  May 15, 2007

By:

/s/ Liu Yan-Qing

Liu Yan-Qing, President, CEO

Date:  May 15, 2007

By:

/s/ Han Xiao-Yan

Han Xiao-Yan, CFO