Form 10QSB
period 2007-06-30
CHINA SKY ONE MEDICAL, INC.
filed 2007-08-14
CIK 798985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark one)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of the date of this report, there were 12,109,196 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

CHINA SKY ONE MEDICAL, INC.

Form 10-QSB for the quarter ended June 30, 2007

Table of Contents

Part I - Financial Information

Page

Item 1.  Financial Statements

    3

Item 2.  Management’s Discussion and Analysis or Plan of Operation

  22

Item 3.  Controls and Procedures

  29

Part II - Other Information

Item 1.  Legal Proceedings

  30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  30

Item 3.  Defaults Upon Senior Securities

  30

Item 4.  Submission of Matters to a Vote of Security Holders

  30

Item 5.  Other Information

  30

Item 6.  Exhibits

  30

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

China Sky One Medical, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2007

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$5,154,329
Accounts receivable, net	3,733,184
Other receivables	53,358
Inventories	1,099,749
Prepaid expenses	12,195
Total current assets	10,052,815

Property and equipment, net	6,657,646

Intangible assets, net	1,966,950
Deposit on Land	7,664,751
Total Assets	$26,342,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,737,252
Wages payable	665,554
Welfare payable	175,973
Taxes payable	1,779,121
Total current liabilities	5,357,900

Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-
Common Stock ($0.001 par value, 20,000,000 shares authorized, 12,106,696 shares issued and outstanding)	12,107
Additional paid-in capital	8,948,881
Accumulated other comprehensive income	1,008,656
Retained earnings	11,014,618
Total stockholders’ equity	20,984,262

Total Liabilities and Stockholders’ Equity	$26,342,162

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations

For the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006 (Restated)	2007	2006 (Restated)

Revenues	$14,645,247	$5,189,235	$19,824,363	$9,168,354

Cost of Goods Sold	3,308,648	1,245,156	4,435,343	2,194,754

Gross Profit	11,336,599	3,944,079	15,389,020	6,973,600

Operating Expenses
Selling, general and administrative	5,654,199	3,169,857	7,697,975	5,065,823
Depreciation and amortization	137,587	98,857	220,942	105,013
Research and development	380,630	1,910,229	395,840	1,933,375
Total operating expenses	6,172,416	5,178,943	8,314,757	7,104,211

Other Income (Expense)
Interest income and other income	7,228	-	12,027	-
Interest expense	-	(8,180)	(16,494)	(17,332)
Total other income (expense)	7,228	(8,180)	(4,467)	(17,332)

Net Income Before Provision for Income Tax	5,171,411	(1,243,044)	7,069,796	(147,943)

Provision for Income Taxes
Current	943,887	265,198	1,288,152	468,666
Deferred	-	(265,198)	-	(468,666)
	943,887	-	1,288,152	-

Net Income	$4,227,524	$(1,243,044)	$5,781,644	$(147,943)

Basic Earnings Per Share	$0.35	$(0.11)	$0.48	$(0.01)

Basic Weighted Average Shares Outstanding	12,084,938	10,929,370	12,060,865	10,929,370

Diluted Earnings Per Share	$0.34	$(0.11)	$0.46	$(0.01)

Diluted Weighted Average Shares
Outstanding	12,531,385	10,929,370	12,504,845	10,929,370

The Components of Other Comprehensive Income
Net Income	$4,227,524	$(1,243,044)	$5,781,644	$(147,943)
Foreign currency translation adjustment	327,771	36,321	586,537	55,388

Comprehensive Income	$4,555,295	$(1,206,723)	$6,368,181	$(92,555)

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities
Net Income	$5,781,644	$(147,943)
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	251,441	117,870
Share-based compensation expense	215,239	1,222,549
Deferred income tax benefit	-	(468,666)
Net change in assets and liabilities
Accounts receivables and other receivables	(587,516)	(828,226)
Inventories	(821,187)	(69,990)
Prepaid expenses and other	91,539	(34,508)
Accounts payable and accrued liabilities	1,914,466	356,864
Wages payable	405,264	133,871
Welfare payable	34,484	15,075
Taxes payable	1,212,705	422,815
Deferred revenue	-	(9,152)
Advances by customers	(67,541)	(143,570)

Net cash (used in) provided by operating activities	8,430,538	566,989

Cash flows from investing activities
Purchases of fixed assets	(2,304,372)	(64,475)
Purchase of intangible assets	(58,751)	(1,090,231)
Deposit on land	(7,664,751)	-
Increase in construction in progress	-	(332,802)

Net cash (used in) investing activities	(10,027,874)	(1,487,508)

Cash flows from financing activities
Sale of common stock for cash	-	14,235
Exercise of warrants	90,000	-
Payment on short-term loans	(511,672)	(120,573)

Net cash provided by financing activities	(421,672)	(106,338)

Effect of exchange rate	586,537	55,388

Net increase in cash	(1,432,471)	(971,469)

Cash and cash equivalents at beginning of year	6,586,800	2,937,333

Cash and cash equivalents at end of year	$5,154,329	$1,965,864

Supplemental disclosure of cash flow information
Interest paid	$5,940	$9,152
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

1.

Description of Business

China Sky One Medical, Inc. (“China Sky One”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the change in the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc.," became effective.

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

As of June 30, 2007

(Unaudited)

1.

Description of Business (continued)

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

As of June 30, 2007

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

Intangible assets – Intangible assets consist patents, distribution rights and customer lists. Patent costs are being amortized over the remaining term of the patent.  Distribution rights and customer lists are being amortized over 10 years.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

3.

Summary of Significant Accounting Policies (continued)

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

As of June 30, 2007

(Unaudited)

3.

Summary of Significant Accounting Policies (continued)

Research and development—Research and development expenses include the costs associated with the Company’s internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs discussed above are expensed as incurred.

For the three and six months ended June 30, 2007, the Company incurred $380,630 and $395,840 in research and development expenditures, and $1,910,229 and $1,933,375 for the three and six months ended June 30 2006.

Advertising—The Company expensed advertising costs the first time the respective advertising took place.  The total advertising expenses incurred for the three and six months ended June 30, 2007 and 2006 was $1,943,172, $2,421,948, $355,065 and $667,569, respectively.

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

As of June 30, 2007

(Unaudited)

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

As of June 30, 2007

(Unaudited)

3.

Summary of Significant Accounting Policies (continued)

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

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at June 30, 2007 because of the relatively short-term maturity of these instruments.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”).  This bulletin expresses the Staff’s views regarding the process of quantifying financial statement misstatements.  The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the accumulation of improper amounts on the balance sheet.  SAB No. 108 is effective for annual financial statements starting with the year ending December 31, 2006.  Implementation of this Staff Accounting Bulletin had no impact on the Company’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This interpretation creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for years beginning after December 15, 2006. Implementation of FIN 48 had no material effect on the Company’s financial position, results of operations or cash flows.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

3.

Summary of Significant Accounting Policies (continued)

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”  (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  This Statement has no current applicability to the Company’s financial statements.  Implementation of this statement had no impact on the Company’s financial position, results of operations or cash flow.

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

Corrections of Errors – During the process of preparing the first quarter financial statements, management determined that certain significant accounting errors had been made in prior quarters.  Errors noted included the capitalization of research and development costs which should have been charged to operations when incurred, the failure to amortization patent rights and covenants not to compete, and the misclassification of stock compensation as a liability rather than as contributed capital.  The June 30, 2007 financial statements have been adjusted assuming the prior years financial statements had been properly prepared.  It is management’s intention to amend prior filings as soon as practical to correct for the errors mentioned above.  The net effect of these corrections was a reduction of $2,864,525 in the Company's December 31, 2006 retained earnings.

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

Stock warrants and options to purchase 1,798,500 shares of common stock, all but 113,500 of which were exercisable during the six months ended June 30, 2007, were included in the computation of diluted earnings per share because the option exercise prices were more than the average market price of our common stock during these periods.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

4.

Earnings per Share (continued)

The following table sets forth our computation of basic and diluted net income (loss) per share:

	Three months ended June 30,
	2007	2006
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$4,227,524	$(1,243,044)

Net income (loss) used in calculation of diluted earnings (loss) per share	4,227,524	(1,243,044)

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	12,084,938	10,929,370

Effect of dilutive securities:
Stock options and equivalents	446,447	-
Weighted-average common shares used in calculation of diluted earnings (loss) per share	12,531,385	10,929,370

Net income (loss) per share:
Basic	0.35	(0.11)
Diluted	0.34	(0.11)

	Six months ended June 30,
	2007	2006
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$5,781,664	$(147,943)

Net income (loss) used in calculation of diluted earnings (loss) per share	5,781,664	(147,943)

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	12,060,865	10,929,370

Effect of dilutive securities:
Stock options and equivalents	443,980	-
Weighted-average common shares used in calculation of diluted earnings (loss) per share	12,504,845	10,929,370

Net income (loss) per share:
Basic	0.48	(0.01)
Diluted	0.46	(0.01)

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

5.

Share-base Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. The Company uses the Black-Scholes model to value stock-based compensation expense. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of the Company’s stock price and the volatility of public companies that the Company considered comparable.  The effect of adoption of the new standard for the year ended December 31, 2006 related to stock options to employees were additional non-cash expenses of $65,604.  Compensation expense from these employee stock option for the six months ended June 30, 2007 was $20,357.  As of June 30, 2007, stock options to acquire 113,500 shares of common stock are held by employees and begin to vest in June, 2007.   None of these options have been exercised.

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period. In connection with closing of the Stock Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for reverse merger, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share and options to purchase up to 50,000 shares on or before December 20, 2008 at a price of US$3 per share.  The fair value of these warrants and options were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following assumptions:  no dividends; risk-free interest rate of 4%; the contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available.  In addition, on May 11, 2006, a total of 219,212 shares were issued to the two former officers of Comet, under a consulting agreement for a two year term, in connection with the merger transaction, the fair value of these shares as of December 31, 2006, were determined to be $657,636 and deducted as expenses during the year ended December 31, 2006.

On October 17, 2006, the Company paid the placement agent and its sub-agents $270,000 (9%) in cash as fees for services performed in conjunction with the private placement that was completed on October 17, 2006. The Company also issued a warrant to purchase 150,000 shares of common stock of the Company at an exercise price of $3.00 per share for 100,000 shares and $3.50 per share for 50,000 shares to the placement agent and its sub-agents in the private placement.  The warrants at $3.50 per share are not exercisable, and will expire, unless the warrants at $3.00 are first exercised. The warrants issued to the placement agent are exercisable commencing on October 17, 2006, and ending on October 10, 2008.   In addition to the 500,000 warrants awarded for the reverse merger

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

5.

Share-base Compensation (continued)

services, described above, the Company granted to two advisors an additional 500,000 warrants in connection with services performed for the private placement, entitling the advisor and agent to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share. The fair value of above warrants were computed as $916,622 as of December 31, 2006 based on the Black-Scholes option-pricing model.

As of June 30, 2007, stock options and warrants to acquire approximately 1,798,500 shares of common stock are held by non-employee consultants and remained unexercised.

Information related to outstanding warrants at June 30, 2007:

Exercise Price	Outstanding December 31, 2006	Granted	Expired or Exercised	Outstanding June 30, 2007	Expiration Date
$1.50	25,000	-0-	25,000	-0-
$2.00	1,000,000	-0-	-0-	1,000,000	7/31/2009
$3.00	100,000	-0-	-0-	100,000	10/10/2008
$3.50	550,000	-0-	15,000	535,000	10/10/2008

Information related to outstanding options at June 30, 2007:

Exercise Price	Outstanding December 31, 2006	Granted	Expired or Exercised	Outstanding June 30, 2007	Expiration Date
$3.65	113,500	-0-	-0-	113,500
$3.00	50,000	-0-	-0-	50,000	12/20/2008

In May of 2007, the Company issued 30,000 shares of common stock to valued employees under the Company’s 2006 Stock Incentive Plan.  These shares were valued at $215,239.

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

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

6.

Concentrations of Business and Credit Risk (continued)

For the three and six months ended June 30, 2007 and 2006 no individual customer accounted for more than 10% of sales revenues.

7.

Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of June 30, 2007, inventories consist of the following:

Inventory
Raw Material	$141,130
Supplemental Material	90,255
Work-in-Process	375,923
Finished Products	492,441
Total Inventory	$1,099,749

8.

Property and Equipment

All of TDR and its subsidiaries’ buildings and fixed assets are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 2004.  As of June 30, 2007, Property and Equipment consist of the following:

Property and Equipment
Buildings	$2,741,354
Automobiles	305,447
Furniture and Equipments	82,547
Plant and Machinery	1,459,246
Land Use Right	545,459
Construction in progress	2,016,187
Total Property and Equipment	7,150,240
Less: Accumulated Depreciation	(492,594)
Property and Equipment, Net	$6,657,646

For the six months ended June 30, 2007 and 2006, depreciation expenses totaled $93,411 and $44,257 respectively.  In addition depreciation included in cost of goods sold for the six months ended June 30, 2007 and 2006 was $31,313 and $12,857, respectively.

For the three months ended June 30, 2007 and 2006 depreciation expenses total $26,907 and $6,156 respectively.  In addition depreciation included in cost of goods sold for the three months ended June 30, 2007 and 2006 was $27,089 and $9,598, respectively.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

9.

Intangible Assets

As of June 30, 2007, the Company’s intangible assets consist of:

Intangible Assets
Patents	$1,930,907
Distribution rights and customer lists	364,703
Accumulated amortization	(328,660)
Total Intangible Assets	$1,966,950

Amortization expense for the three and six months ended June 30, 2007 and 2006 was $70,269, $126,717, $60,761 and $60,761.

Patents are amortized over the life of the patent and the distribution rights and customer lists are amortized over ten years.

Schedule of amortization expense for the next five years:

2007

$   266,419

2008

     266,419

2009

     266,419

2010

      266,419

2011

      266,419

$ 1,332,095

10.

Taxes Payable

As of June 30, 2007, taxes payable consists of the following:

Taxes Payable
Value Added Tax	$808,616
Enterprise Income Tax	947,026
Other Taxes	23,479
Total Taxes Payable	$1,779,121

11.

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

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

11.

Income Taxes (continued)

As of June 30, 2007, TDR has attained profitable operations for tax purposes. TDR and First are the enterprises authorized by the State Council as special entities; consequently, the enterprise income tax rate is reduced to 15%.

The special entities tax rate resulted in tax savings as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Tax savings	$ 760,954	$ -0-	$1,040,696	$ -0-

Benefit per share
Basic	$ 0.06	$ 0.00	$ 0.09	$ 0.00
Diluted	$ 0.06	$ 0.00	$ 0.08	$ 0.00

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

Significant components of the Company’s deferred tax assets are shown below.  A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain per the management valuation.  The tax benefit has not been reported in the June 30, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance.

      Net deferred tax assets consist of the following components as of June 30, 2007:

Deferred tax assets:
Research and development expensed for book, capitalized for tax	$2,260,515
NOL Carryover from China Sky One (formerly known as Comet)	223,430
Share-based compensation expenses based on 123R	1,898,940
Deferred Tax at 15% tax rate	$4,382,885
Deferred tax liabilities:
Valuation allowance	4,382,885
Net deferred tax asset	$-

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

12.

Effect of Adoption of FASB Interpretation No. 48 (Fin 48), “Accounting for Uncertainly in Income Taxes”

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of June 30, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of June 30, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

13.

Stock Compensation Plan

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  In May of 2007, the Company issued 30,000 shares of common stock to valued employees under the 2006 Plan.  These shares were valued at $215,239.  As of June 30, 2007, non-qualified options to purchase a total of 113,500 shares were granted and reserved for issuance under the 2006 Plan.

14.

Land Purchase Agreement

During the quarter TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for development of a new biotech engineering project.  Terms of the agreement called for a deposit of 30% of the total land price within 15 days after signing the agreement, a 40% payment 7 days prior to the start of construction, and the balance within 7 days after securing the formal land use right.

The project consists of two phases:

(1)

A main workshop, research and development center and office using land area of 30,000 square meters.  Construction on this phase started in May 2007, and is projected to be completed by June 2008.

China Sky One Medical, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

As of June 30, 2007

(Unaudited)

14.

Land Purchase Agreement (continued)

(2)

A second workshop and show room using land area of 20,000 square meters.  Construction is expected to start on this phase in September 2008, and is expected to be completed by December 2009.

TDR has committed to the Development and Construction Administration Committee of Harbin Song Bei New Development District that the minimum investment per square meter will be $394.

15.

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

The Company achieved continuing growth on the sale of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channel.  For the six months ended June 30, 2007, total revenue was $19,824,363, or a 116% increase over 2006, and 2007 net income was $5,781,664, or $0.46 per share on a diluted basis compared to net loss of $(147,943), or $(0.01) per share on a diluted basis in 2006.

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

In collaboration with Harbin Medical University, we have completed a laboratory experimental study pertaining to Endothelin-1, which is required prior to clinical trials, and we are currently applying for approval to enter clinical experiments.  This medicine has been recognized by the PRC as the “Top Category in New Medicine.”  In order to qualify as the “Top Category in New Medicine,” a company must have intellectual property rights, high technology involvement, and strong innovation, and the medicine must be the first of its kind to be introduced to the PRC.  We hold the intellectual property rights pertaining to this technology, and we have obtained an invention patent to this intellectual property in the PRC.  Under our partnership arrangements with other universities and research institutions, we will generally hold the intellectual property rights to any developed technology.

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

During the quarter TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for development of a new biotech engineering project.  Terms of the agreement called for a deposit of 30% of the total land price within 15 days after signing the agreement, a 40% payment 7 days prior to the start of construction and the balance 7 days after getting the formal land use right.

The project consists of two phases:

(1)

A main workshop, R&D center and office using land area of 30,000 square meters.  Construction started in May 2007, and is projected to be completed by June 2008.

(2)

A second workshop and show room using land area of 20,000 square meters.  Construction will start in September 2008, and is expected to be completed by December 2009.

TDR has committed to the Development and Construction Administration Committee of Harbin Song Bei New Development District that the minimum investment per square meter will be $394.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 as compared to Three Months Ended June 30, 2006

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

Revenues

Total sales increased by 182% in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.  The $9.4 million increase in sales is attributable to strong performances from our sales distribution channel, as well as the addition of a new line of contract sale service in 2006 to sell other manufactured brands through our distribution channel.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales and cost of goods sold and product gross margin:

	Three months ended June 30, 2007	Variance	Three months ended June 30, 2006
Total sales	$14,645,247	182%	$5,189,235
Cost of goods sold	$3,308,648	166%	$1,245,156
Gross margin	77%		76%

Our product gross margin for 2007 was 77%, compared to 76% for 2006. The slightly higher gross margin was primarily due to a stronger dealer network in 2007 with a corresponding impact to our product gross profit.

Selling, General and Administrative Expenses

Gross sales increased approximately $9.4 million in the three months ended June 30, 2007, and corresponding selling, general and administrative expenses (“SG&A”) for 2007 increased by $2,484,342 over 2006. Higher expenses were primarily driven by higher headcount which increased compensation and benefits.  In addition, this increase is attributable to an increase related to a general expansion of our sales and marketing activities; our promotional program relating to our business growth; business development activities; and the sales force expansion planned for the anticipated launch in our new contract service line.

Research and Development expense decreased by $1,529,599 to $380,630 in the three months ended June 30, 2007 as compared to $1,910,229 in 2006.  This was primarily due to an increased level of product development in 2006 as compared to 2007 when the focus was on integrating new product lines.

Finance costs decreased by $8,180 from 2006, associated with the payoff of bank loans of $516,796.

Six Months Ended June 30, 2007 as compared to Six Months Ended June 30, 2006

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

Revenues

Total sales increased by 116% in the six months ended June 30, 2007 over the comparable six month period ended June 30, 2006.  The $10.7 million increase in sales is attributable to strong performances from our sales distribution channel, as well as the addition of a new line of contract sale service in 2006 to sell other manufactured brands through our distribution channel.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales and cost of goods sold and product gross margin:

	Six months ended June 30, 2007	Variance	Six months ended June 30, 2006
Total sales	$19,824,363	116%	$9,168,354
Cost of goods sold	$4,435,343	102%	$2,194,754
Gross margin	78%		76%

Our product gross margin for 2007 was 78%, compared to 76% for 2006. The higher gross margin was primarily due to a stronger dealer network in 2007 with a corresponding impact to our product gross profit.

Selling, General and Administrative Expenses.

Gross sales increased approximately $10.7 million in the six months ended June 30, 2007, and corresponding selling, general and administrative expenses (“SG&A”) for 2007 increased by $2,632,152 over 2006. Higher expenses were primarily driven by higher headcount which increased compensation and benefits.  In addition, this increase is attributable to an increase related to a general expansion of our sales and marketing activities; our promotional program relating to our business growth; business development activities; and the sales force expansion planned for the anticipated launch in our new contract service line.

Research and Development expense decreased by $1,537,535 to $395,840 in the six months ended June 30, 2007 as compared to $1,933,375 in 2006.  This was primarily due to an increased level of product development in 2006 as compared to 2007 when the focus was on integrating new product lines.

Finance costs decreased by $838, from 2006, associated with the payoff of bank loans of $516,796.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, cash and cash equivalents were $5,154,329, a decrease of 22% from December 31, 2006. The decrease of $1,432,471 in 2007 was primarily due to:

▪

Increases in net income and accounts payable partially offset by higher receivables and inventory balances which resulted in an increase in cash from operations of $8,430,538.

▪

Cash used in investing activities of $10,027,874 for the purchase of land in Song Bei District of Harbin and the beginning of construction of a new biotech engineering project.

▪

The effects of a positive currency translation in the quarter of $586,537 resulting from a strengthening of the Yuan compared to the U.S. Dollar.

The Company’s current ratio at June 30, 2007, was 1.88, and quick ratio was 1.67.  Its primary sources of funds include cash balances, cash flow from operations, and potentially the proceeds of borrowing and sales of equity.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's current operating and capital requirements.

There was no restrictive bank deposit pledged as of June 30, 2007. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Our total outstanding liabilities were $5.4 million as of June 30, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

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

Item 3 - Controls and Procedures

During the first quarter of 2007, the Company became aware of certain issues pertaining to the Company’s financial statements.  In the first quarter of 2007, the Company engaged a United States accountant, Les Pettitt, who has assisted them in preparing their financial statements, and in administering the Company’s controls and procedures.  As a result of this involvement, the Company believes it is now more effectively administering its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2007, the Company granted a total of 30,000 shares of the Company’s restricted common stock to employees, under the Company’s 2006 Incentive Stock Plan.

On or about June 14, 2007, a former officer exercised an option dated March 11, 1999, to purchase a total of 25,000 shares at a price of $1.50 per share, or a total of $37,500.

On June 18, 2007, an unaffiliated party exercised an outstanding warrant granted in connection with the Company’s private offering completed in October, 2006.  The warrantholder purchased a total of 15,000 shares at a price of $3.50 per share, or a total of $52,500.

The transactions described above were entered into in reliance upon the exemption from the registration provisions of the Securities Act, under Section 4(2), as a transaction not involving a public offering.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

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

CHINA SKY ONE MEDICAL, INC.

Date:  August 14, 2007

By:

/s/ Liu Yan-Qing

Liu Yan-Qing, President, CEO

Date:  August 14, 2007

By:

/s/ Han Xiao-Yan

Han Xiao-Yan, CFO