Form 10KSB/A
period 2006-12-31
CHINA SKY ONE MEDICAL, INC.
filed 2007-11-08
CIK 798985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No.: 0-26059

CHINA SKY ONE MEDICAL, INC.
(Exact name of Registrant as specified in its Charter)

Nevada	87-0430322
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer ID Number)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

As previously announced in a Current Report on Form 8-K filed by China Sky One Medical, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on September 18, 2007 (as amended on September 26, 2007), on approximately May 12, 2007, the Company’s management concluded that the Company’s previously filed financial statements as of the fiscal year ended December 31, 2006, and the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, should no longer be relied upon due to certain significant accounting errors.

This Amendment No. 1 to the Annual Report on Form 10-KSB (the “10-KSB/A”), which amends and restates certain items identified below with respect to the Form 10-KSB originally filed by the Company with the SEC on April 2, 2007 (the “Original Filing”), is being filed to reflect the restatement of the Company’s financial statements for the fiscal year ended December 31, 2006. Detailed information regarding the accounting errors that have been corrected is provided in Note 24 of the Notes to the Financial Statements included in this 10-KSB/A. As soon as practicable, the Company will file amended Form 10-QSBs for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

The Company has attached to this 10-KSB/A updated certifications executed as of the date of this Form 10-KSB/A by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this 10-KSB/A.

This Form 10-KSB/A only amends and restates certain information in Item 6 (Management’s Discussion and Analysis or Plan of Operation), Item 7 (Financial Statements) and Item 13 (Exhibits), and such amendment and restatement with respect to Items 6 and 7 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I

ITEM 1. DESCRIPTION OF BUSINESS

All of the business of China Sky One Medical, Inc., is conducted through its wholly-owned subsidiary, American California Pharmaceutical Group, Inc., a California corporation (“ACPG”), which, in turn, conducts its business through its wholly-owned subsidiary, Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries, described below. All references in this Form 10-KSB/A, unless the context otherwise indicates, to “China Sky,” “the “Company,” “we,” “us,” “our,” and the like, shall mean China Sky One Medical, Inc., combined with ACPG, and its subsidiary, TDR, and TDR’s subsidiaries.

ACPG was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.” It changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the stock exchange transaction with China Sky (then known as “Comet Technologies, Inc.”), described below. On December 8, 2005, ACPG completed a stock exchange transaction with TDR and TDR’s subsidiaries. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

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

While we do not expect that our research and development in this area will have a negative impact on its current core business - the manufacture, marketing and sale of nutritional and medicinal products - the establishment of this business will require substantial managerial, technical and financial resources.

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

As a means of accelerating our distribution into other countries, we expect that we will enter into strategic marketing arrangements with firms that have distribution channels, brand name recognition or other unique marketing strengths. The Company expects that under a typical arrangement it will grant limited exclusivity to a sales agent or distributor to certain products in a specified territory(ies), subject to the agent meeting specified minimum monthly or annual sales numbers. Consistent with this approach, in March, 2007, we entered into an exclusive strategic agreement with Takasima Industries (“Takasima”), under the terms of which Takasima has been engaged as the exclusive sales agent of our patch products in Malaysia. Takasima will offer our Slim Patch products in Malaysia, under Takasima’s name brand. (See Item 6. Management’s Discussion and Analysis - Overview).

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

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB/A. Readers are encouraged to review these risks carefully before making any investment decision. Additional risks and uncertainties not presently foreseeable to us may also impair business operations. If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our Common Stock could decline, and an investor could lose all or part of his investment.

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

Market Information - Common Stock

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This Amendment No. 1 to the Annual Report on Form 10-KSB contains “forward-looking statements” that involve substantial risks and uncertainties.   You can identify such statements by forward looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate,” and “continue” or similar words.   Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Sky One Medical, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued growth and expansion of the Company’s business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company achieved continuing growth on the sale of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channel.  For the year ended December 31, 2006, total revenue was $19,881,715, a 158% increased over 2005, and 2006 net income was $624,415, or $0.05 per share on a diluted basis compared to net income of $2,088,828, or $0.19 per share on a diluted basis in 2005.  Net income for the year ended December 31, 2006, included expenses of $1.8 million related to cash, warrants and securities issued to advisors and consultants in connection with our reverse merger with Comet.  These adjustments were made pursuant to Statement of Financial Accounting Standards No. 123R, pertaining to Share-Based Compensation (SFAS 123R).

The adoption of SFAS 123R had the following impact on our consolidated statement of operations for the year ended December 31, 2006:

Share-based compensation-decrease in net income (net of deferred taxes benefit)	$2,744,755
Decrease in basic and diluted net income per share :
Basic	$0.23
Diluted	$0.21

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

At present, our ongoing research is divided into four areas: (1) the development of an enzyme-linked immune technique to prepare extraneous diagnostic kits; (2) the development of an enzyme linked gold colloid technique to prepare an extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; and (4) the development of a biology protein chip for various tumor diagnostic applications.  In 2006, we became engaged in research and development related to tissue and stem cell banks, as described under “Item 1 - Business.”

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

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the recoverable amount is less than the carrying amount, an impairment charge must be recognized, based on the fair value of the asset.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, which we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most significant accounting policies are those related to intangible assets and research and development.

Intangible assets - Intangible assets consist patents, distribution rights and customer lists. Patent costs are being amortized over the remaining term of the patent. Distribution rights and customer lists are being amortized over 10 years.

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

For the year ended December 31, 2006, the Company incurred $2,026,788 in research and development expenditures, and $63,749 for year 2005.

New Accounting Pronouncements

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

	December 31
	2006		2005
REVENUES		Variance
Product Sales (net of sales allowance)	$13,386,223	78.42%	$7,502,682
Contract Sales	6,382,737	101975%	6,253
Government Grant	112,755	-44.38%	202,706
Total revenues	19,881,715		7,711,641

COST OF GOOD SOLD
Cost of good sold	5,063,084	129%	2,213,667
Gross Profit	$14,818,631	170%	$5,497,974

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

Contract and Other Revenue

The following table summarizes the period over period changes in our contract and other revenues:

	2006	Change	2005
Contract and other revenue	$6,382,737	101975%	$6,253

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

Selling, General and Administrative Expenses.

The following table summarizes the period over period changes in our selling, general and administrative (SG&A) expenses over the last two years:

	December 31
	2006	Variance	2005
Operating Expenses
R&D Expenses	2,026,788	3079%	63,749
General, administrative and selling expenses	$10,738,303	268%	$2,914,190
Depreciation and amortization	121,522		57,563
Total operating expenses	12,886,595		3,035,502

Other (Income) Expenses
Interest expense	227,857	1197%	17,563
Total other ( income) expenses	$227,857		$17,563

Gross sales increased approximately $12.17 million in 2006, and corresponding, selling, general and administrative expenses (“SG&A”) for 2006 increased by $7,824,095 over 2005. Higher expenses were primarily driven by higher headcount which increased compensation and benefits by $1.12 million including employee stock-based compensation expense of $65,604 from our adoption of SFAS 123R on January 1, 2006.  In addition, this increase is attributable to an increase in advertising costs of $648,225; $2.5 million related to a general expansion of our sales and marketing activities; our promotional program relating to our business growth; business development activities; and the sales force expansion planned for the anticipated launch in our new contract service line.  The increase in SG&A was also impacted by the inclusion of approximately of $1.8 million in professional and advisory fees related to the reverse merger with Comet.

Research and development (“R&D”) expenses were $2,026,788 for 2006 compared to $63,749 for 2005.  We anticipate R&D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for our products.

Finance costs increased by $210,299 from 2005, associated with bank loans of $511,642 and preferential conversion feature expense of $177,803.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity as of the end of, and for each of, the last two years:

	2006	2005
As of December 31:
Cash, cash equivalents and marketable securities	$6,586,800	$2,937,333
Working capital	7,797,928	2,935,221

Year Ended December 31:
Cash provided by (used in):
Operating activities	5,182,539	1,089,769
Investing activities	(4,596,507)	(776,488)
Financing activities	2,930,832	590,635

As of December 31, 2006, cash and cash equivalents were $6,586,800, an increase of 124% over December 31, 2005. The increase of $3,649,467 in 2006 was primarily due to: an approximately $5.18 million was generated from operations in China tax jurisdictions; net proceeds generated from a private common stock issuance of $2,715,000, and notes of $215,832.  These increases were partially offset by capital expenditures of $4.23 million in 2006.

The Company’s current ratio at December 31 was 4.29, and quick ratio was 4.17.  Its primary sources of funds include cash balances, cash flow from operations, and potentially the proceeds of borrowing and sales of equity.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's current operating and capital requirements.

There was no restrictive bank deposit pledged as of December 31, 2006. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Our total outstanding liabilities were $2.37 million as of December 31, 2006.

Cash flows provided by operating activities were $5.18 million for the year ended December 31, 2006 compared to cash provided by operating activities of $1.09 million for the comparable 2005 period. The increase in cash provided by operating activities of $4 million was attributable primarily to sales growth, which is also enhanced by a $1.94 million increase in accounts receivable, and offset by increased inventories of approximately $103,000 plus an increase of approximately $0.7 million increase in accounts payable and accrued expenses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
China Sky One Medical, Inc. and Subsidiaries
(Incorporated in the State of Nevada, USA)

We have audited the accompanying consolidated balance sheets of China Sky One Medical, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of income, retained earnings and cash flows for the years ended December 31, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Sky One Medical, Inc. and its subsidiaries as of December 31, 2006 and the Company’s results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As more fully disclosed in Note 18, the Company changed its financial reporting regarding certain significant accounting errors to conform to accounting principles generally accepted in the United States of America. Our report date remains the same but the financial statements, as presented herein, are different from that expressed in our previous report.

e-Fang Accountancy Corp. & CPA
Certified Public Accountant

/s/ e-Fang Accountancy Corp. & CPA
City of Industry, California
March 19, 2007

(November 7, 2007 for Note 18 with respect to correction of errors)

China Sky One Medical, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

ASSETS

Current Assets
Cash and cash equivalents	$6,586,800
Accounts receivable, net	3,199,026
Other receivables	-
Inventories	278,562
Prepaid expenses	103,734
Total current assets	10,168,122

Property and equipment, net	4,503,397

Intangible assets, net	2,009,517

$16,681,036

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$822,786
Wages payable	260,290
Welfare payable	141,489
Taxes Payable	566,416
Deferred revenue	67,541
Notes payble	511,672
Total current liabilities	2,370,194

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-
Common stock ($0.001 par value, 20,000,000 shares authorized,
12,031,536 issued and outstanding)	12,032
Additional paid-in capital	8,821,502
Accumulated other comprehensive income	422,119
Retained earnings	5,055,189
Total stockholders' equity	14,310,842

$16,681,036

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Year Ended December 31, 2006 and 2005

	2006	2005

Revenues	$19,881,715	$7,711,641

Cost of Goods Sold	5,063,084	2,213,667

Gross Profit	14,818,631	5,497,974

Operating Expenses
Research and development	2,026,788	63,749
Selling, general and administrative	10,738,285	2,914,190
Amortization	121,522	57,563
Total operating expenses	12,886,595	3,035,502

Other Income (Expense)
Interest expense	(227,857)	(17,563)
Total other income (expense)	(227,857)	(17,563)

Net Income Before Provision for Income Tax	1,704,179	2,444,909

Provision for Income Taxes
Current	764,462	356,081
Deferred	315,302	-
	1,079,764	356,081

Net Income	$624,415	$2,088,828

Basic Earnings Per Share	$0.05	$0.19

Basic Weighted Average Shares Outstanding	12,031,536	10,929,370

Diluted Earnings Per Share	$0.05	$0.19

Diluted Weighted Average Shares Outstanding	12,941,283	10,929,370

The Components of Other Comprehensive Income
Net Income	$624,415	$2,088,828
Foreign currency translation adjustment	364,565	57,554

Comprehensive Income	$988,980	$2,146,382

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholers' Equity
Balance at December 31, 2004	10,929,370	$10,929	$2,847,438	$2,341,946	$-	$5,200,313

Foreign currency translation adjustment					57,554	57,554

Net income for the year ended
December 31, 2005				2,088,828		2,088,828

Balance at December 31, 2005	10,929,370	10,929	2,847,438	4,430,774	57,554	7,346,695

Conversion of notes payable	102,166	103	204,229	-	-	204,332

Issuance of addition common stock	1,000,000	1,000	2,978,853			2,979,853

Compensation expense for warrants			2,547,575			2,547,575

Preferential conversion feature of note			177,803			177,803

Employee stock options			65,604			65,604

Foreign currency translation adjustment	-	-	-	-	364,565	364,565

Net income for the year ended
December 31, 2006	-	-	-	624,415	-	624,415

Balance at December 31, 2006	12,031,536	12,032	8,821,502	5,055,189	422,119	14,310,842

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net Income	$624,415	$2,088,828
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	246,556	98,779
Share-based compensation expense	2,878,031	-
Preferential conversion feature of note	177,803	-
Net change in assets and liabilities
Accounts receivables and other receivables	(1,994,678)	(153,163)
Inventories	105,655	269,686
Construction in progress	2,517,215	(45,158)
Prepaid expenses and other	(87,979)	4,737
Accounts payable and accrued liabilities	101,698	(1,255,005)
Related party payable	(18,540)	(38,601)
Wages payable	141,776	40,378
Welfare payable	45,056	28,554
Taxes payable	433,419	94,919
Deferred revenue	12,112	(44,185)
Advances by customers	-	-

Net cash (used in) provided by operating activities	5,182,539	1,089,769

Cash flows from investing activities
Purchases of fixed assets	(3,022,448)	(367,555)
Purchase of intangible assets	(1,574,059)	(408,933)

Net cash (used in) investing activities	(4,596,507)	(776,488)

Cash flows from financing activities
Sale of common stock for cash	2,715,000	94,795
Issuance of convertiable notes	200,000	-
Proceeds from short-term loan	15,832	495,840

Net cash provided by financing activities	2,930,832	590,635

Effect of exchange rate	132,603	22,986

Net increase in cash	3,649,467	926,902

Cash and cash equivalents at beginning of year	2,937,333	2,010,431

Cash and cash equivalents at end of year	$6,586,800	$2,937,333

Supplemental disclosure of cash flow information

Interest paid	$36,429	$17,563
Taxes paid	$767,701	$288,533
Share-based compensation expense	$2,878,049	$-

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

2.	Basis of Preparation of Financial Statements

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, ACPG, TDR, First and Harbin Biotech. All inter-company transactions and balances were eliminated.

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

3.	Summary of Significant Accounting Policies

Use of estimates - The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

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

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

Accounts receivable - Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Provision of allowance is made for estimated bad debts based on a periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness.

Prepaid Account - The Company records the balance of the amortized slotting fee not used in the current period as prepaid expenses.  Prepaid account as well includes advances to employees that include cash prepaid to employees for their travel, entertainment and transportation expenditures.

Inventories - Inventories were accounted for using the first-in, first-out method and included finished goods, raw materials, freight-in, packing materials, labor, and overhead costs. Values stated were at the lower of cost or market while cost was determined by a moving weighted average. Provisions were made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions.

Property and equipment - Property and equipment are stated at the historical cost less accumulated depreciation. Depreciation on property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the assets.  An estimated residual value of 5% of cost or valuation was made for each items for both financial and income tax reporting purposes. The estimated lengths of useful lives are as follows:

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

Construction-in-progress - Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees, and the interest expenses for the purpose of financing the project capitalized during the course of construction.

Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to the facility. In the case of construction-in-progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2006

Intangible assets - Intangible assets consist patents, distribution rights and customer lists. Patent costs are being amortized over the remaining term of the patent. Distribution rights and customer lists are being amortized over 10 years.

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

Revenue recognition - Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities. Revenue is reduced by provisions for estimated returns and allowances as well as specific known claims, if any, which are based on historical averages that have not varied significantly for the periods presented.

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

For the year ended December 31, 2006, the Company incurred $2,026,788 in research and development expenditures, and $63,749 for year 2005.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2006

Advertising—The Company expensed advertising costs the first time the respective advertising took place.  The total advertising expenses incurred for the years ended December 31, 2006 and 2005 was $1,576,781 and $1,007,748, respectively.

Slotting fees— From time to time, the Company enters into arrangements with customers in exchange for obtaining rights to place our products on customers' shelves for resale at retail.  The Company also engages in promotional discount programs in order to enhance sales in specific channels.  These payments, discounts and allowances reduce our reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104

The Company records its obligations under each arrangement at inception and amortizes the total required payments using the straight-line method over a term of time, which is normally the minimum time that we are allowed to sell our products in given retail outlets.  The Company records the balance of the amortized slotting fee not used in the current period as prepaid expenses. As the Company applies the amortized slotting fee as contra revenue,  it reduces the reported gross revenue by an amount equal to the reduction in prepaid expenses. The slotting fees incurred for the year 2006 was $777,217 and $7,840 for 2005

Taxation - The Company uses the asset and liability method of accounting for deferred income taxes.  The Company’s provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.  The Company records liabilities for income tax contingencies based on our best estimate of the underlying exposures.

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

Contingent liabilities and contingent assets - A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

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

Related companies - A related company is a company in which the director has beneficial interests in and in which the Company has significant influence.

Retirement benefit costs - According to the PRC regulations on pension plans, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan.

Contributions to the pension or retirement plan are calculated at 23.5% of the employees’ salaries above a fixed threshold amount.  The employees contribute 2% to 8% to the pension plan, and the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at  December 31, 2006 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”).  The standard provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances.  Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management of the Company is evaluating the impact of this standard, but does not anticipate that it will have a significant impact on its financial statements.

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

The following table sets forth our computation of basic and diluted net income (loss) per share:

	Years ended December 31,
	2006	2005
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$624,415	$2,088,828

Net income (loss) used in calculation of diluted earnings (loss) per share	624,415	2,088,828

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	12,031,536	10,929,370
Effect of dilutive securities:
Stock options and equivalents	909,747	-
Weighted-average common shares used in calculation of diluted earnings (loss) per share	12,941,283	10,929,370

Net income (loss) per share:
Basic	0.05	0.19
Diluted	0.05	0.19

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2006

5.	Share-based Compensation

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

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period. In connection with closing of the Stock Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for reverse merger, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share and options to purchase up to 50,000 shares on or before December 20, 2008 at a price of US$3.00 per share.  The fair value of these warrants and options were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following assumptions:  no dividends; risk-free interest rate of 4%; the contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available.  In addition, on May 11, 2006, a total of 219,212 shares were issued to the two former officers of Comet, under a consulting agreement for a two year term, in connection with the merger transaction, the fair value of these shares as of December 31, 2006, were determined to be $657,618 and deducted as expenses during the year ended December 31, 2006.

On October 17, 2006, the Company paid the placement agent and its sub-agents $270,000 (9%) in cash as fees for services performed in conjunction with the private placement that was completed on October 17, 2006. The Company also issued a warrant to purchase 150,000 shares of common stock of the Company at an exercise price of $3.00 per share for 100,000 shares and $3.50 per share for 50,000 shares to the placement agent and its sub-agents in the private placement.  The warrants at $3.50 per share are not exercisable, and will expire, unless the warrants at $3.00 are first exercised. The warrants issued to the placement agent are exercisable commencing on October 17, 2006, and ending on October 10, 2008.   In addition to the 500,000 warrants awarded for the reverse merger services, described above, the Company granted to two advisors an additional 500,000 warrants in connection with services performed for the private placement, entitling the advisor and agent to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share. The fair value of above warrants were computed as $916,622 as of December 31, 2006 based on the Black-Scholes option-pricing model..

As of December 31, 2006, stock options and warrants to acquire approximately 1,700,000 shares of common stock are held by non-employee consultants and remained unexercised.

Information related to outstanding warrants at December 31, 2006:

Exercise Price	Outstanding December 31, 2005	Granted	Expired or Exercised	Outstanding December 31, 2006	Expiration Date
$1.50	25,000	-0-	-0-	25,000
$2.00	-0-	1,000,000	-0-	1,000,000	7/31/2009
$3.00	-0-	100,000	-0-	100,000	10/10/2008
$3.50	-0-	550,000	-0-	550,000	10/10/2008

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2006

Information related to outstanding options at December 31, 2006:

Exercise Price	Outstanding December 31, 2006	Granted	Expired or Exercised	Outstanding June 30, 2007	Expiration Date
$3.65	-0-	113,500	-0-	113,500
$3.00	-0-	50,000	-0-	50,000	12/20/2008

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

7.	Cash and Cash Equivalents

As of December 31, 2006, Cash and Cash Equivalents consist of the following:

Cash and Cash Equivalents
Cash on Hand	$2,499
Bank Deposits	4,944,286
Restricted Cash	1,640,015
Total Cash and Cash Equivalents	$6,586,800

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

Accounts Receivable
Trade receivables	$3,199,026
Allowance for doubtful accounts	-
Total Accounts Receivable	$3,,199,026

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2006

9.	Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of December 31, 2006, inventories consist of the following:

Inventory
Raw Material	$59,067
Supplemental Material	108,394
Work-in-Process	78,770
Finished Products	32,330
Total Inventory	$278,562

10.	Property and Equipment

All of TDR and its subsidiaries’ buildings and fixed assets are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 2004.  As of December 31, 2006, Property and Equipment consist of the following:

Property and Equipment
Buildings	$2,632,973
Machinery and equipment	1,432,986
Land use rights	510,886
Automobiles	264,641
Furniture and Equipments	4,382
Total Property and Equipment	4,845,868
Less: Accumulated Depreciation	(342,471)
Property and Equipment, Net	$4,503,397

For the year ended December 31, 2006 depreciation expense totaled $125,034.

11.	Intangible Assets

As of December 31, 2006, the Company’s intangible assets consist of:

Intangible Assets
Patents	$1,878,842
Distribution rights and customer lists	353,262
Less amortization	222,587
Total Intangible Assets	$2,009,517

For the year ended December 31, 2006 amortization expense totaled $121,522.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2006

12.	Accounts Payable and Accrued Expense

As of December 31, 2006, Accounts Payable and Accrued Expense consist of the following:

Accounts Payable and Accrued Expense	12/31/2006
Accounts Payable and Accrued Expense	$423,425
Other Accounts Payable	399,361
Total Accounts Payable & Accrued Expenses	$822,786

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

TDR has secured a loan with a bank in the amount of $516,796, which bears monthly interest at a rate of 0.6825%, and is secured by real property that has an estimated value of $619,988.  The loan is also personally guaranteed by Yanqing Liu, the Company’s President and a principal shareholder.  The loan is due on its maturity date on June 22, 2007.  TDR incurred $48,933 of interest expense associated with this loan for the year ended December 31, 2006.

14.	Promissory Note Conversion

On August 3, 2006, ACPG signed a convertible promissory note (the “Note”) with Luminus Capital Management, Ltd. (“Luminus”), in the amount of $200,000.  The Note bears interest at 6.5% per annum with a maturity date of August 3, 2007, and is payable upon maturity or conversion of the Note. The preferential conversion feature of this note was valued at $177,803 and charged against interest expense for the year ended December 31, 2006. On October 3, 2006, the Company announced that Luminus served notice to convert the Note into common shares at a price of $2.00 per share. The note (including accrued interest) was converted on October 3, 2006, into a total of 102,166 shares of common stock.

15.	Taxes Payable

As of December 31, 2006, taxes payable consists of the following:

Taxes Payable
Value Added Tax	$236,605
Enterprise Income Tax	320,750
City Tax	4,426
Payroll Tax	4,635
Total Taxes Payable	$566,416

16.	Income Taxes

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

Net deferred tax assets consist of the following components as of December 31, 2006:

Deferred tax assets:
NOL Carryover from China Sky One (formerly known as Comet)	$223,430
Share-based compensation expenses based on 123R	1,878,583
Deferred Tax at 15% tax rate	315,302
Deferred tax liabilities:
Valuation allowance	315,302
Net deferred tax asset	$-

17.	Deferred Revenue - Government Grant

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

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2006

19.	Stock Compensation Plan

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

20.	Acquisition of assets from Heilongjiang Tianlong Pharmaceutical Company

In December, 2006, we acquired all of the products, dealership, and marketing network of the Beijing office of Heilongjiang Tianlong Pharmaceutical Company (“Tianlong”) for $381,700. Tianlong also agreed to a non-compete agreement in which Tianlong agreed to withdrawl from the Bejing market forever. The values assigned to the assets in the acquisition are as follows:

Fixed Assets	$28,438
Non-compete agreement	353,262
$381,700

The non-compete agreement is being amortized over a 10 year estimated useful life.

21.	Foreign Currency Translation Adjustment

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

22.	Commitments and Contingencies

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

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2006

23.	Subsequent Events

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

24.	Correction of Errors

During the process of preparing the financial statements of China Sky One Medical, Inc. (“Registrant” or the “Company”) for the quarter ended March 31, 2007, management determined that certain significant accounting errors had been made in prior quarters. These financial statements have been restated to account for these changes.

The correction of errors included in these financials are:

	Effect on December 31, 2006 Earnings	Effect on prior years earnings	Cumulative effect on Retained Earnings
Capitalization of research and development costs which should have been charged to operations when incurred	$(1,879,885)	$(12,280)	$(1,892,165)

Amortization of patent rights and covenants not to compete	(121,522)	(69,813)	(191,335)

Correction of valuation of shares issued for consulting	(446,879)	--	(446,879)

Reclassification of value of warrants issued from additional paid-in capital to consulting expense	(734,595)	--	(734,595)

Record the value of the preferential conversion feature of the convertible notes payable	(177,803)	--	(177,803)

Valuation allowance on deferred tax asset	(315,302)	--	(315,302)

Reclassification of stock compensation of $1,688,896 from a liability to contributed capital	--	--	--
	$(3,675,986)	$(82,093)	$(3,758,079)

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Liu Yan-Qing Principal Executive	2006	19,500	--	--	4,377	(1)	--	--	--		23,877
Officer and Director	2005	19,500	--	--	--		--	--	--		19,500

Han Xiao-Yan Principal Financial	2006	16,500	--	--	3,502	(1)	--	--	--		20,002
Officer and Director	2005	16,500	--	--	--		--	--	--		16,500

Wang Hai-Feng,	2006	13,500	--	--	1,124	(1)	--	--	--		14,624
Secretary/Treasurer	2005	13,500	--	--	--		--	--	--		13,500

Richard B. Stuart, former Principal Executive Officer	2006	--	--	--	--		--	--	28,200	(2)	28,200
and Director	2005	--	--	--	--		--	--	10,000	(2)	10,000

Jack M. Gertino, former Principal Financial Officer	2006	--	--	--	--		--	--	56,325	(2)	56,325
and Director	2005	--	--	--	--		--	--	20,000	(2)	20,000

TOTAL		99,000	--	--	9,003		--	--	114,525		222,528

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

Name and Address of Beneficial Owner	Common Stock (1)	Percent of Class
Officers and Directors:
Liu Yan-qing (2)	4,660,595	42.52

Han Xiao-yan (2)	1,402,907	12.80

Wang Hai-feng (2)	0	0.00

All Officers and Directors as a group (3 persons):	6,063,502	55.32

Principal Shareholders:
Liu Yan-qing (2)	------------See above------------

Han Xiao-yan (2)	------------See above------------

Trang Chong “Charles” Hung (3)	77,685	*

American Eastern Group, Inc. (3)	600,185 (4)	4.79

American Eastern Securities, Inc. (3)	204,803 (5)	1.68

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

The Company has incurred fees to American Eastern Group, Inc. (“AEG”), and Shenzhen DRB Investment Consultant Limited (“DRB”), in the amount of $200,000 in cash for services rendered in connection with the Exchange Agreement. In addition, in October, 2006, the Company granted to AES and DRB warrants to each purchase a total of 500,000 shares of common stock exercisable at any time before July 31, 2009, at a price of $2.00 per share. One-half of such warrants were deemed to be earned as of the completion of the Exchange Agreement, and the other one-half was deemed earned after completion of the Company’s private offering in October, 2006. The fair value of the above warrants was calculated as $1,469,190 as of December 31, 2006, based on the Black-Scholes model of accounting, and the total value of compensation to AES and DRB has been determined to be $2,317,128.

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

10.5*	Warrant granted to American Eastern Group, Inc., dated October 10, 2006.

10.6*	Warrant granted to American Eastern Securities, Inc., dated October 24, 2006.

14.1*	Code of Ethics

21.1*	Subsidiaries of the Company

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed as exhibits to the Annual Report on Form 10-KSB, originally filed on April 2, 2007.
** Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accountants for fiscal years ended December 31, 2006 and 2005 are as follows:

Accountant Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
HJ & Associates, LLC for fiscal year ended:
December 31, 2005	$5,480	$-	$247	$-
December 31, 2006	$4,142	$-	$-	$-

e-Fang Accountancy Corp. & CPA for fiscal year ended:
December 31, 2005	$30,000	$-	$-	$-
December 31, 2006	$30,000	$24,000	$-	$-

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

CHINA SKY ONE MEDICAL, INC.

Date: November 8, 2007	By:	/s/ Liu Yan-Qing
Liu Yan-Qing, President, CEO

Date: November 8, 2007	By:	/s/ Han Xiao-Yan
Han Xiao-Yan, CFO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 8, 2007	/s/ Liu Yan-Qing
Liu Yan-Qing, President, CEO and Director (Principal Executive Officer)

Date: November 8, 2007	/s/ Han Xiao-Yan
Han Xiao-Yan, CFO and Director (Principal Financial and Accounting Officer)

Date: November 8, 2007	/s/ Wang Hai-Feng
Wang Hai-Feng, Secretary/Treasurer and Director