Form 10QSB
period 2007-09-30
CHINA SKY ONE MEDICAL, INC.
filed 2007-11-13
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
Commission file number: 000-26059

CHINA SKY ONE MEDICAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0430322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

As of November 9, 2007, the issuer had 12,114,196 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

QUARTERLY REPORT ON FORM 10-QSB
OF CHINA SKY ONE MEDICAL INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

			PAGE

PART I	-	FINANCIAL INFORMATION

Item 1.		Consolidated Financial Statements	3

		Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	3

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.		Controls and Procedures	26

PART II	-	OTHER INFORMATION

Item 1.		Legal Proceedings	27

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.		Defaults Upon Senior Securities	27

Item 4.		Submission of Matters to a Vote of Security Holders	27

Item 5.		Other Information	27

Item 6.		Exhibits	27

Signatures			28

Exhibit Index			27

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$6,982,621
Accounts receivable, net	7,778,992
Other receivables	29,691
Inventories	978,314
Prepaid expenses	20,559
Total current assets	15,790,177

Property and equipment, net	4,658,655
Construction in progress	2,056,063
Intangible assets, net	1,929,362
Deposit on land use rights	7,780,234

$32,214,491

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,064,393
Wages payable	383,831
Welfare payable	197,821
Taxes Payable	1,813,278
Total current liabilities	5,459,323

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-
Common stock ($0.001 par value, 20,000,000 shares authorized,
12,114,196 issued and outstanding)	12,114
Additional paid-in capital	9,163,027
Accumulated other comprehensive income	1,296,923
Retained earnings	16,283,104
Total stockholders' equity	26,755,168

$32,214,491

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenues	$16,770,570	$6,772,575	$36,594,933	$15,940,929

Cost of Goods Sold	3,669,012	2,207,373	8,104,355	4,402,127

Gross Profit	13,101,558	4,565,202	28,490,578	11,538,802

Operating Expenses
Selling, general and administrative	5,100,408	2,618,421	12,798,383	7,684,244
Depreciation and amortization	55,565	30,381	276,507	135,394
Research and development	1,355,784	56,086	1,751,624	1,989,461
Total operating expenses	6,511,757	2,704,888	14,826,514	9,809,099

Other Income (Expense)
Interest income and other income	2,282	-	14,309	-
Interest expense	-	(10,952)	(16,494)	(28,284)
Total other income (expense)	2,282	(10,952)	(2,185)	(28,284)

Net Income Before Provision for Income Tax	6,592,083	1,849,362	13,661,879	1,701,419

Provision for Income Taxes
Current	1,145,812	-	2,433,964	468,666
Deferred	-	-	-	(468,666)
	1,145,812	-	2,433,964	-

Net Income	$5,446,271	$1,849,362	$11,227,915	$1,701,419

Basic Earnings Per Share	$0.45	$0.16	$0.93	$0.15

Basic Weighted Average Shares Outstanding	12,110,201	11,240,905	12,077,491	11,033,215

Diluted Earnings Per Share	$0.44	$0.16	$0.90	$0.15

Diluted Weighted Average Shares Outstanding	12,502,332	11,240,905	12,468,186	11,033,215

The Components of Other Comprehensive Income
Net Income	$5,446,271	$1,849,362	$11,227,915	$1,701,419
Foreign currency translation adjustment	288,267	14,489	874,804	43,468

Comprehensive Income	$5,734,538	$1,863,851	$12,102,719	$1,744,887

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
		(Restated)
Cash flows from operating activities
Net Income	$11,227,915	$1,701,419
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	355,811	148,251
Share-based compensation expense	225,351	1,252,585
Deferred income tax benefit	-	(468,666)
Net change in assets and liabilities
Accounts receivables and other receivables	(4,562,183)	(55,741)
Inventories	(695,618)	(18,672)
Prepaid expenses and other	84,714	63,023
Accounts payable and accrued liabilities	2,229,397	135,560
Wages payable	119,678	16,832
Welfare payable	54,232	14,675
Taxes payable	1,238,456	52,136
Deferred revenue	-	17,227
Advances by customers	(67,541)	-

Net cash provided by operating activities	10,210,212	2,858,629

Cash flows from investing activities
Purchases of fixed assets	(280,168)	(14,706)
Purchase of intangible assets	(54,095)	(1,090,231)
Deposit on land use rights	(7,780,234)	-
Increase in construction in progress	(2,056,063)	-

Net cash (used in) investing activities	(10,170,560)	(1,104,937)

Cash flows from financing activities
Sale of common stock for cash	-	1,658,871
Short-term borrowings		329,988
Excersice of warrants	116,256	-
Payment on short-term loans	(511,672)	-

Net cash (used in) provided by financing activities	(395,416)	1,988,859

Effect of exchange rate	751,585	43,468

Net increase in cash	395,821	3,786,019

Cash and cash equivalents at beginning of year	6,586,800	1,965,864

Cash and cash equivalents at end of year	$6,982,621	$5,751,883

Supplemental disclosure of cash flow information

Interest paid	$5,940	$9,221
Taxes paid	$-	$-
Construction in Progress transferred to fixed assets	$-	$2,776,700

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

1. Description of Business

China Sky One Medical, Inc. ("China Sky One"), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the change in the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc.," became effective.

Effective May 30, 2006 and pursuant to a plan of reorganization, American California Pharmaceutical Group, Inc. (“ACPG”) completed a stock exchange agreement with Comet Technologies, Inc., ("Comet"). Under the terms of the agreement, all of the ACPG's outstanding stock was exchanged for 10,193,377 shares of Comet common stock.   The closing of the Exchange Agreement (“Closing”), resulted in a change in voting control of Comet.  The original shareholders of ACPG hold approximately 93% of the outstanding common stock of Comet, and the former Comet shareholders hold a total of 735,993 shares of common stock, or 7% of the outstanding common stock, including stock granted under a consulting agreement to Comet’s two current officers, who resigned as officers and directors at the closing.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D thereunder.   The transaction is treated as a reverse merger for accounting purposes.

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

2. Basis of Preparation of Financial Statements

The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 310 of Regulation S-B and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, these interim statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

The accompanying financial statements differ from the financial statements used for statutory purposes in PRC in that they reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with US GAAP.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

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

Intangible assets - Intangible assets consists of patents, distribution rights and customer lists. Patent costs are being amortized over the remaining term of the patent. Distribution rights and customer lists are being amortized over 10 years.

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

Foreign Currency - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are recorded in RMB as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as a separate component within shareholders’ equity.

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
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

Research and development—Research and development expenses include the costs associated with the Company’s internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs discussed above are expensed as incurred.

For the three and nine months ended September 30, 2007, the Company incurred $1,355,784 and $1,751,624 in research and development expenditures, and $56,086 and $1,989,461 for the three and nine months ended September 30, 2006.

Advertising—The Company expensed advertising costs the first time the respective advertising took place.  The total advertising expenses incurred for the three and nine months ended September 30, 2007 and 2006 was $1,517,697, $3,939,645, $502,668 and $1,170,237, respectively.

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
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

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

Contributions to the pension or retirement plan are calculated at 23.5% of the employees’ salaries above a fixed threshold amount.  The employees contribute 2% to 8% to the pension plan, and the Company contributes the balance contribution of 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan. Contributions to the pension and retirement plan for the three and nine month periods ended September 30, 2007 and 2006 were $28,042, $40,589, $30,311, and $35,681 respectively.

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at  September 30, 2007 because of the relatively short-term maturity of these instruments.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

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

Corrections of Errors - During the process of preparing the first quarter financial statements, management determined that certain significant accounting errors had been made in prior quarters.  Errors noted included the capitalization of research and development costs which should have been charged to operations when incurred, the failure to amortization patent rights and covenants not to compete, the misclassification of stock compensation as a liability rather than as contributed capital and the failure to recognize the effect of a preferential conversion feature associated with a short term note issued in 2006..  The September 30, 2007 financial statements have been adjusted assuming the prior years financial statements had been properly prepared.  The Company has recently filed an amended 10 KSB for the year ended December 31, 2006 to reflect the correction of these errors.

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

Stock warrants and options to purchase 1,791,000 shares of common stock, all but 113,500 of which were exercisable during the nine months ended September 30, 2007, were included in the computation of diluted earnings per share because the option exercise prices were more than the average market price of our common stock during these periods.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

The following table sets forth our computation of basic and diluted net income (loss) per share:

	Three months ended September 30,
	2007	2006
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$5,446,271	$1,849,362

Net income (loss) used in calculation of diluted earnings (loss) per share	5,446,271	1,849,362

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	12,110,201	11,240,905
Effect of dilutive securities:
Stock options and equivalents	392,131	-
Weighted-average common shares used in calculation of diluted earnings (loss) per share	12,502,332	11,240,905

Net income (loss) per share:
Basic	0.45	0.16
Diluted	0.44	0.16

	Nine months ended September 30,
	2007	2006
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$11,227,915	$1,701,419

Net income (loss) used in calculation of diluted earnings (loss) per share	11,227,915	1,701,419

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	12,077,491	11,033,215
Effect of dilutive securities:
Stock options and equivalents	390,695	-
Weighted-average common shares used in calculation of diluted earnings (loss) per share	12,468,186	11,033,215

Net income (loss) per share:
Basic	0.93	0.15
Diluted	0.90	0.15

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

5. Share-base Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. The Company uses the Black-Scholes model to value stock-based compensation expense. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of the Company’s stock price and the volatility of public companies that the Company considered comparable.  The effect of adoption of the new standard for the year ended December 31, 2006 related to stock options to employees were additional non-cash expenses of $65,604.  Compensation expense from these employee stock options for the nine months ended September 30, 2007 was $30,531. As of September 30, 2007, stock options to acquire 113,500 shares of common stock are held by employees and began to vest in June, 2007.   None of these options have been exercised.

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period. In connection with closing of the Stock Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for reverse merger, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share and 50,000 shares on or before December 20, 2008 at a price of US$3 per share.  The fair value of these warrants were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following assumptions:  no dividends; risk-free interest rate of 4%; the contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available.  In addition, on May 11, 2006, a total of 219,212 shares were issued to the two former officers of Comet, under a consulting agreement for a two year term, in connection with the merger transaction, the fair value of these shares as of December 31, 2006, were determined to be $657,636 and deducted as expenses during the year ended December 31, 2006

On October 17, 2006, the Company paid the placement agent and its sub-agents $270,000 (9%) in cash as fees for services performed in conjunction with the private placement that was completed on October 17, 2006. The Company also issued a warrant to purchase 150,000 shares of common stock of the Company at an exercise price of $3.00 per share for 100,000 shares and $3.50 per share for 50,000 shares to the placement agent and its sub-agents in the private placement.  The warrants at $3.50 per share are not exercisable, and will expire, unless the warrants at $3.00 are first exercised.  The warrants issued to the placement agent are exercisable commencing on October 17, 2006, and ending on October 10, 2008.   In addition to the 500,000 warrants awarded for the reverse merger services, described above, the Company granted to two advisors an additional 500,000 warrants in connection with services performed for the private placement, entitling the advisor and agent to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share. The fair value of above warrants were computed as $916,622 as of December 31, 2006 based on the Black-Scholes option-pricing model.

As of September 30, 2007, stock options and warrants to acquire approximately 1,660,000 shares of common stock are held by non-employee consultants and remained unexercised.

Information related to outstanding warrants at September 30, 2007:

Exercise Price	Outstanding December 31, 2006	Granted	Expired or Exercised	Outstanding September 30, 2007	Expiration Date
$1.50	25,000	-0-	25,000	-0-
$2.00	1,000,000	-0-	-0-	1,500,000	7/31/2009
$3.00	100,000	-0-	-0-	100,000	10/10/2008
$3.50	550,000	-0-	22,500	571,950	10/10/2008

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

Information related to outstanding options at September 30, 2007:

Exercise Price	Outstanding December 31, 2006	Granted	Expired or Exercised	Outstanding September 30, 2007	Expiration Date
$3.00	50,000	-0-	-0-	50,000	12/20/2008
$3.65	113,500	-0-	-0-	113,500

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

For the three and nine months ended September 30, 2007 and 2006 no individual customer accounted for more than 10% of sales revenues.

7. Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of September 30, 2007, inventories consist of the following:

Inventory
Raw Material	$285,606
Supplemental Material	46,596
Work-in-Process	234,746
Finished Products	411,366
Total Inventory	$978,314

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

8. Property and Equipment

All of TDR and its subsidiaries’ buildings and fixed assets are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 2004.  As of September 30, 2007, Property and Equipment consist of the following

Property and Equipment
Buildings	$2,782,657
Automobiles	310,049
Furniture and Equipments	88,915
Plant and Machinery	1,489,663
Land Use Right	552,738
Total Property and Equipment	5,224,022
Less: Accumulated Depreciation	(565,367)
Property and Equipment, Net	$4,658,655

For the nine months ended September 30, 2007 and 2006, depreciation expenses totaled $191,740 and $57,109 respectively. In addition depreciation included in cost of goods sold for the nine months ended September 30, 2007 and 2006 was $67,339 and $12,857, respectively.

For the three months ended September 30, 2007 and 2006 depreciation expenses total $98,329 and $12,852 respectively. In addition depreciation included in cost of goods sold for the three months ended September, 2007 and 2006 was $36,026 and $0, respectively.

9. Intangible Assets

As of September 30, 2007, the Company’s intangible assets consist of:

Intangible Assets
Patents	$1,950,400
Distribution rights and customer lists	370,198
Accumlated amortization	(391,236)
Total Intangible Assets	$1,929,362

Amortization expense for the three and nine months ended September 30, 2007 and 2006 was $37,354, $164,071, $30,381 and $91,142 respectively.

Patents are amortized over the life of the patent and the distribution rights and customer lists are amortized over ten years.

Schedule of amortization expense for the next five years:

2007	$266,419
2008	266,419
2009	266,419
2010	266,419
2011	266,419
$1,332,095

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

10. Taxes Payable

As of September 30, 2007, taxes payable consists of the following:

Taxes Payable
Value Added Tax	$670,503
Enterprise Income Tax	1,131,637
Other Taxes	11,138
Total Taxes Payable	$1,813,278

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

As of September 30, 2007, TDR has attained profitable operations for tax purposes. TDR and First are the enterprises authorized by the State Council as special entities; consequently, the enterprise income tax rate is reduced to 15%.

The special entities tax rate resulted in tax savings as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Tax savings	$1,186,575	$332,885	$2,459,138	$306,255

Benefit per share
Basic	$.10	$.03	$.20	$.03
Diluted	$.09	$.03	$.20	$.03

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

Significant components of the Company’s deferred tax assets are shown below.  A valuation allowance has been established to offset the deferred tax assets, as realization of such assets is uncertain per the management valuation.  The tax benefit has not been reported in the September 30, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

Net deferred tax assets consist of the following components as of September 30, 2007:

Deferred tax assets:

NOL Carryover from China Sky One (formerly known as Comet)	$75,966
Share-based compensation expenses based on 123R	645,640
Deferred Tax at 15% tax rate	721,606
Deferred tax liabilities:
Valuation allowance	721,606
Net deferred tax asset	$-

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

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of September 30, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of September 30, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

13. Stock Compensation Plan

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of September 30, 2007, non-qualified options to purchase a total of 113,500 shares were granted and reserved for issuance under the 2006 Stock Incentive Plan.

14. Land Purchase Agreement

During the second quarter TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for development of a new biotech engineering project. Terms of the agreement called for a deposit of 30% of the total land price within 15 days after signing the agreement, 40% payment 7 days prior to the start of construction and the balance 7 days after getting the formal land use right.

The project consists of two phases:

(1)	Main workshop, R&D center and office using land area of 30,000 square meters, construction started in May 2007 projected to be completed by June 2008.

(2)	Second workshop and show room using land area of 20,000 square meters, Construction starting in September 2008 to be completed by December 2009.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

TDR has committed to the Development and Construction Administration Committee of Harbin Song Bei New Development District that the minimum investment per square meter will be $394.

AS of September 30, 2007, the Company had made deposits totaling $7,780,234 related to the acquisition of these land use rights.

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

Item 2 - Management’s Discussion and Analysis or Plan of Operation

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

The Company achieved continuing growth on the sale of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channel.  For the nine months ended September 30, 2007, total revenue was $36,594,933, or a 130% increase over 2006, and 2007 net income was $11,227,915, or $0.90 per share on a diluted basis compared to net income of $1,701,419, or $0.15 per share on a diluted basis in 2006.

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

At present, our ongoing research is divided into four areas: (1) the development of an enzyme-linked immune technique to prepare extraneous diagnostic kits; (2) the development of an enzyme linked gold colloid technique to prepare an extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; and (4) the development of a biology protein chip for various tumor diagnostic applications.  In 2006, we became engaged in research and development related to tissue and stem cell banks as reported in our 2006 Annual Report on Form 10-KSB under “Item 1 - Business.”

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

During the second quarter TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for development of a new biotech engineering project. Terms of the agreement called for a deposit of 30% of the total land price within 15 days after signing the agreement, 40% payment 7 days prior to the start of construction and the balance 7 days after getting the formal land use right.

The project consists of two phases:

(1)	Main workshop, R&D center and office using land area of 30,000 square meters, construction started in May 2007 projected to be completed by June 2008.

(2)	Second workshop and show room using land area of 20,000 square meters, Construction starting in September 2008 to be completed by December 2009.

TDR has committed to the Development and Construction Administration Committee of Harbin Song Bei New Development District that the minimum investment per square meter will be $394.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

Revenues

Total sales increased by 148% in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.  The $10 million increase in sales is attributable to strong performances from our sales distribution channel, as well as the addition of a new line of contract sale service in 2006 to sell other manufactured brands through our distribution channel.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales and cost of goods sold and product gross margin:

	Three months ended September 30, 2007	Variance	Three months ended September 30, 2006
Total sales	$16,770,570	148%	$6,772,575
Cost of goods sold	$3,669,012	66%	$2,207,373
Gross margin	78%		67%

Our product gross margin for 2007 was 78%, compared to 67% for 2006. The higher gross margin was primarily due to a stronger dealer network in 2007 with a corresponding impact to our product gross profit.

Selling, General and Administrative Expenses.

Gross sales increased approximately $10 million in the three months ended September 30, 2007, and corresponding selling, general and administrative expenses (“SG&A”) for 2007 increased by $2,481,987 over 2006. Higher expenses were primarily driven by higher headcount which increased compensation and benefits.  In addition, this increase is attributable to an increase related to a general expansion of our sales and marketing activities; our promotional program relating to our business growth; business development activities; and the sales force expansion planned for the anticipated launch in our new contract service line.

Research and Development expense increased by $1,299,698 to $1,355,784 in the three months ended September 30, 2007 as compared to $56,086 in 2006. This was primarily due to an increased level of product development in 2007 as compared to 2006 when the focus was on integrating new product lines.

Finance costs decreased by $10,952 from 2006, associated with the payoff of bank loans of $511,672.

Nine Months Ended September 30, 2007 as compared to Nine Months Ended September 30, 2006

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

Revenues

Total sales increased by 130% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  The $20.7 million increase in sales is attributable to strong performances from our sales distribution channel, as well as the addition of a new line of contract sale service in 2006 to sell other manufactured brands through our distribution channel.

Cost of Goods Sold and Product Gross Margin

The following table summarizes the period over period changes in our product sales and cost of goods sold and product gross margin:

	Nine months ended September 30, 2007	Variance	Nine months ended September 30, 2006
Total sales	$36,594,933	130%	$15,940,929
Cost of goods sold	$8,104,355	84%	$4,402,127
Gross margin	78%		72%

Our product gross margin for 2007 was 78%, compared to 72% for 2006. The higher gross margin was primarily due to a stronger dealer network in 2007 with a corresponding impact to our product gross profit.

Selling, General and Administrative Expenses.

Gross sales increased approximately $20.7 million in the nine months ended September 30, 2007, and corresponding selling, general and administrative expenses (“SG&A”) for 2007 increased by $5,114,139 over 2006. Higher expenses were primarily driven by higher headcount which increased compensation and benefits.  In addition, this increase is attributable to an increase related to a general expansion of our sales and marketing activities; our promotional program relating to our business growth; business development activities; and the sales force expansion planned for the anticipated launch in our new contract service line.

Research and Development expense decreased by $237,837 to $1,751,624 in the nine months ended September 30, 2007 as compared to $1,989,461 in 2006. This was primarily due increased level of product development in 2006 as compared to 2007 when the focus was on integrating new product lines

Finance costs decreased by $11,790, from 2006, associated with the payoff of bank loans of $511,672.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, cash and cash equivalents were $6,982,621, an increase of 6% from December 31, 2006. The increase of $395,821 in 2007 was primarily due to:

▪	Increases in net income and accounts payable partially offset by higher receivables and inventory balances which resulted in an increase in cash from operations of $10,210,212.

▪	Cash used in investing activities of $10,170,560 for the purchase of the land use agreement in Song Bei District of Harbin and start of construction of new biotech engineering project.

▪	The effects of a positive currency translation in the quarter of $751,585 resulting from a strengthening of the Yuan compared to the US Dollar.

The Company’s current ratio at September 30, 2007, was 2.89, and quick ratio was 2.71.  Its primary sources of funds include cash balances, cash flow from operations, and potentially the proceeds of borrowing and sales of equity.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's current operating and capital requirements.

There was no restrictive bank deposit pledged as of September 30, 2007. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Our total outstanding liabilities were $5.4 million as of September 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

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

Item 3. Controls and Procedures.

During the first quarter of 2007, the Company became aware of certain issues pertaining to the Company’s financial statements. In the first quarter of 2007, the Company engaged an accountant in the United States, who has assisted the Company in preparing its financial statements, and in administering the Company’s controls and procedures. As a result of this involvement, the Company believes it is now more effectively administering its disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended September 30, 2007, and subsequent periods through the date hereof, we issued unregistered securities, as follows:

On or around July 26, 2007, an unaffiliated party exercised warrants to purchase 2,500 shares of the Company’s Common Stock at an aggregate exercise price of $8,750.

On or around August 29, 2007, an unaffiliated party exercised warrants to purchase 5,000 shares of the Company’s Common Stock at an aggregate exercise price of $17,500.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

In the three-month period ended September 30, 2007, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

In the three-month period ended September 30, 2007, and subsequent period through the date hereof, the we did not submit any matters to a vote of our stockholders:

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended September 30, 2007, or subsequent period through the date hereof, which was not so reported.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of principal executive officer pursuant to Section 13a-14(a) -- filed herewith

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) -- filed herewith

32.1	Certification of principal executive officer pursuant to Section 1350 -- filed herewith

32.2	Certification of principal financial and accounting officer pursuant to Section 1350 -- filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Dated: November 13, 2007	By:	/s/ Liu Yan-Qing
Liu Yan-Qing President and Chief Executive Officer

Dated: November 13, 2007	By:	/s/ Han Xiao-Yan
Han Xiao-Yan Chief Financial Officer