Form 10QSB/A
period 2006-06-30
CHINA SKY ONE MEDICAL, INC.
filed 2007-12-18
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark one)
       X __  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

_______     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from________to_________

Commission File Number: 0-26059

CHINA SKY ONE MEDICAL, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	87-0430322
(State of Incorporation)	(IRS Employer ID Number)

No. 38 Dingxin 3rd Street, Nangang District, Harbin,
Heilongjiang Province, People’s Republic of China 150001
(Address of principal executive offices)

86-451-53994073
(Registrant’s telephone number, including area code)

Not applicable
Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of the date of this report, there were 10,929,370 shares of common stock outstanding.

Transitional Small Business Format: Yes☐ No☒

 CHINA SKY ONE MEDICAL, INC.
Form 10-QSB for the quarter ended June 30, 2006
 Table of Contents

EXPLANATORY NOTE

As previously announced in a Current Report on Form 8-K (the “Form 8-K) filed by China Sky One Medical, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on September 18, 2007 (as amended on September 26, 2007), on approximately May 12, 2007, the Company’s management concluded that the Company’s previously filed financial statements as of the fiscal year ended December 31, 2006, and the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, should no longer be relied upon due to certain significant accounting errors. Since that time, the Company has:

•	filed with the SEC Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, on October 8, 2007; and

•
determined that it is not required to file an amended Form 10-QSB for the interim period ended March 31, 2006, since that fiscal quarter ended prior to the consummation of the stock exchange transaction between American California Pharmaceutical Group, Inc. and the shareholders of Comet Technologies, Inc. (described in Note 1 of the Notes to the Financial Statements included in this 10-QSB/A).

This Amendment No. 1 to the Quarterly Report on Form 10-QSB (the “10-QSB/A”), which amends and restates certain items identified below with respect to the Form 10-QSB originally filed by the Company with the SEC on August 21, 2006 (the “Original Filing”), is being filed to reflect the restatement of the Company’s financial statements for the fiscal quarter ended June 30, 2006. Detailed information regarding the accounting errors that have been corrected is provided in Note 22 of the Notes to the Financial Statements included in this 10-QSB/A. Simultaneously herewith, the Company is filing an amended Form 10-QSB for the interim period ended September 30, 2006. The Company believes that these filings will complete the Company’s obligations to amend certain of its SEC filings, as set forth in the Form 8-K.

The Company has attached to this 10-QSB/A updated certifications executed as of the date of this Form 10-KSB/A by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this 10-QSB/A.

This Form 10-QSB/A only amends and restates certain information in Part I, Item 1 (Financial Statements) and Item 2 (Management’s Discussion and Analysis or Plan of Operation), and Part 2, Item 6 (Exhibits), and such amendment and restatement with respect to Part I, Items 1 and 2 only reflect the restatement of the financial statements as described above. Except for the foregoing amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Form 10-QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2006
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,965,864
Accounts receivable, net	2,086,339
Inventories	451,130
Prepaid expenses	63,023
Total current assets	4,566,356

Property, plant and equipment
Fixed assets, net of accumulated depreciation	967,361
Land use rights	510,886
Construction in progress	2,776,700
4,254,947

Intangible assets, net	1,526,165

$10,347,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$956,391
Wages payable	256,514
Welfare payable	112,820
Taxes Payable	568,436
Deferred revenue - government grants	55,782
Notes payble	375,267
Total current liabilities	2,325,210

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-
Common stock ($0.001 par value, 20,000,000 shares authorized,
10,929,370 issued and outstanding)	10,929
Additional paid-in capital	3,294,317
Accumulated other comprehensive income	112,942
Retained earnings	4,604,070
Total stockholders' equity	8,022,258

$10,347,468

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$5,189,235	$1,850,164	$9,168,354	$3,700,327

Cost of Goods Sold	1,245,156	533,927	2,194,754	1,067,853

Gross Profit	3,944,079	1,316,237	6,973,600	2,632,474

Operating Expenses
Selling, general and administrative	2,435,262	826,456	4,331,228	1,408,427
Depreciation and amortization	98,857	42,374	105,013	59,828
Research and development	1,910,229	12,280	1,933,375	12,280
Total operating expenses	4,444,348	881,110	6,369,616	1,480,535

Other Income (Expense)
Interest income and other income	-	-	-	-
Interest expense	(8,180)	(124)	(17,332)	(124)
Total other income (expense)	(8,180)	(124)	(17,332)	(124)

Net Income Before Provision for Income Tax	(508,449)	435,003	586,652	1,151,815

Provision for Income Taxes
Current	265,198	65,250	468,666	178,695
Deferred	(265,198)	-	(468,666)	-
	-	65,250	-	178,695

Net Income	$(508,449)	$369,753	$586,652	$973,120

Basic Earnings Per Share	$(0.05)	$0.03	$0.05	$0.09

Basic Weighted Average Shares Outstanding	10,929,370	10,929,370	10,929,370	10,929,370

Diluted Earnings Per Share	$(0.05)	$0.03	$0.05	$0.09

Diluted Weighted Average Shares Outstanding	10,929,370	10,929,370	10,929,370	10,929,370

The Components of Other Comprehensive Income
Net Income	$(508,449)	$369,753	$586,652	$973,120
Foreign currency translation adjustment	36,321	-	55,388	-

Comprehensive Income	$(472,128)	$369,753	$642,040	$973,120

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net Income	$586,652	$973,120
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	117,870	59,828
Share-based compensation expense	487,954	-
Deferred income tax benefit	(468,666)	-
Net change in assets and liabilities
Accounts receivables and other receivables	(828,226)	(557,657)
Inventories	(69,990)	157,618
Prepaid expenses and other	(34,508)	2,408
Accounts payable and accrued liabilities	356,864	(640,383)
Wages payable	133,871	65,529
Welfare payable	15,075	13,279
Taxes payable	422,815	171,403
Deferred revenue	(9,152)	(101,334)
Advances by customers	(143,570)	-

Net cash (used in) provided by operating activities	566,989	143,811

Cash flows from investing activities
Purchases of fixed assets	(64,475)	(32,417)
Purchase of intangible assets	(1,090,231)	(435,309)
Increase in construction in progress	(332,802)	-

Net cash (used in) investing activities	(1,487,508)	(467,726)

Cash flows from financing activities
Sale of common stock for cash	14,235	-
Proceed from short-term loans	-	483,092
Payment on short-term loans	(120,573)	-

Net cash provided by financing activities	(106,338)	483,092

Effect of exchange rate	55,388	170,204

Net increase in cash	(971,469)	329,381

Cash and cash equivalents at beginning of year	2,937,333	1,919,567

Cash and cash equivalents at end of year	$1,965,864	$2,248,948

Supplemental disclosure of cash flow information

Interest paid	$9,152	$124
Taxes paid	$-	$-

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
June 30, 2006
(Expressed in US dollars)

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
June 30, 2006
(Expressed in US dollars)

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
June 30, 2006
(Expressed in US dollars)

Accounts receivable - Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Provision of allowance is made for estimated bad debts based on a periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness.

Prepaid Account - Prepaid account included advances to employees, that included cash prepaid to employees for their travel, entertainment and transportation expenditures.

Inventories - inventories were accounted for using the first-in, first-out method and included freight-in, materials, packing materials, labor, and overhead costs. Values stated were at the lower of cost or market while cost was determined by a moving weighted average. Provisions were made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions.

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

Buildings	30 years

Land use rights (no depreciation)	50 years

Furniture & Fixtures	7 years

Equipment	7 years

Vehicles	10 years

Motor vehicles	5 years

Machineries	10 years

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
June 30, 2006
(Expressed in US dollars)

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
June 30, 2006
(Expressed in US dollars)

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

Taxation - Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2006
(Expressed in US dollars)

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
June 30, 2006
(Expressed in US dollars)

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

Retirement benefit costs - According to The People’s Republic of China regulations on pension, the Company contributes to a defined contribution retirement scheme organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the scheme.

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

Recent accounting pronouncements - In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, replacement of APB Opinion NO. 20 and FASB Statements NO 3.  SFAS NO. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Boards ("APB") Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting   principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Company adopted SFAS No. 154 on January 1, 2006.  The adoption of the provisions of SFAS No. 154 had no material effect on the Company's consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2006
(Expressed in US dollars)

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2006
(Expressed in US dollars)

5. Cash and Cash Equivalents

As of June 30, 2006, Cash and Cash Equivalents consist of the following:

Cash and Cash Equivalents	June 30, 2006
Cash on Hand	$7,296
Bank Deposits	1,958,568
Total Cash and Cash Equivalents	$1,965,864

6. Accounts Receivable

As of June 30, 2006, Accounts Receivable totals $2,086,339 net of Provisions for Doubtful Accounts.  90 percent of the Company’s receivable aged less than 60 days.

Accounts Receivable	June 30, 2006
Trade receivables	$2,086,339
Allowance for doubtful accounts	-
Total Accounts Receivable	$2,086,339

7. Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of June 30, 2006, Inventories consist of the following:

Inventory	June 30, 2006
Raw Material	$83,045
Parts and Supplies	148,540
Work-in-Process	161,932
Finished Products	57,613
Total Inventory	$451,130

8. Property and Equipment

All of the buildings and fixed assets of TDR and its Subsidiaries are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 1995.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2006
(Expressed in US dollars)

As of June 30, 2006, Property and Equipment consist of the following:

Property and Equipment	June 30, 2006
Buildings	$619,810
Automobiles	133,998
Furniture and Fixtures	4,382
Equipment and Machinery	483,717
Total Property and Equipment	1,241,907
Less: Accumulated Depreciation	(274,546)
Property and Equipment, Net	$967,361

For the three months period ended June, 2006, depreciation expenses totaled $38,096.

9. Construction-in-Process

As of June 30, 2006, Construction-in-Process of First’s facility project consists of the following:

Construction-in-Progress	June 30, 2006
Comprehensive Building	$560,587
Dewatering excavation	120,773
Factory construction	495,169
Boiler Project	60,386
Fire Prevention	90,580
Power Supply System	96,618
Building Engineering	289,855
Air-conditioning System	434,783
Road Improvement	265,700
Lab Construction	156,079
Landscape Engineering	143,626
Network Communication	62,544
Construction-in-Progress	$2,776,700

10. Intangible Assets

As of June 30, 2006, the Intangible Assets consist of the following:

Intangible Assets	June 30, 2006
Patents	$1,656,739
Accumulated amortization	(130,574)
Total Intangible Assets	$1,526,165

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2006
(Expressed in US dollars)

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

13. Taxes Payable

As of June 30, 2006, Taxes Payable consists of the following:

Taxes Payable	June 30, 2006
Value Added Tax	$263,971
Enterprise Income Tax	266,689
City Tax	17,828
Education Surtax	10,559
Flood Preventing & Public Security Ensure Fee	1,928
Payroll Tax	7,461

Total Taxes Payable	$568,436

14. Deferred Revenue - Government Grant

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
June 30, 2006
(Expressed in US dollars)

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

A reconciliation of the federal statutory income tax to the Company's effective income tax rate for the three months period ended June 30, 2006 is as follows:

June 30, 2006
Income before tax provision	$586,652

Expenses were not deductible for taxation purposes	1,181,335

Tax charges for the three months period ended June 30, 2006	$265,198

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

The amounts due from (to) related parties as of June 30, 2006 are as follows:

Name	Balance at 6/30/2006	Maximum Outstanding Balance During the Year	Security Held

First - 100% owned Subsidiary	$8,818,791	$8,818,791	None

The amounts due are unsecured, interest free and have no fixed repayment terms, which was eliminated from the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2006
(Expressed in US dollars)

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

22. Correction of Errors

During the process of preparing the financial statements of China Sky One Medical, Inc. (“Registrant” or the “Company”) for the quarter ended March 31, 2007, management determined that certain significant accounting errors had been made in prior quarters. These financial statements have been restated to account for these changes.

The correction of errors included in these financials are:

	Effect on June 30, 2006 Earnings	Effect on prior years earnings	Cumulative effect on Retained Earnings
Capitalization of research and development costs which should have been charged to operations when incurred	$(1,879,885	$(12,280	$(1,892,165)

Amortization of patent rights and covenants not to compete	(60,761)	(69,813)	(130,574)

Correction of valuation of shares issued for consulting	(446,879)	--	(446,879)

	(2,387,525)	(82,093)	(2,469,618)

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

The following summarizes changes in the Company’s operations for the three-month periods ended June 30, 2006 and 2005. The Company had a net loss of $1,243,044 for the three-month period ended June 30, 2006, as compared to net income of $369,753 in the same period in the prior year. The primary reasons for this difference were large increases in the Company’s cost of goods sold, selling, general and administrative expenses, and research and development expenses, partially offset by an increase in its revenues.

Revenues and Cost of Goods Sold

	6/30/06	6/30/05
Revenues
Sales	$5,136,991	$1,850,164
Government grant	52,244	-
Total revenues	5,189,235	1,850,164

Cost of Goods Sold
Cost of goods sold	1,245,156	533,927
Total cost of good sold	1,245,156	533,927

Gross Profit	$3,944,079	$1,316,237

Revenues significantly increased by the amount of $3,286,827, or approximately 178%, to $5,136,991 in the second quarter of 2006, as compared to sales revenues of $1,850,164 in the same period of fiscal 2005. This was primarily attributable to sales associated with the introduction of numerous new products, and increase in domestic distribution centers, enhancements in relationships with customers, products reorganization, and an increase in worldwide exports. It is also due to the implementation of new sales programs.

The Company received a government grant of $52,244 in the second quarter of 2006. The grant was issued to support the Company’s facility construction, research, development, and production of medicines. The grant is recognized as income over the period necessary to match with related cost and met with the grant’s requirement. The grant was given in accordance with the Company’s capital and revenue structures. The Company did not receive a government grant in the three month period ended June 30, 2005.

Cost of goods sold increased by $711,229, or approximately 133%, to $1,245,156 in the three month period ended June 30, 2006, as compared to $533,927 in the three month period ended June 30, 2005. This increase in cost of sales is directly tied to the growth of revenues.

Operating Expenses and Other Income (Expense)

Operating Expenses	6/30/06	6/30/05
Selling, general and administrative expenses	$2,435,262	$826,456
Depreciation and amortization	98,857	42,374
Research and development	1,910,229	12,280
Total operating expenses	4,444,348	881,110

Other Income (Expenses)
Interest income	-	-
Interest expense	(8,180)	(124)
Total other income (expenses)	$(8,180)	$(124)

Selling, general and administrative expenses increased by $1,608,806, or approximately 195% to $2,435,262 for the three months ended June 30, 2006, as compared to $826,456 for the three months ended June 30, 2005. The increase in these expenses is mainly attributable to an increase in sales commission, salaries and welfare to administrative and selling staffs tied to increased revenues.

Depreciation and amortization expense in the three-month period ended June 30, 2006 was $98,857, as compared to $42,374 in the second quarter of fiscal 2005, an increase of $56,483, or approximately 133%.

Research and development expense increased by $1,897,949 to 1,910,229 in the second fiscal quarter of 2006, as compared to $12,280 in the same period in the prior year. The reason for this drastic increase was the Company’s determination to invest heavily in the development of new products to continue its growth.

Finance costs increased to $8,180 in the three-month period ended June 30, 2006, as compared to $124 in the second quarter in 2005, due primarily to a reduction in TDR’s short-term borrowings. Interest expenses of $8,180 in the second quarter of 2006 are associated with bank loans of $375,267.

The Company has a relatively low level of debt as compared to its total equity, and believes it has done a good job demonstrating that it is able to borrow effectively to sustain the Company. The Company's cash flow from operations has been sufficient to meet interest obligations. When trends are generally positive and the Company has a low level of debt relative to equity and its coverage ratios are good, our managers carefully evaluate how debt might be used to leverage higher profits in the future.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

The following summarizes changes in the Company’s operations for the six-month periods ended June 30, 2006 and 2005. The Company had a net loss of $147,943 for the six-month period ended June 30, 2006, as compared to net income of $973,120 in the same period in the prior year. The primary reasons for this difference were large increases in the Company’s cost of goods sold, selling, general and administrative expenses and research and development expenses, partially offset by an increase in its revenues.

Revenues and Cost of Goods Sold

Revenues	6/30/06	6/30/05
Sales	$9,116,110	$3,676,172
Government grant	52,244	24,155
Total revenues	9,168,354	3,700,327

Cost of Goods Sold
Cost of goods sold	2,194,754	1,067,853
Total cost of good sold	2,194,754	1,067,853

Gross Profit	$6,973,600	$2,632,474

Revenues significantly increased by the amount of $5,439,938, or approximately 148%, to $9,116,110 in the six-month period ended June 30, 2006, as compared to sales revenues of $3,676,172 in the same period of fiscal 2005. This was mainly attributable to sales associated with the introduction of numerous new products, increases in domestic distribution centers, enhancements in our relationship with a major national retailer, and increases in worldwide exports, and continued reduction in the relative impact of customer discount programs. It was also due to the implementation of a new sales program.

The Company recognized $52,244 from government grants for the six months ended June 30, 2006 compared to $24,155 in 2005. A government grant was issued to support the Company’s facility construction, research, development, and production of medicines. The grant is recognized as income over the period necessary to match with related cost and meet with the grant’s criteria. This increase in government grant income on June 30, 2006, was due to one project that received a larger grant which was recognized as income.

Cost of goods sold increased by $1,126,901, or approximately 106%, to $2,194,754 in the six-month period ended June 30, 2006, as compared to $1,067,853 in the six-month period ended June 30, 2005. This increase in cost of sales is directly tied to the growth of revenues.

Operating Expenses and Other Income (Expense)

	6/30/06	6/30/05
Operating Expenses
Selling, general and administrative expenses	$4,331,228	$1,408,427
Depreciation and amortization	105,013	59,828
Research and development	1,933,375	12,280
Total operating expenses	6,369,616	1,480,535

Other Income (Expense)
Interest income and other income	-	-
Interest expense	(17,332)	(124)
Total other income (expenses)	$(17,332)	$(124)

Selling, general and administrative expenses increased by $2,922,801, or approximately 208%, to $4,331,228 for the six months ended June 30, 2006, as compared to $1,408,427 for the six months ended June 30, 2005. This increase in total general, administrative and selling expenses, is mainly attributable to an increase in sales commissions, advertising, salaries and welfare to administrative and sales staff.

Depreciation and amortization expense in the six-month period ended June 30, 2006 was $105,013, as compared to $59,828 in the same period in fiscal 2005, an increase of $45,185, or approximately 76%.

Research and development expense increased by $1,921,095 to 1,933,375 in the first half of fiscal 2006, as compared to $12,280 in the same period in the prior year. The reason for this drastic increase was the Company’s determination to invest heavily in the development of new products.

Finance costs of $17,332 represented the interest incurred for the six months ended June 30, 2006 associated with bank loans outstanding during the period, which increased $17,208 for the six months ended June 30, 2006 compared to $124 in June 30, 2005. The increase was primarily due to the small amount of interest accrued for an initial loan acquired by the company from the commercial bank at the end of June 2005 as compared to interest incurred for the entire six month ended of June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets primarily consist of its operating subsidiaries, marketable properties for sales, cash and cash equivalents.

The Company had approximately $2,000,000 in cash and cash equivalents at June 30, 2006, compared to approximately $2,200,000 at June 30, 2005. The Company’s current ratio at June 30, 2006 was 1.96. The Company had approximately $2,800,000 million in cash and cash equivalents at December 31, 2005, compared to approximately $2,000,000 at December 31, 2004. Its current ratio at December 31, 2005 was 2.74. The decrease in cash since December 31, 2005, is primarily attributable to an increase in investment activities, including the purchase of fixed assets and intangible assets, and an increase in construction-in-progress cost of a new GMP facility.

Operating Activities. For the six months ended June 30, 2006, $566,989 was provided by operating activities, compared with $143,811 provided by operating activities for the six months ended June 30, 2005. The increase in net cash flows provided from operating activities was attributable primarily to the use of stock-based compensation of $487,954, increase in accounts payable of $356,864, and taxes payable of $477,815, partially offset by an increase in accounts receivable of $828,226.

Investing Activities. For the six months ended June 30, 2006, the Company used $1,487,508 in investing activities, compared with $467,726 used in investing activities for the six months ended June 30, 2005. This increase was due primarily to purchase of intangible assets of $1,090,231 and construction in progress of $332,802.

Financing Activities. For the six months ended June 30, 2006, $106,338 was used in financing activities, compared with $483,092 provided by financing activities for the six months ended June 30, 2005. This difference was primarily due to proceeds from short-term loans of $483,092 in the six months ended June 30, 2005, as compared to short-term loan repayments of $120,573 in the six months ended June 30, 2006.

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

As of December 31, 2004, the Intangible Assets consist of the following:

Intangible Assets	2004
Urinates the micro albumin examination reagent box	$120,772
Other secret formulas and processes procedures	24,155
Total Intangible Assets	$144,927

As of December 31, 2005, the Intangible Assets consist of the following:

Intangible Assets	2005
Urinates the micro albumin examination reagent box	$120,772
New Endothelin-1	433,861
Other secret formulas and processes procedures	24,155
Total Intangible Assets	$578,788

As of June 30, 2006, the Intangible Assets consist of the following:

Intangible Assets

June 30, 2006
Patents	$1,656,739
Accumulated amortization	(130,574)
Total Intangible Assets	$1,526,165

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

Current Liabilities	Dec 31, 2005	Dec 31, 2004

Accounts payables and accrued expenses	$580,941	$1,914,358
Customer deposits	142,523	69,520
Short-term loan - secured	495,840	-
Wages payable	122,643	81,016
Welfare payable	97,745	68,308
Taxes payable	145,621	47,766
Deferred revenue - government grant	55,782	101,334
Total Current Liabilities	$1,641,095	$2,282,302

Current Liabilities	June 30, 2006	June 30, 2005

Accounts payables and accrued expenses	$956,391	$1,230,851
Short-term loan - secured	375,267	483,092
Advanced customer deposits	-	112,644
Wages payable	256,514	146,545
Welfare payable	112,820	81,587
Taxes payable	568,436	219,169
Deferred revenue - government grant	55,782	-
Total Current Liabilities	$2,325,210	$2,273,888

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, the Company evaluates its estimates including the allowance for doubtful accounts, the salability and recoverability of the Company’s products, income taxes and contingencies. The Company bases its estimates on historical experience and on other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the Company’s basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the recoverable amount is less than the carrying amount, an impairment charge must be recognized, based on the fair value of the asset.

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes. This process involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent that the Company establishes a valuation allowance or increase this allowance in a period, it must include a tax provision or reduce its tax benefit in the statements of operations. The Company uses its judgment to determine its provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company believes, based on a number of factors including historical operating losses, which the Company will not realize the future benefits of a significant portion of its net deferred tax assets and the Company has accordingly provided a full valuation allowance against its deferred tax assets. However, various factors may cause those assumptions to change in the near term.

The Company cannot predict what future laws and regulations might be passed that could have a material effect on its results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions and estimates used to prepare its financial statements when the Company deems it necessary.

The Company has determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company’s most significant accounting policies are those related to intangible assets and research and development.

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

Research and development - Research and development expenses include the costs associated with the Company’s internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs discussed above are expensed as incurred.

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

For the three months ended June 30, 2006, the Company incurred $1,910,229 in research and development expenditures, compared with $12,280 for the same period in fiscal 2005.

RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, replacement of APB Opinion NO. 20 and FASB Statements NO 3. SFAS NO. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Accounting Principles Boards ("APB") Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of the provisions of SFAS No. 154 had no material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. Management believes adoption of this new statement will not have any significant effect on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

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

Item 5. Other Information

None.

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

CHINA SKY ONE MEDICAL, INC.

Dated: December 18, 2007	By:	/s/ Liu Yan-Qing
Liu Yan-Qing President and Chief Executive Officer

Dated: December 18, 2007	By:	/s/ Han Xiao-Yan
Han Xiao-Yan Chief Financial Officer