Form 10QSB/A
period 2006-09-30
CHINA SKY ONE MEDICAL, INC.
filed 2007-12-18
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Transitional Small Business Format: Yes ☐ No ☒

CHINA SKY ONE MEDICAL, INC.
Form 10-QSB for the quarter ended September 30, 2006

EXPLANATORY NOTE

As previously announced in a Current Report on Form 8-K (the “Form 8-K”) filed by China Sky One Medical, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on September 18, 2007 (as amended on September 26, 2007), on approximately May 12, 2007, the Company’s management concluded that the Company’s previously filed financial statements as of the fiscal year ended December 31, 2006, and the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006, should no longer be relied upon due to certain significant accounting errors. Since that time, the Company has:

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

This Amendment No. 1 to the Quarterly Report on Form 10-QSB (the “10-QSB/A”), which amends and restates certain items identified below with respect to the Form 10-QSB originally filed by the Company with the SEC on November 14, 2006 (the “Original Filing”), is being filed to reflect the restatement of the Company’s financial statements for the fiscal quarter ended September 30, 2006. Detailed information regarding the accounting errors that have been corrected is provided in Note 22 of the Notes to the Financial Statements included in this 10-QSB/A. Simultaneously herewith, the Company is filing an amended Form 10-QSB for the interim period ended June 30, 2006. The Company believes that these filings will complete the Company’s obligations to amend certain of its SEC filings, as set forth in the Form 8-K.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$5,742,310
Accounts receivable, net	2,142,080
Inventories	469,802
Subscription receivable	495,000
Total current assets	8,849,192

Property, plant and equipment
Fixed assets, net of accumulated depreciation	3,733,275
Land use rights	510,886
4,244,161

Intangible assets, net	1,625,129

$14,718,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,091,951
Wages payable	273,346
Welfare payable	127,495
Taxes Payable	620,572
Deferred revenue - government grants	73,009
Notes payble	705,255
Total current liabilities	2,891,628

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-
Common stock ($0.001 par value, 20,000,000 shares authorized,
10,929,370 issued and outstanding), 934,605 shares unregistered	11,864
Additional paid-in capital	6,561,602
Accumulated other comprehensive income	156,410
Retained earnings	5,096,978
Total stockholders' equity	11,826,854

$14,718,482

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues	$6,772,575	$2,268,897	$15,940,929	$6,036,590

Cost of Goods Sold	2,207,373	720,962	4,402,127	1,816,171

Gross Profit	4,565,202	1,547,935	11,538,802	4,220,419

Operating Expenses
Selling, general and administrative	1,883,826	918,356	6,949,649	2,326,783
Depreciation and amortization	30,381	20,754	135,394	80,582
Research and development	56,086	-	1,989,461	12,280
Total operating expenses	1,970,293	939,110	9,074,504	2,419,645

Other Income (Expense)
Interest income and other income	-	-	-	-
Interest expense	(10,952)	(9,097)	(28,284)	(9,221)
Total other income (expense)	(10,952)	(9,097)	(28,284)	(9,221)

Net Income Before Provision for Income Tax	2,583,957	599,728	2,436,014	1,791,553

Provision for Income Taxes
Current	313,503	98,398	782,169	281,394
Deferred	468,666	-	-	-
	782,169	98,398	782,169	281,394

Net Income	$1,801,788	$501,330	$1,653,845	$1,510,159

Basic Earnings Per Share	$0.16	$0.05	$0.15	$0.14

Basic Weighted Average Shares Outstanding	11,240,905	10,929,370	11,033,215	10,929,370

Diluted Earnings Per Share	$0.16	$0.05	$0.15	$0.14

Diluted Weighted Average Shares Outstanding	11,240,905	10,929,370	11,033,215	10,929,370

The Components of Other Comprehensive Income
Net Income	$1,801,788	$501,330	$1,653,845	$1,510,159
Foreign currency translation adjustment	(11,920)	-	43,468	-

Comprehensive Income	$1,789,868	$501,330	$1,697,313	$1,510,159

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities
Net Income	$1,653,845	$1,510,159
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	148,251	80,582
Share-based compensation expense	517,990	-
Deferred income tax benefit		-
Net change in assets and liabilities
Accounts receivables and other receivables	(979,948)	(157,900)
Inventories	(88,662)	270,501
Prepaid expenses and other	18,316	1,531
Accounts payable and accrued liabilities	368,487	(950,415)
Wages payable	150,703	87,501
Welfare payable	29,750	22,204
Taxes payable	474,951	169,820
Deferred revenue	17,227	(45,552)

Net cash (used in) provided by operating activities	2,310,910	988,431

Cash flows from investing activities
Purchases of fixed assets	(374,072)	(35,718)
Purchase of intangible assets	(1,219,576)	(428,159)

Net cash (used in) investing activities	(1,593,648)	(463,877)

Cash flows from financing activities
Sale of common stock for cash	1,658,871	-
Proceed from short-term loans	329,988	493,212
Payment on short-term loans	-	-

Net cash provided by financing activities	1,988,859	493,212

Effect of exchange rate	98,856	-

Net increase in cash	2,804,977	1,017,766

Cash and cash equivalents at beginning of year	2,937,333	1,919,567

Cash and cash equivalents at end of year	$5,742,310	$2,937,333

Supplemental disclosure of cash flow information

Interest paid	$28,284	$9,221
Taxes paid	$-	$-
Construction in progress transferred to fixed assets	$2,776,700	$-

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

Intangible assets - TDR purchased intangible assets that are beneficial to its product development processes and some secret Chinese medicine formulas with exclusive right to the formulas. Those identifiable intangible assets having indefinite useful economic lives supported by clearly identifiable cash flows are not subject to regular periodic amortization. Instead, the carrying amount of the intangible is to be tested for impairment annually.  Testing would be conducted again between annual tests if events or circumstances warrant such a test. An impairment loss is recognized if the carrying amount exceeds the fair value. Furthermore, amortization of the asset is to commence when evidence suggests that its useful economic life is no longer deemed indefinite.

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

5. Cash and Cash Equivalents

As of September 30, 2006, Cash and Cash Equivalents consist of the following:

September 30, 2006
Cash and Cash Equivalents
Cash on Hand	$5,397
Bank Deposits	5,736,913
Total Cash and Cash Equivalents	$5,742,310

6. Accounts Receivable

As of September 30, 2006, Accounts Receivable totaled $2,142,080, net of Provisions for Doubtful Accounts. Ninety percent (90%) of the Company’s receivable are less than 60 days in arrears.

China Sky One Medical, Inc.
Notes to the Consolidated Financial Statements
As of September 30, 2006
(Expressed in US Dollars)
(Unaudited)

September 30, 2006
Accounts Receivable
Trade receivables	$2,142,080
Allowance for doubtful accounts	-
Total Accounts Receivable	$2,142,080

7. Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of September 30, 2006, Inventories consist of the following:

September 30, 2006
Inventory
Raw Material	$113,826
Parts and Supplies	156,907
Work-in-Process	144,038
Finished Products	55,031
Total Inventory	$469,802

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
(Expressed in US Dollars)
(Unaudited)

9. Property and Equipment

All of TDR’s and its subsidiaries’ buildings and fixed assets are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 1995.  As of September 30, 2006, Property and Equipment consist of the following:

September 30, 2006
Property and Equipment
Buildings	$2,529,091
Automobiles	133,998
Furniture and Fixtures	9,216
Equipment and Machinery	1,361,008
Total Property and Equipment	4,033,313
Less: Accumulated Depreciation	(300,038)
Property and Equipment, Net	$3,733,275

For the three months period ended September 30, 2006, depreciation expenses totaled $25,492.

10. Intangible Assets

As of September 30, 2006, the Company’s Intangible Assets consist of the following:

September 30, 2006
Intangible Assets
Patents	$1,786,084
Less accumulated amortization	(160,955)
Total Intangible Assets	$1,625,129

11. Accounts Payable and Accrued Expense

As of September 30, 2006, Accounts Payable and Accrued Expense is $1,091,951.

September 30, 2006
Accounts Payable and Accrued Expense
Accounts Payable	$649,792
Accrued Expense	442,159
Total Accounts Payable and Accrued Expense	$1,091,951

12. Short-Term Loan

Bank Loan

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

China Sky One Medical, Inc.
Notes to the Consolidated Financial Statements
As of September 30, 2006
(Expressed in US Dollars)
(Unaudited)

13. Taxes Payable

As of September 30, 2006, Taxes Payable consists of the following:

September 30, 2006
Taxes Payable
Value Added Tax	$263,973
Enterprise Income Tax	317,524
City Tax	17,810
Education Surtax	10,560
Flood Preventing & Public Security Ensure Fee	1,912
Payroll Tax	8,793
Total Taxes Payable	$620,572

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

A reconciliation of the federal statutory income tax to the Company's effective income tax rate for the nine month period ended September 30, 2006 is as follows:

September 30, 2006

Income before tax provision	$2,436,014
Expenses were not deductible for taxation purposes	2,778,446
Tax charges for the three months period ended September 30, 2006	$782,169

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

In connection with the private placement, the Company also granted the placement agent, American Eastern Securities, Inc. (“American Eastern”), a warrant to purchase up to $300,000 in Units sold in the private offerings, entitling American Eastern to purchase a total of 100,000 shares at a price of $3.00 per share, and warrants to purchase an additional 50,000 shares at a price of $3.50 per share on or before October 10, 2008.  As of September 30, 2006, 162.54 Units had been completed.  Therefore, American Eastern was entitled to 81,270 shares of common stock at a price of $3.00 per share and warrants to purchase 40,635 additional shares of common stock at a price of $3.50.  The Company recognized $805,706 in compensation expense for the fair value of these terms pursuant to FAS123r.

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

The correction of errors included in these financials are:
	Effect on September 30, 2006 Earnings	Effect on prior years earnings	Cumulative effect on Retained Earnings
Capitalization of research and development costs which should have been charged to operations when incurred	$(1,879,885)	$(12,280)	$(1,892,165)
Amortization of patent rights and covenants not to compete	(91,142)	(69,813)	(160,955)
Correction of valuation of shares issued for consulting	(446,879)	—	(446,879)
	$(2,417,906)	$(82,093)	$(2,499,999)

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The discussion that follows is based on the Company’s consolidated results of operations for the periods ended September 30, 2006 and September 30, 2005.

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

At present, the Company’s ongoing research is divided into four areas: (1) the development of an enzyme-linked immune technique to prepare extraneous diagnostic kits; (2) the development of an enzyme linked gold colloid technique to prepare an extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; (4) the development of a biology protein chip for various tumor diagnostic applications. In 2006, the Company became engaged in research and development related to tissue and stem cell banks, as described under “Item 6. Other Information.”

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

The following summarizes changes in the Company’s operations for the three-month periods ended September 30, 2006 and 2005. The Company had net income of $1,801,788 for the three-month period ended September 30, 2006, as compared to net income of $501,330 in the same period in the prior year. The primary reason for this difference was a large increase in the Company’s revenues, partially offset by increases in cost of goods sold, selling, general and administrative expenses and income taxes.

Revenues and Cost of Goods Sold

	For the Three Months Ended
	9/30/06	9/30/05
Revenues
Sales	$6,772,575	$2,268,897
Government grant	-	-
Total revenues	6,772,575	2,268,897

Cost of Goods Sold
Cost of goods sold	2,207,373	720,962
Total cost of good sold	2,207,373	720,962

Gross Profit	$4,565,202	$1,547,935

Revenues significantly increased by the amount of $4,503,678, or approximately 198%, to $6,772,575 in the third quarter of 2006, as compared to sales revenues of $2,268,897 in the same period of fiscal 2005. This was primarily attributable to sales associated with the introduction of numerous new products, and increase in domestic distribution centers, enhancements in relationships with customers, products reorganization, and an increase in worldwide exports. It is also due to the implementation of new sales programs.

Cost of goods sold increased by $1,486,411, or approximately 206%, to $2,207,373 in the three month period ended September 30, 2006, as compared to $720,962 in the three month period ended September 30, 2005. This increase in cost of sales is directly tied to the growth of revenues.

Operating Expenses and Other Income (Expense)

	For the Three Months Ended
	9/30/06	9/30/05
Operating Expenses
Selling, general and administrative expenses	$1,883,826	$918,356
Depreciation and amortization	30,381	20,754
Research and development	56,086	-
Total operating expenses	1,970,293	939,110

Other Income (Expenses)
Interest income	-	-
Interest expense	(10,952)	(9,097)
Total other income (expenses)	$(10,952)	$(9,097)

Selling, general and administrative expenses increased by $965,470, or approximately 105%, to $1,883,826 for the three months ended September 30, 2006, as compared to $918,356 for the three months ended September 30, 2005. The increase in these expenses is mainly attributable to an increase in sales commission, salaries and welfare to administrative and sales staff tied to increased revenues.

Depreciation and amortization expense in the three-month period ended September 30, 2006 was $30,381, as compared to $20,754 in the third quarter of fiscal 2005, an increase of $9,627, or approximately 46%.

Research and development expense was $56,086 in the third fiscal quarter of 2006. We did not spend any money on research and development in the same period in the prior year. This reflects the Company’s determination to invest heavily in the development of new products to continue its growth.

Finance costs increased to $10,952 in the three-month period ended September 30, 2006, as compared to $9,097 in the third quarter in 2005. This increase is deemed to be insignificant.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

The following summarizes changes in the Company’s operations for the nine-month periods ended September 30, 2006 and 2005. The Company had net income of $1,653,845 for the nine-month period ended September 30, 2006, as compared to net income of $1,510,159 in the same period in the prior year. The primary reason for this difference was a large increase in the Company’s revenues, partially offset by increases in cost of goods sold, selling, general and administrative expenses, research and development expenses and income taxes.

Revenues and Cost of Goods Sold

	For the Nine Months Ended
	9/30/06	9/30/05
Revenues
Sales	$15,888,685	$6,012,435
Government grant	52,244	24,155
Total revenues	15,940,929	6,036,590

Cost of Goods Sold
Cost of goods sold	4,402,127	1,816,171
Total cost of good sold	4,402,127	1,816,171

Gross Profit	$11,538,802	$4,220,419

Revenues significantly increased by the amount of $9,876,250, or approximately 164%, to $15,888,685 in the nine-month period ended September 30, 2006, as compared to sales revenues of $6,012,435 in the same period of fiscal 2005. This was mainly attributable to sales associated with the introduction of numerous new products, increases in domestic distribution centers, enhancements in our relationship with a major national retailer, and increases in worldwide exports, and continued reduction in the relative impact of customer discount programs. It was also due to the implementation of a new sales program.

The Company recognized $52,244 from government grants for the nine months ended September 30, 2006 compared to $24,155 in 2005. A government grant was issued to support the Company’s facility construction, research, development, and production of medicines. The grant is recognized as income over the period necessary to match with related cost and meet with the grant’s criteria. This increase in government grant income as of September 30, 2006, was due to one project that received a larger grant which was recognized as income.

Cost of goods sold increased by $2,585,956, or approximately 142%, to $4,402,127 in the nine-month period ended September 30, 2006, as compared to $1,816,171 in the nine-month period ended September 30, 2005. This increase in cost of sales is directly tied to the growth of revenues.

Operating Expenses and Other Income (Expense)

	For the Nine Months Ended
	9/30/06	9/30/05
Operating Expenses
Selling, general and administrative expenses	$6,949,649	$2,326,783
Depreciation and amortization	135,394	80,582
Research and development	1,989,461	12,280
Total operating expenses	9,074,504	2,419,645

Other Income (Expense)
Interest income and other income	-	-
Interest expense	(28,284)	(9,221)
Total other income (expenses)	$(28,284)	$(9,221)

Selling, general and administrative expenses increased by $4,622,866, or approximately 199%, to $6,949,649 for the nine months ended September 30, 2006, as compared to $2,326,783 for the nine months ended June 30, 2005. This increase in total general, administrative and selling expenses, is mainly attributable to an increase in sales commissions, advertising, salaries and welfare to administrative and sales staff.

Depreciation and amortization expense in the nine-month period ended September 30, 2006 was $135,394, as compared to $80,582 for the same period of fiscal 2005, an increase of $54,812, or approximately 68%.

Research and development expense increased by $1,977,181 to 1,989,461 in the first three quarters of fiscal 2006, as compared to $12,280 in the same period in the prior year. The reason for this drastic increase was the Company’s determination to invest heavily in the development of new products.

Finance costs of $28,284 represented the interest incurred for the nine months ended September 30, 2006 associated with bank loans outstanding during the period, which increased $19,063 for the nine months ended September 30, 2006 compared to $9,221 at September 30, 2005.

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

Accounts receivables increased by $883,967 or 70% to $2,142,080 as of September 30, 2006, compared to $1,258,113 as of September 30, 2005. This increase is primarily due to an increase in sales of $9,904,339. Ninety percent of the Company’s receivables are aged less than 60 days.

Inventories increased by $88,662 to $469,802 as of September 30, 2006, from $381,140 as of September 30, 2005. The Company has a small inventory on hand primarily due to the enhanced productivity of newly purchased equipment and machinery, and the popularity of Company products in the market.

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

Intangible assets increased by $1,039,763 or 178% to $1,625,129 as of September 30, 2006 from $585,366 as of September 30, 2005. This is due to the purchase of several cancer diagnostic kits and registration of GMP Certificate.

	September 30, 2006	September 30, 2005
Current Liabilities
Accounts payables and accrued expenses	$1,091,951	$1,033,463
Short-term loan - secured	705,255	493,212
Payable - related parties	-	6,000
Advanced customer deposits	-	-
Wages payable	273,346	168,517
Welfare payable	127,495	90,512
Taxes payable	620,572	217,586
Deferred revenue - government grant	73,009	55,782
Total Current Liabilities	$2,891,628	$2,009,290

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

USES OF CAPITAL

Operating Activities. For the nine months ended September 30, 2006, $2,310,910 was provided by operating activities, compared with $988,431 provided by operating activities for the nine months ended September 30, 2005. The increase in net cash flows provided from operating activities was attributable primarily to the use of share-based compensation of $517,990, increase in accounts payable of $368,487 and increase in taxes payable of $474,951.

Investing Activities. For the nine months ended September 30, 2006, the Company used $1,593,648 in investing activities, compared with $463,877 used in investing activities for the nine months ended September 30, 2005. This increase was due primarily to the purchase of intangible assets of $1,219,576 and fixed assets of $374,072.

Financing Activities. For the nine months ended September 30, 2006, $1,988,859 was provided by financing activities, compared with $493,212 provided by financing activities for the nine months ended September 30, 2005. This difference was primarily due to the Company’s sale of common stock of $1,658,871.

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

For the three months ended September 30, 2006, the Company incurred $56,086 in research and development expenditures. It did not incur any research and development expenditures for the same period in fiscal 2005.

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

None.

Item 5. Other Information

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

Blood from umbilical cords - a byproduct of normal childbirth - is a good source of potentially life-saving stem cells, called Hematopoietic progenitor cells (HPCs), the type of stem cells also found in bone marrow and mobilized peripheral blood that give rise to various kinds of blood cells. Transplants of these stem cells have been effective in treating diseases of the blood and immune system, such as anemia and leukemia. Consequently, in many parts of the world, cord blood, once seen as a waste to be discarded after a birth, is now viewed as a valuable resource.

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

A large part of the Company’s efforts and resources will be focused on this business over the next few years. While the Company does not expect that this will have a negative impact on its current core business - the manufacture and sale of nutritional medicinal products - the establishment of this business will require substantial managerial, technical and financial resources.

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