Form 10KSB
period 2007-12-31
CHINA SKY ONE MEDICAL, INC.
filed 2008-03-31
CIK 798985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

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

Securities Registered Pursuant to Section 12(b) of the Act:

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No  ☐

Check whether there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or, the average bid and asked price of such common equity, as of a specified date within the past 60 days:

The market value of a Common Stock held by non affiliates as of March 20, 2008 was $105,464,544.

At March 20, 2008, 14,852,214 shares of the registrant’s Common Stock, $0.001 were outstanding.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

This Annual Report on Form 10-KSB (the “Annual Report”) of China Sky One Medical, Inc., a Nevada corporation, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our development, regulatory approval and sale of new products, the acceptance of these products, our ability to expand sales in China and throughout the world, our general business disclosure and the Management Discussion and Analysis, our ability to raise capital if and as needed, currency exchange rates, business strategy and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks discussed under the heading “Risk Factors”. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

All revenue amounts are stated in U.S. dollars as converted from PRC Yuan (“RMB”) at recent exchange rates of 7.006 RMB for each dollar, rounded to the nearest dollar.

PART I

Item 1. Description of Business.

All of our business is conducted through our wholly-owned subsidiary, American California Pharmaceutical Group, Inc., a California corporation (“ACPG”), which, in turn, wholly owns Harbin Tian Di Ren Medical Science and Technology Company (“TDR”) a company organized in the People’s Republic of China (the “PRC” or “China”), and TDR’s subsidiaries, described below. All references in this Annual Report to “China Sky One” refers to the parent company, China Sky One Medical, Inc., a Nevada corporation formerly known as Comet Technologies, Inc. All references in this Annual Report, unless the context otherwise indicates, to “the “Company,” “we,” “us,” “our,” and the like, shall mean China Sky One, combined with ACPG, and its operating and research subsidiary, TDR, and TDR’s operating subsidiaries on a consolidated basis.

We are engaged, through our China based indirect subsidiaries described below, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb based pharmaceutical and medicinal products.   Our principal products are external use Traditional Chinese Herbal Remedies/ Medicines commonly referred to in the industry as “TCM.” We have evolved into an integrated manufacturer, marketer and distributor of external use Chinese medicine products sold primarily in China and through PRC domestic pharmaceutical chains and have been expanding our worldwide sales effort as well.  We sell both our own manufactured products, as well as medicinal and pharmaceutical products manufactured by others in the PRC.

Corporate History

ACPG, our non operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.” It changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the Stock Exchange Agreement with China Sky One (then known as “Comet Technologies, Inc.”) and TDR, described herein. On December 8, 2005, ACPG completed a stock exchange transaction with TDR and TDR’s subsidiaries (the “TDR Acquisition”), each of which were fully operating companies. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

On May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of China Sky One. The terms of the Exchange Agreement were consummated and the transaction was closed on May 30, 2006. As a result of the transaction, the Company issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG. As a result of this transaction, ACPG is now a wholly-owned subsidiary of the Company and the Company, which previously had no material business operations, is a holding company for the business of ACPG and its PRC based operating subsidiaries.

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited as the surviving subsidiary of TDR.

We have also recently organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below.

On February 22, 2008, TDR entered into an Equity Transfer Agreement with Heilongjiang Tianlong Pharmaceutical, Inc., a corporation organized under the laws of the PRC (“Heilongjiang”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Heilongjiang in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Heilongjiang from Heilongjiang’s sole stockholder in consideration for an aggregate of approximately (i) $8,000,000 in cash, and (ii) shares of common stock of the parent company, China Sky One with a dollar value of $300,000. The acquisition, which is subject to the our due diligence review of Heilongjiang, as well as approval by the appropriate regulatory authorities in the PRC, is expected to close on or before March 31, 2008. While we have not completed this acquisition, we have begun oversight of its operations pending completion.

Principal Products and Markets

We are engaged, through TDR and its respective subsidiaries in the PRC, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb based pharmaceutical and medicinal products.   We have evolved into an integrated manufacturer, marketer and distributor of external use Chinese medicine products sold primarily to and through China domestic pharmaceutical chains.  The Company sells both its own manufactured products, and medicinal and pharmaceutical products manufactured by others in the PRC.

Our manufacturing and sales facilities are in the City of Harbin, Heilongjiang Province and we have sales offices in Beijing.

Our principal products are external use Traditional Chinese Herbal Remedies/ Medicines (“TCM”). Using various formulas, we produce a number of TCM products with several forms of delivery including creams and ointments, powders, sprays, various medicated skin patch products, and herbs believed to have complimentary effects. We intend to concentrate many of our efforts during the next several years on development, production and sales of TCM products and biological test kits and in particular, tissue and our stem cell research as described more fully below.

Our principal operations are in China, where TDR and its subsidiaries have sales distribution covering most of China and the Hong Kong Special Administration Region.   Our overall revenues in 2007 was $49,318,308, most of which was from sales in China, of which, export sales for our main countries of export (in order of revenues during the year ended 2007) were as follows:

Export Country	2007 Revenues
Malaysia	93,016,227 RMB
United Kingdom	540,364 RMB
Hong Kong	319,064 RMB,
United Arab Emirates	46,215 RMB
United States	45,884 RMB
Russia	20,160 RMB
Sweden	4,458 RMB
Ireland	3,346 RMB

TDR has also established several long-term relationships with well-known universities and enterprises in the PRC, as described below under “Current Research and Development.”  Through these relationships, we hope to develop a number of additional products that we will be able to manufacture and market both in the PRC and in other countries.

Below is a chart depicting the corporate organization of the Company and all related subsidiaries.

SFDA Licenses

The State Food and Drug Administration of the government of Heilongjiang, China (“SFDA”) issues the licenses and petitions for permission to manufacture and market pharmaceutical products in the PRC.  Our licenses relate primarily to medical machine producing licenses which are needed mainly for topical products, ointments and external test kits. TCM products also require a permit for sales, which permits are generally granted on a non-exclusive basis for four to five years depending on the TCM. TDR has been granted 11 product licenses and permits, inclusive of our recently approved Cardiac Arrest Early Examination and kidney disease testing kits, which have allowed TDR to commercialize a total of 38 products.  TDR is undertaking efforts to develop a series of 8 new products, and is planning to register these products with the SFDA over the next 5 years.   TDR has also registered 7 patents with the State Intellectual Property Rights Bureau of the PRC, which includes packing design patents as well as product ingredients patents.  TDR plans to continue registering patents resulting from its ongoing product research and development.

Our TDR Owns the Following Subsidiaries in China

Harbin Bio-Engineering; Enzyme Immunity and Colloid Gold Production

Harbin First Bio-Engineering Company Limited (often referred to herein as “Harbin Bio-Engineering”), was formed in Heilongjiang Province, in the PRC by TDR as its wholly owned subsidiary, on September 26, 2003 with an authorized capital of $241,546 (RMB 2 million).  Harbin Bio-Engineering focuses on research and development of the use of natural medicinal plants and biological technology products, such as Endothelin-1. Harbin Bio-Engineering is one of the first companies in Heilongjiang Province conducting research and development of high technology biological products.  Harbin Bio-Engineering has two production lines:  an enzyme immunity reagent kit production line, and a colloid gold production line. Harbin Bio-Engineering officially put its facility into production on July 21, 2006.

Kangxi Medical; Topical Applications

Kangxi Medical Care Product Factory (referred to herein as “Kangxi Medical”) was formed on July 20, 2001, in the City of Harbin, Heilongjiang Province, in the PRC, with an authorized capital of $60,386 (RMB 500,000).  Kangxi Medical manufactures and sells branded external use Chinese medicine and other natural products under the registered trademark “Kangxi.”  Our Kangxi Medical division has four production lines: spray, ointment and cream, powder, and patch.   In July 2006 Kangxi Medical was merged into Harbin Bio-Engineering with Harbin Bio-Engineering as the surviving subsidiary of TDR.

Harbin Tian Qing Biotech Application Company; Research and Development

We have also recently organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below. (See “Research and Development” below.)

Heilongjiang Pharmaceuticals; External Use Pharmaceuticals

On February 22, 2008, our TDR subsidiary entered into an Equity Transfer Agreement with Heilongjiang Tianlong Pharmaceutical, Inc., a corporation organized under the laws of the PRC (referred to herein as “Heilongjiang Pharmaceuticals”), which is in the business of manufacturing external-use pharmaceuticals. TDR previously, in 2006, acquired the Beijing office of this company. Additional information about the terms of this acquisition and the business of Heilongjiang Pharmaceuticals is contained in “Recent Developments” below. No assurance can be made that we will complete this acquisition.

Product Line

We manufacture over thirty-eight (38) branded products, which management believes enables us to maintain better control over product quality and availability while also reducing production costs.   We also sell a total of eight (8) products manufactured by other firms (See “Other Products,” below).  Our manufacturing operations are conducted in our indirect subsidiaries’ facilities located in Harbin City, China.  Additionally, we maintain a working relationship with a number of outside manufacturers, including softgel manufacturers and packagers, and utilize these outside sources from time to time.

We sell our products under three basic categories:  cosmetics  (4 items); medical devices (4 items); and external use medicinal or pharmaceutical external use products (over 22 items).  We sell these products in four main different forms, including, without limitation, sprays, ointments and creams, powders, and patches.  A description of our main product lines follows.

Sumei Slim Patch

The Sumei Slim Patch is marketed and sold in the PRC as a more natural way to lose weight.  The Sumei Slim Patch uses Saponin, believed to regulate and restrain the excessive secretion of certain hormones, while promoting others. The Sumei Slim Patch is also believed to foster weight loss and prevent weight gain.

Pain Killer Patch

A pain killer patch applied to the neck, shoulder and waist, this product is a treatment to fend off fever, promote well-being and to relieve diarrhea.  The patch is used for a number of ailments, including fever, headache, dysentery of a heat type, diarrhea and stiffness and pain in the neck caused by hypertension.

Anti-Hypertension Patch

The anti-hypertension patch is based on five thousand years of Chinese herbal vein therapy that has been adapted to a modern trans-dermal therapeutic system (TTS).  The product utilizes a Body-Yong-Guan point technique, which is believed to maximize the effectiveness of the medicinal ingredients.  The product is believed to stimulate blood capillaries and is believed to be effective in improving circulation and in reducing blood pressure.

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

Yin Ke Psoriasis Spray

Psoriasis is a skin disease that is difficult to treat.  Our research scientists have focused their efforts in finding treatments for this disease.  Yin Ke Psoriasis Spray is a spray that contains Chinese herbal ingredients that are believed to be effective in killing pathogenic ringworms inside or under the skin, causing scale-like skin to fall off, and allowing healthy skin to grow.

Wart Removing Spray

This product has been developed to eliminate the viruses in a tumors or warts.  The product is effective in removing warts, through a strong permeation and sterilization process.  The product is a highly concentrated washing liquid that is applied topically to the affected area.

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

Testing Kits Approved and Brought to Market in 2007

Cardiac Arrest Early Examination Kit

This product is used for early stage diagnosis of myocardial infarction (heart attacks). We completed SFDA clinical testing of the Cardiac Arrest Early Examination Kit and began sales of this product in 2007. This kit is patented in PRC.

Kidney Disease Testing Kit

The Urinate Micro Albumin Examination Testing Kit is used in connection with early stage diagnosis for primary kidney disease, hypertension and diabetes. We completed SFDA clinical testing for the Urinate Micro Albumin Examination Testing Kit and commenced sales of this product in 2007. This kit is patented in PRC.

Other Products

TDR offers a number of additional products made from Chinese herbs and plants, including a leukoderma ointment, rheumatism spray, Coryza powder, Hircus removing spray, gonorrheal cleaning spray, a snoring retardant, deodorants, diet tea, cough arresting patch, pharyngitis spray, and others.

Historically we have sold only products that we manufactured. However, during the 2007 fiscal year, we began an initiative to sell medicinal products manufactured by other companies under exclusive sales and marketing arrangements.   Set forth in the table below is information concerning these products and the intended treatment applications.

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

Total sales in 2007 from products manufactured by other companies under exclusive sales arrangements totaled approximately $12,998,000 or approximately 26% of total sales in the year ended December 31, 2007, as compared to $6,383,000, for the year ended December 31, 2006.   We market and sell these products through our existing distribution channels to our customers throughout the world and primarily in China.   We intend to expand our product line under sales and manufacturing contracts with third-party manufacturers with a goal of increasing sales revenue from current and new pharmaceutical and medicinal products manufactured by other companies.

Revenues by General Product Lines

Management believes that the most accurate benchmark of revenue breakdown is based on the method of application as different applications have different sales channels. Below is a breakdown of revenues for 2007 based on application and application usage.

Revenues based on Application Category

Our revenues during 2007 were $49,318,308. The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the fiscal year ended December 31, 2007:

	Revenue in 2007
Product Category	Approx. Amount (U.S.$)	Approx. % of Revenue
Sprays	$8,742,088	18%
Patches	1,402,736	3%
Ointments	3,209,732	7%
Liquids, Creams and Powders	1,704,979	3%
Miscellaneous Health and Beauty and Products Manufactured by others (43 items)	34,198,773	69%

Total Gross Sales From Above Categories	$49,258,308	100%

Research and Development

We currently conduct all of our research and development (“R&D”) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC.   We have our own research, development and laboratory facilities located at TRD’s principal headquarters in the city of Harbin, Heilongjiang Province.   We have also recently organized Harbin Tian Qing Biotech Application Company (“Harbin Biotech”) as a wholly-owned PRC subsidiary of TDR, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below.   In all, our internal R&D team currently consists of approximately 35 people, of which 25 are full time researchers and 10 are part time technical experts. Many of our team members are professors affiliated with universities in the PRC.

Additionally, we have established several long-term partnerships with well-known universities and enterprises in the PRC.  We have built a gene medicine laboratory through a collaborative effort with Harbin Medical University; established a cell laboratory with North East Agricultural University; and founded a monoclonal antibody laboratory with Jilin University.   Under our partnership arrangements with other universities and research institutions, we will generally hold the intellectual property rights to any developed technology.   As a result of one of these collaborations with Harbin Medical University, a product known as “Endothelin-1” is currently under development as a cancer suppressing product. Additional information relating to this product and other products being developed is set forth under “Products Under Development” below and under the general product descriptions throughout this Annual Report.

During the year ended December 31, 2007 we invested $3,158,351 in our own internal R&D with approximately $2,707,679 (18,970,000 RMB) (unaudited) invested by our R&D partners. Our R&D investment in 2006 was $2,026,788. Additional information about our R&D investments is included in the financial statements to this Annual Report (and notes thereto) and our “Management Discussion and Analysis on Financial Condition and Results of Operations” section below.

Products Under Development

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

Biological Products - Examination and Diagnosis Kits

We currently have various biological products under development at various stages of clinical testing and development.  The development of some of these products are expected to be completed as early as 2008 or beyond for other products.   A summary of each of these products is set forth in the table below.

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

New Products

We are currently conducting toxicology experiments, quality standard measurement and other experimentation for our products under development.  It is estimated that the experimental time takes about another seven to eight months for each product. We also hope to commence with clinical testing of 8 testing kit products in 2008 for: Uterine cancer, cervical cancer, ovulatory cancer, liver cancer, breast cancer and neisseria gonorrhea. We cannot predict whether, and when, these efforts will be successful, or the likelihood and/or timing of receiving SFDA approval of each product.

Research and Development for Endothelin-1

One of our various products under development is Endothelin-1. As of the date of this Annual Report, we have completed oxicology and teratogenicity testing, and have established quality standards, and further developments are underway to improve the product quality of Endothelin-1.   In collaboration with Harbin Medical University, we have completed a laboratory experimental study pertaining to Endothelin-1, which is required prior to clinical trials, and is currently applying for approval to enter clinical experiments. At such time as development and clinical testing is successfully completed, we will commence efforts to market Endothelin-1 in the PRC and where legal, as a new anti-cancer medicine.  There can be no assurance, of course, that these development efforts, or that any subsequent efforts to obtain SFDA approval (or other foreign drug regulatory authority approval where we may wish to market this drug) of the product, will be successful. We hope to develop Endothelin-1 as a cancer treatment drug that works by “starving” cancer cells by restricting the generation of blood vessels around cancer lesions, thereby inhibiting, to a degree, the source of nutrients upon which the cancer cells survive. Endothelin-1 has been recognized by the PRC medical industry as a “Top Category in New Medicine.” In order to qualify as the “Top Category in New Medicine,” a company must have intellectual property rights, high technology involvement, strong innovation, and the medicine must be the first of its kind to be introduced to the PRC.   TDR has ownership of the intellectual property rights pertaining to this technology, and has obtained an invention patent in China for Endothelin-1.   We expect that research and development and testing will be completed for manufacturing in 2009. To date we have expensed over approximately $2,278,047 (15,690,000 RMB) (unaudited) on research and development for Endothelin-1.

Research and Development for Cord Blood Stem Cell Bank

In 2006, we began implementing a plan to establish a cord blood stem cell bank in the PRC, for the treatment of various diseases such as leukemia, lymphoma and rebirth anemia. We are now in the process of perfecting our cultivation methods and freezing/storage of stem cells. It is expected that these efforts will continue over the next two years or more in particular in the research and development of technology, applications and methodology for the establishment of a cord blood stem cell bank.  We have recently organized Harbin Tian Qing Biotech Application Company (referred to herein as “Harbin Biotech”) as a wholly-owned subsidiary, to conduct research and development in the areas of tissue and stem cell banks.   This project will involve substantial expense and involve numerous risks.   We entered into a development agreement with the Heilongjiang Provincial Red Cross out-patient department for purposes of defraying the costs of developing and marketing this product and are seeking additional R&D partners with laboratories having substantial experience in this area for this purpose as well.

Exclusive Regional License for Stem Cell Research

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

In August, 2006, we applied with the Ministry of Health of the PRC to become engaged in the research and development of stem cell and tissue banks and related biotechnology areas.   Following an extensive review by the applicable local office of the Health Department of Heilongjiang Province, our application was approved on October 16, 2006, granting us, through our subsidiary, the exclusive right and license to become engaged in tissue and stem cell bank activities in the Heilongjiang Province of the PRC, through December 2010 and currently intend to renew this license from time to time as necessary.  The Company organized Harbin Biotech to conduct these business operations, as required by Heilongjiang Province.  Cord blood stem cells have been shown to be effective in treating a number of diseases, including but not limited to:   (a) various forms of blood diseases, including Mediterranean anemia, Dresbach’s anemia, hypoplastic anemia, inborn cell deficiency, Evan’s syndrome, Fanconi’s anemia, Kostmann’s syndrome, and Blackfan-Diamond’s anemia; (b) various malignant diseases, including encephaloma, lymphoma, acute and chronic leukemia, Ewing myoma, Neuoblastoma, germ cell tumor, and multiple myeloma; (c) metabolism defects, including congenital dyskeratosis, Gunter’s disease, and Lesch-Nyhan’s disease; (d) immunodeficiency disease, including chronic granuloma disease and Wiskott-Aldrich syndrome; and (e) various auto-immune diseases.

Our Stem Cell Research

There are numerous advantages of cord blood stem cell banks over traditional marrow transplants, including:  a high success rate; low rejection rate; rich source of cord blood; absence of suffering of recipient; simple inspection and quick application; and low matching requirements.   While we are not aware of a method to calculate the size of the stem cell market, management believes that the market for this business in PRC and elsewhere is potentially very large.  The entry into this business will require strict examination and approval by PRC and local governmental agencies and will require close collaboration with medical institutions and academies.

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

Over the past decade, several public and private cord blood banks have been established in other parts of the world to provide for the collection and preservation of these cells.   The PRC is now making these activities available to a limited number of private enterprises in different parts of the PRC, including the Heilongjiang Province where the Company conducts its principal operations.   As indicated, our Harbin Biotech subsidiary will have the exclusive right and license to establish a research and development business in this area in northeast China through 2010.

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

Through Harbin Biotech, we are in the process of implementing a plan to establish a cord stem cell and tissue bank at our newly established facility outside Harbin, Heilongjiang Province, PRC, which is expected to be completed in 2008 or 2009.  Management estimates that the total expected project costs to complete the project will be US $30 million.

This project is a substantial commitment by the Company, and consequently involves a number of significant risks, including, without limitation:

•
our need to raise substantial additional capital to fund our stem cell R&D project over the next two or more years, through borrowings, the sale of equity or from income from operations, which, if not obtained on a timely basis, the could severely compromise this project and our rights,

•
our continued compliance with laws and requirements of the PRC and reliance on a license from the PRC government to engage in these research and business operations in northeast China on an exclusive basis,

•	the developing nature of stem cell banking and research, and numerous technical and development challenges, including issues pertaining to the long-term viability of cryogenically frozen cord blood, and

•	our reliance on the efforts of management, in particular Liu Yan-Qing, our President to continue to manage our stem sell research.

There can be no assurance we will be successful in obtaining capital when needed, or on favorable terms or that the PRC government will not restrict or cancel our rights, or allow other competitors to become engaged in this business in northeast China, which would make it more difficult for us to compete.

While we do not expect that our research and development in this area will have a negative impact on our current core business - the manufacture, marketing and sale of nutritional and medicinal products - the development of this business will require substantial managerial, technical and financial resources.

During the 2007 fiscal year, the Company had capital expenditures of over $10,671,398 (74,763,814RMB) on equipment and construction; $3,427,979 (24,016,420 RMB) on R&D and $256,922 (1,800,000RMB) on initiating and continuing the stem cell bank program as well as additional costs in previous periods on equipment, construction and R&D as described in this Annual Report.

Sales Approach

We have established a domestic marketing network for our products covering most of the PRC mainland, and have employed sales agents in these areas.  Our target customers are chain drug stores and hospitals in all cities.  We use distributors to sell products in those countries and remote regions where we do not have sales agents.  We have established a marketing network through independent agents to develop an international market.  At present, while our primary initial growth focus remains mainland PRC, we have also established over 20 international agents to sell our products, and are expanding our overseas sales efforts.

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

Customers and Distribution

Currently, our products are sold primarily in the PRC and, to a lesser extent, in Hong Kong and in eleven other countries as listed above.  Approximately 75% of our revenues in 2007 were from the sale of products in China and Hong Kong with Malaysia marking our largest country of export.

Over the past several years, we have continuously expanded our distribution channels for our products.   As a result, we have established representative sales offices in 22 provinces and 125 municipalities, and deployed sales managers and representatives in each of these markets.

Our products are sold directly to retail stores, including pharmacies and drug store chains, and through independent distributors.   We currently have 943 customers, not including branches of retail and drug supply chains. Only two customers accounted for more than 5% of our total revenues in 2007.

As a means of accelerating our distribution into other countries, we expect that we will enter into strategic marketing arrangements with firms that have distribution channels, brand name recognition or other unique marketing strengths.  Under a typical arrangement we expect to grant limited exclusivity to a sales agent or distributor to certain products in a specified territory(ies), subject to the agent meeting specified minimum monthly or annual sales numbers.  Consistent with this approach, in March, 2007, we entered into an exclusive strategic agreement with Takasima Industries (“Takasima”), under the terms of which Takasima has been engaged as the exclusive sales agent of our patch products in Malaysia.  Takasima will offer our Slim Patch products in Malaysia, under Takasima’s name brand.  (See "Item 6.  Management’s Discussion and Analysis").

We also export a number of its products to various countries, including Malaysia, United Arab Emirates, United Kingdom, Hong Kong, the United States, and others, and utilize agents and independent distributors for these marketing and sales efforts.

We will continue efforts to expand our markets into other provinces and larger cities in the PRC, and to other markets worldwide.

Competition

Competition in the TCM, pharmaceutical, and over-the-counter nutraceutical business is intense in China and throughout the world.  We compete with various firms, many of which produce and market products similar to our products, and many of which have greater resources than us in terms of manufacturing and marketing capabilities, management expertise and breadth, and financial wherewithal.  Some of these competitors are far larger, have more resources then us and have stronger sales and distribution networks.

Our direct competitors are other domestic firms engaged in developing, manufacturing and marketing TCM and nutraceutical products. There are many of these companies in the PRC, in Heilongjiang Province and even in the city of Harbin.

We expect that the competition for medicinal products in the PRC and other world markets will become more intense over the next few years both from existing competitors and new market entrants.  We will also face competition from foreign companies who may have established products, a strong proprietary pipeline and strong financial resources.   Our management believes that we have certain competitive advantages in introducing new products to market due to key focus areas for development, our existing distribution channels, research and development capabilities and our relationship with certain universities and other research institutions.   However, there can be no assurance that we will be able to compete and continue to grow in this highly competitive environment.

Production and Other Facilities

We have two separate facilities, headquartered in the city of Harbin in the Heilongjiang Province of China.  The older facility includes 3,000 square meters of production space, and 1,000 square meters of warehouse.  The facility also includes an extraction workshop (approximately 1,200 square meters) and filling workshop (approximately 500 square meters) for traditional Chinese medicines; a patches production line (approximately 500 square meters), packing workshop (approximately 500 square meters), testing workshop (approximately 50 square meters), examination laboratory (approximately 100 square meters), sample laboratory (approximately 50 square meters), refining room (approximately 100 square meters), and a work-in-process warehouse (approximately 300 square meters); finished product warehouse (approximately 200 square meters), materials warehouse (approximately 100 square meters) and a packing warehouse (approximately 400 square meters).

The newer facility consists of a four floor office building (1,500 square meters for office purpose, 1,200 square meters for R&D center, 800 square meters for central examination lab, dormitory and eatery 1,000 square meters), total 4,500 square meters construction area, and a factory of 3,500 square meters.   The facilities also include: an enzyme immunity reagent kit production workshop (1,500 square meters) and a colloid gold production workshop (600 square meters); a packing workshop (800 square meters); and an examination lab (500 square meters). The newer facility also includes a research center covering approximately 1,200 square meters, for research pertaining to the development of various products, including traditional Chinese medicinals (TCM), biological medicine, gene medicine, immune body research, and vitro diagnosis reagent.  These facilities also include an electricity room, heating and boiler room and garage.  Our enzyme immunity examination reagent kit production workshop includes antigen and immune body areas, disinfection room, aseptic clothes room, cushion room, weighing room, separation room, cleaning equipment room, a Wan Ji flow cushion room, and antigen and immune body sign room.  The enzyme sign processing area has cushion room, cloth cleaning room, cleaning equipment room, packing material temporary storage room, raw material temporary storage room, equipment storage room, weighing room, seal protection room, seal foster room, drying room, packing room, and middle cooler room.  The work fluid separation loading room includes a disinfection clean room, storage room, weighting room, loading room, and immune body purification room.  The colloid gold production workshop has a darkroom, sample room, seal room, cementation room, cutting room, and a packing room.  The packing workshop includes a central equipment room, a cooler room, material relay room, label and temporary storage room, a packing material temporary storage room, two examination cooler rooms, and two finished product cooler rooms.

We also have a sales office in Beijing, which TDR acquired in December of 2006, when it completed the acquisition of the products, dealership and marketing network of Heilongjiang. We have recently entered into an agreement to acquire the remaining interests of Heilongjiang. (See “Corporate History” above and “Recent Developments” and “Management’s Discussion and Analysis or Plan of Operation” below).

Our production facilities are operated in accordance with “good manufacturing practices” (“GMP”).

Government Regulation

Regulatory Environment

Our  principal sales market is in the PRC.   We are subject to the Pharmaceutical Administrative Law of the PRC, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in the PRC, and sets penalties for violations.   Our business is subject to various regulations and permit systems of the government of the PRC. Additionally, we are subject to government licensing rights and regulations, which relating to our stem cell R&D license. Permits we attain for TCM products are granted on a non-exclusive basis and one limited for four to five years.

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

 Because we and our subsidiaries are wholly-owned enterprises, we are subject to the law of foreign investment enterprises in the PRC, and the foreign company provisions of the Company Law of China, which governs the conduct of our wholly-owned subsidiaries and their officers and directors, and also limits our ability to pay dividends.

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

Intellectual Property

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property (“IP”) as critical to our business.  We have relied, and will continue to rely, on patent, trademark and trade secret law, as well as confidentiality and license agreements with certain of our employees, consultants, customers and others, to protect our proprietary rights.

Under the PRC State Protection law, certain herbal medicine products which have received approval from the SFDA, have automatic protected IP rights for a seven-year period from the date of grant of such approval.  An application can be submitted to extend such protection for up to three consecutive seven-year periods.   Once this protection period has expired, an applicant may apply for patent protection in the PRC which lasts for up to 20 years for traditional medicines depending on the type of patent, and is renewable for indefinite number of times. Patents for arts and crafts and packaging have 10 year patent protection periods which are also renewable.   To a large extent, we rely on such State Protection law to protect our IP rights with respect to our products. In addition, as of the date of this filing, we own a total of 6 patents and one patent application (Endothelin-1) in the PRC, pertaining to our TCMs and biotech diagnostic kits and drugs, as follows:

•	Package foil bag design patent of Sumei slim patch, registered December 4, 2001;

•	Package box design patent for all TCM products, registered December 4, 2001;

•	Arts and crafts patent of Human Urinary Albumin Elisa Kit, registered August 24, 2004;

•	Arts and crafts patent of Sumei slim patch, registered in 2001;

•	Arts and crafts design patent of myocardial infarction testing kit, registered March 16, 2004;

•	Arts and crafts patent of Suning cough removing patch, initially registered December 4, 2001; and

•	Endothelin-1 patent relating to anti-tumor technology (application for public instruction made), registered October 4, 2006;

We have received awards and grants from the government of the PRC for R&D in 2007 for the below listed products, resulting in a total amount of $2,141,022 (15,000,000 RMB) of which $42,492 (300,000 RMB) has been paid with the remaining amount anticipated to be available to us in 2008:

•	High Technology products certificates by Heilongjiang High Technology Products Committee covering the following products:

•	The Coryza Spray;

•	Dermatitis Spray;

•	Pharyngitis Spray;

•	Tinea Pedis spray;

•	Gonorrhea Cleaning Spray;

•	Wart-removing liquid;

•	Sumei Slim patch;

•	Suning Cough removing patch; and

•	Psoriasis Spray.

•	National Class Torch Project (pertaining to the Sumei slim patch);

•	Excellence Products Award for Human Urinary Albumin Elisa Kit by The 6th New & High Technology Fruits Fair Shen Zhen and National Commercial Department;

•	100 important pre-phase projects in Heilongjiang Province covering various medical diagnostics kits;

•	Material Medical Technology Research and Development Company (by Heilongjiang provincial Science and Technology Bureau); and

•	High Technology Industrialized Base of Medical Area, by Heilongjiang Provincial Development and Reform Committee (March of 2006).

Trademarks

We have registered “Kang Xi” as our trademark, which is used for all of our TCM products.

Employees

The number of our employees has increased over the past two years, due to growth, increased research and development and expanded marketing and distribution of products   Currently we have a total of approximately 1,443 full time employees and manufacturers’ representatives, generally falling into the following categories:

By subsidiary company:

Company	Number of Employees
TDR (includes Harbin Biotech)	1,269*
Harbin Bio-Engineering	174
TOTAL:	1,443

By nature of job (TDR and Harbin Bio-Engineering combined):

Type of Job	Number of Employees
Executives and Managers	26
Production and clerical	170
Sales and Marketing	1,222
Research and Development, Technology	25
TOTAL:	1,443

* Includes manufacturers’ representatives.

** Does not include 10 part time technical researchers.

We do not have employment agreements in place with our executive management.  None of the employees are covered by a collective bargaining agreement, however, we believe our relationship with employees is good.

Recent Developments

On January 31, 2008 China Sky One entered into a Securities Purchase Agreement with certain accredited investors, for the purchase and sale of 2,500,000 units of securities at $10.00 per unit, pursuant to which we sold an aggregate of (i) 2,500,000 shares of common stock, and (ii) Class A Warrants to purchase 750,000 additional shares of common stock, at an exercise price of $12.50 per share, for an aggregate purchase price prior to expenses and fees of $25,000,000. Holders of the 2,500,000 shares of common stock sold in this offering have certain put rights and rights to receive additional shares from certain key shareholders in the event that certain thresholds are not met. Additional information relating to the securities sold in this offering and to the put or make whole rights of the investors may be found in the Risk Factors of this Annual Report, in the section under the caption “Item 5. Market for Common Equity and Related Stockholder Matters” and in the section titled “Item 6. Management’s Discussion and Analysis or Plan of Operation” and other sections below and are incorporated by reference.

As of February 22, 2008, the board of directors of China Sky One authorized an increase in the number of directors on the Board from three (3) to seven (7), and appointed Song Chun Fan, Jiang Qi Feng, Zhao Jie and Qian Xu Feng to fill the vacancies created as a result of such increase, to serve until such time as their successors shall be duly elected, unless they resign, are removed from office, or are otherwise disqualified from serving as directors of the Corporation. The biographies of Song Chun Fan, Jiang Qi Feng, Zhao Jie and Qian Xu Feng as well as additional information relating to these committees is also provided below in the section captioned “Item 9. Directors, Executive Officers and Corporate Governance”.

On February 22, 2008, TDR entered into an Equity Transfer Agreement with Heilongjiang Tianlong Pharmaceutical, Inc., a corporation organized under the laws of the PRC (“Heilongjiang”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Heilongjiang in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Heilongjiang from Heilongjiang’s sole stockholder in consideration for an aggregate of approximately (i) $8,000,000 in cash, and (ii) shares of common stock of the parent company, China Sky One with a dollar value of $300,000. The acquisition, which is subject to the our due diligence review of Heilongjiang, as well as approval by the appropriate regulatory authorities in the PRC, is expected to close on or before March 31, 2008. While we have not completed this acquisition, we have begun oversight of its operations pending completion.

Our business and financial condition is subject to numerous and substantial risks including, without limitation, risks relating to our forward looking statements. A description of theses forward looking statements is contained in the forepart of this Annual Report and incorporated by reference herein. These risks include those set forth below and elsewhere in this Annual Report. Readers are encouraged to review these risks carefully before making any investment decision.  Additional risks and uncertainties not presently foreseeable to us may also impair business operations.   If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.  In such case, the trading price of our Common Stock could decline, and an investor could lose all or part of his investment. Most of the risks set forth below pertain to the business of our wholly owned subsidiary, ACGP which in turn, owns all of the issued and outstanding shares of registered capital of TDR.

BUSINESS RISKS

Certain officers and directors have significant control over our company, and we do not have employment agreements with them.

Dr. Liu Yan-qing and Ms. Han Xiao-yan, who are officers and directors of China Sky One, also serve as officers and directors of ACPG and TDR.    Dr. Liu and Ms. Han own, in the aggregate, 50.4% of the issued and outstanding shares of our common stock.   As a result, these shareholders are effectively able to control certain corporate governance matters requiring shareholders’ approval.  Such matters may include transactions in which they have an interest other than as a shareholder of the Company, the approval of significant corporate transactions such as increasing the authorized number of our shares to complete acquisitions or raise capital, if necessary, and any other transactions requiring a majority vote without seeking other shareholders’ approval. These persons also have the ability to control other matters requiring shareholder approval including our election of directors which could result in the entrenchment of management.

Additionally, we do not have employment agreements with such management. Accordingly, if any of these persons should leave the Company we would have no remedy or protections in place and would not be able to prevent them from competing with us or working for competitors.

Our expansion plan may not be successful.

Part of our strategy is to grow through increasing the distribution and sales of our products by penetrating existing markets in the PRC and Hong Kong, and entering new geographic markets in the PRC as well as Asia, the United States and other countries.  However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, regulatory constraints, product liability concerns, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios.  Moreover, our expansion strategy may be based on incorrect assumptions and may be flawed, and may even damage our performance, competitive position in the market and ultimately even our ability to survive in the marketplace.  Even if the strategy is correct, we may never be able to successfully implement our strategy. We cannot, therefore, assure shareholders that we will be able to successfully overcome such obstacles and establish our products in any additional markets.  Our inability to implement this growth strategy successfully may have a negative impact on growth, future financial condition, results of operations or cash flows.

There are many safety risks involved in our products and services that could expose us to liability or inhibit our ability to secure insurance.

Our products and services involve direct or indirect impact on human health and life. The drugs, products and services we manufacture and sell may be flawed and cause dangerous side effects and even fatality in certain cases, and lead to major business losses and legal and other liabilities and damages to our company. In the event that any of our products are alleged to have adverse side effects, we could be subject to product liability claims. In addition to the threat of liability, there may be insurance costs if we enter into certain markets or may not be able to obtain insurance for certain products in some countries. Some distributors may refuse to sell our products in certain countries if they perceive such products to have a high risk or to be uninsurable.

We are highly dependent upon the public perception and quality of our products. Additionally, anti-corruption measures taken by the government to correct corruptive practices in the pharmaceutical industry could adversely affect our sales and reputation.

We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on our business, regardless of whether these reports are scientifically supported.

 The government has recently taken anti-corruption measures to correct corrupt practices. In the pharmaceutical industry, such practices include, among others, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug. Substantially all of our sales to our ultimate customers are conducted through third-party distributors. We have no control over our third-party distributors, who may engage in corrupt practices to promote our products. While we maintain strict anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective. If any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices, and involvement in the distributors’ practices may be investigated. If this occurs, our sales and reputation may be materially and adversely affected.

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

We compete with other companies, many of which are offering and/or developing, or can be expected to develop and offer, products similar to ours.  Our market is a large market with many competitors.  Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than our company.  Some of our competitors have greater name recognition and a larger customer base.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.   We cannot assure investors that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We may not be able to obtain sufficient financing, and may not be able to develop our product candidates.

We may need to incur debt or issue equity in order to fund research and other expenditures as well as to make acquisitions and other investments. We cannot assure you that debt or equity financing will be available to us on acceptable terms or at all. If we cannot or are limited in the ability to incur debt, issue equity or enter in strategic collaborations, we may be unable to fund discovery and development of our product candidates, address gaps in our product offerings or improve our technologies.

We anticipate that we will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but are not limited to the following:

•	obtaining regulatory approval for our products and conducting research and development to successfully develop our stem cell and other technologies,

•	filing and prosecuting patent applications and defending and assessing patents to protect our technologies,

•	retaining qualified employees, particularly in light of intense competition for qualified scientists,

•	manufacturing products ourselves or through third parties,

•	marketing our products, either through building our own sales and distribution capabilities or relying on third parties, and

•	acquiring new technologies, licenses or products.

We cannot assure you that any needed financing will be available to us on acceptable terms or at all. If we cannot obtain additional financing in the future, our operations may be restricted and we may ultimately be unable to continue to develop and potentially commercialize our product candidates.

We are subject to market and channel risks.

Over 75% of our sales are made in the PRC, where we primarily sell our products through drug chain stores.  Because of this, we are dependent to a large degree upon the success of our PRC based distribution channel as well as the success of specific retailers in the distribution channel. Many of the drug stores are individual stores or very small chains, and only a few are large chain drug stores.  We rely on these distribution channels to purchase, market, and sell our products.  Our success is dependent, to a large degree, on the growth and success of the drug stores, which may be outside our control.  There can be no assurance that the drug store distribution channels will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market.  There can be no assurance that retailers in the drug store distribution channel, in the aggregate, will respond or continue to respond to our marketing commitment in these channels.

We may have difficulty in defending intellectual property rights from infringement.

Our TCM products are generally not protected by patents but by trade secrets. Certain TCM license agreements are made on a non-exclusive basis. Our success depends, in large part, on our ability to protect current and future technologies and products and to defend our intellectual property rights.  If we fail to protect our intellectual property adequately, competitors may manufacture and market similar products.  We continually file, patent applications seeking to protect newly developed technologies and products in various countries, particularly in the PRC.  Some patent applications in the PRC are maintained in secrecy until the patent is issued.  Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of its discoveries.  Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for its products.  Patents that are issued may be challenged, invalidated or circumvented by competitors.  Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

The SFDA of China implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, were required to apply for the Good Manufacturing Practices “GMP” certifications by June 30, 2004, and to receive approvals by December 31, 2004.  We received certifications for our current products.  However, should we fail to maintain the GMP certifications under the new guidelines in the future, or for new products, our businesses would be materially and adversely affected.

Moreover, the laws and regulations regarding acquisitions of the pharmaceutical and nutraceutical industries in the PRC may also change and may significantly impact our ability to grow through acquisitions.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues.

Our success depends on our ability to achieve continued growth.  In order to maximize potential growth in current and potential markets, we believe that we must expand our manufacturing and marketing operations.  This expansion will place a significant strain on management and operational, accounting and information systems and will require substantial additional capital.  We will need to continue to improve financial controls, operating procedures, and management information systems if and as we grow.  We will also need to effectively train, motivate, and manage our employees.  A failure to manage our growth could disrupt operations and ultimately prevent us from generating the revenues we expect.

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

The manufacture and sale of pharmaceutical products in China is heavily regulated by many state, provincial and local authorities. The State Food and Drug Administration of China requires pharmaceutical manufacturers to obtain Good Manufacturing Practices, or GMP, certifications. We currently have the certifications needed for our current operations. However, should we fail to receive or maintain the GMP certifications in the future, we would no longer be able to manufacture pharmaceuticals in China, and our businesses would be materially and adversely affected. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals. Additionally, the law could change so as to prohibit the use of certain pharmaceuticals. If one of our products becomes prohibited, this change would cease the productivity of that product. The China National Development and Reform Commission, or CNDRC, has recently implemented price adjustments on many marketed pharmaceutical products. We have no control over such governmental policies, which may impact the pricing and profitability of our products.

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

Certain political and economic considerations relating to China could adversely affect our company.

China is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in China’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations, or the official interpretation thereof, which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

There are risks inherent in doing business in China.

The PRC is a developing country with a young market economic system overshadowed by the state under heavy regulation and scrutiny. Its political and economic systems are very different from the more developed countries.  China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

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

Currently, over 75% of our sales are in the PRC and in Hong Kong.  We are in the process of attempting to establish marketing and sales presence in the United States and other countries.  We expect to establish an office in the United States for investor relations.  In the future, we may explore expanding its operations in the United States, as well as other countries throughout the world.  Upon effecting any such expansion, we may not be able to identify and retain qualified personnel due to its lack of understanding of different cultures and lack of local contacts. This may impede international expansion.

Currency conversion and exchange rate volatility could adversely affect our financial condition, by making acquisitions in China or of Chinese products ore expensive.

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

Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items. These rules are subject to change.

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

Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.00 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar.  Currently, exchange rates are approximately RMB 7.006 to US$1.00 resulting in the increase in price of Chinese products to U.S purchasers. As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  For example, to the extent that we need to convert United States dollars into Chinese RMB for operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert Chinese RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese RMB that we convert would be reduced.

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

Since most of our assets are located in the PRC, any dividends or proceeds from liquidation are subject to the approval of the relevant PRC government agencies. We are not likely to declare dividends in the near future.

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

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and for the subject to PRC law, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Sales of our common stock may have an adverse effect on the market price of our common stock. Additionally, we may issue shares upon exercise of outstanding warrants that are exercisable at prices that are below current market prices which will be dilutive to the common stock.

As of March 20, 2008, there were 14,852,214 shares of common stock outstanding, which includes 2,500,000 shares of our common stock we sold in January 2008 private offering, many of which will become freely transferable under Rule 144 in July 2008. Moreover we are required to register 2,500,000 shares and (among other securities) 750,000 shares underlying warrants exercisable at various exercise prices in a registration statement. The sale of these shares may have an adverse effect on the market price for our common stock.

The exercise of options and warrants at prices below market price of our common stock could adversely affect the price of our common stock and on our ability to obtain future private or public financings. Additional dilution may result from the issuance of shares of our capital stock in connection with outstanding warrants or shares issued in connection with financing or other share for service arrangements.

Specifically, the following shares underlying warrants are outstanding which include:

•
100,000 shares of common stock issuable upon exercise of warrants at $3.00 per share, issued to American Eastern Securities, Inc. and its assigns, and expiring on March 31, 2008, as partial consideration for acting as placement agent in connection with the foregoing offering in October of 2006 and if these warrants are fully exercised (which we have been informally advised will occur), warrants to purchase an additional 50,000 shares of common stock will be issued to American Eastern Securities, Inc. (and its assigns), exercisable at $3.50 per share and expiring on October 10, 2008,

•
1,500,000 shares of common stock issuable upon exercise of warrants at $2.00 per share, issued to American Eastern Group, Inc. as partial consideration for consulting and investment banking services, and to various other advisors in connection with our reverse merger in October 2006, all of which expire July 31, 2009,

•
239,165 shares of common stock issuable upon exercise of remaining warrants at $3.50 per share (originally, 500,000 warrants, many of which have been exercised), expiring October 10, 2008, issued to certain investors in our private offering of securities in October of 2006, and

•
Class A Warrants to purchase 750,000 additional shares of common stock, at an exercise price of $12.50 per share, issued to investors in connection with our private offering in January 2008, exercisable between July 31, 2008 and July 31, 2011.

The Company is required to register for re-sale all of the common stock issued in our January 2008 offering as well as all shares otherwise issuable upon exercise of certain of the above warrants. If a registration statement is not deemed effective many of the foregoing warrants will become exercisable via cashless exercise.

Certain Protective Provisions Relating to 2,500,000 shares issued in our January 2008 private offering may have an adverse effect on the price of our common stock.

In addition to the above mentioned registration rights, holders of the 2,500,000 shares of common stock sold in our recently completed private offering (January 2008) have certain put rights and rights to receive additional shares from certain key shareholders in the event that certain earnings thresholds are not met. Specifically, these investors have:

•
The right to receive additional shares from us in the event that we issue shares (or convertible securities or warrants convertible into or exercisable for common stock) prior to January 31, 2009 at per share price (or conversion or exercise price) of less than $10.00, in such amount so as to reduce the average price paid by such shareholder to the price per share being paid by the new investors,

•
The right to receive up to 3,000,000 shares deposited into escrow by our principal shareholder, in the event that the Company fails to attain Earnings Per Share, as adjusted of at least (i) $1.05 per share for fiscal year ended December 31, 2007 based on fully diluted shares outstanding before the January 2008 offering (an aggregate of 13,907,696), and/or (ii) $1.75 per share for fiscal year ending December 31, 2008 based on fully diluted shares outstanding after the January 2008 Offering (an aggregate of 16,907,696 shares). While the Company has satisfied the criterion of (i) above for 2007, no assurance can be made that we will satisfy our earnings goal next year.

The occurrence of either of the above would result in the issuance of additional shares to these investors and would have a material adverse effect on the market price or liquidity of our common stock.

Item 2. Properties.

Our facilities are located on approximately 92,000 square meters of land, including two buildings in the city of Harbin, Heilongjiang Province.  (See “Item 1.  Business—Production and Other Facilities” above, the provisions of which are incorporated herein).  We also have a sales and marketing facility in Beijing, PRC.

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

Additional details of these facilities is contained in the “Production and other Facilities” subsection of “Item 1. Description of Business,” above, the provisions of which are incorporated by reference herein.

Item 3. Legal Proceedings.

We are not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Company have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2007, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Year Ended December 31, 2007		Year Ended December 31, 2006
	High	Low	High	Low
1st Quarter	$10.00	$7.00	$5.50	$1.81
2nd Quarter	$14.20	$6.00	$3.50	$3.50
3rd Quarter	$14.35	$10.00	$7.55	$3.40
4th Quarter	$15.50	$9.00	$8.50	$4.25

As of March 26, 2008, the closing bid price for our Common Stock was $10.20.

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

At March 20, 2008, there were approximately 431 holders of record of the Company's Common Stock, with 14,852,214 shares outstanding.

Sales of Unregistered Securities

On January 31, 2008 China Sky One entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors, for the purchase and sale of units consisting of: (i) one (1) share of the Company’s common stock, $.001 par value per share (“Common Stock”); and (ii) 750,000 Class A Warrants exercisable at $12.50 per share, and expiring on July 31, 2011 (the “Class A Warrants”), for a purchase price of $10.00 per Unit (the “January 2008 Offering”), and gross offering proceeds of $25,000,000.

Holders of the 2,500,000 shares of common stock sold in our January 2008 Offering have certain put rights and rights to receive additional shares from certain key shareholders in the event that certain thresholds are not met in addition to registration rights. Specifically, these investors have:

•
The right to receive additional shares from China Sky One in the vent that we sell shares (or convertible securities or warrants convertible into or exercisable for common stock) prior to January 31, 2009 at per share price (or exercise or conversion price) of less than $10.00, in such amount so as to reduce the average price paid by such shareholder to the price per share being paid by the new investors,

•
The right to receive up to 3,000,000 shares deposited into escrow by our principal shareholder, in the event that the Company fails to attain Earnings Per Share, as adjusted (“Adjusted EPS”) of at least (i) $1.05 per share for fiscal year ended December 31, 2007 based on fully diluted shares outstanding before the January 2008 offering (an aggregate of 13,907,696), and/or (ii) $1.75 per share for fiscal year ending December 31, 2008 based on fully diluted shares outstanding after the January 2008 Offering (an aggregate of 16,907,696 shares). While the Company has satisfied the criterion of (i) above for 2007, no assurance can be made that we will satisfy our earnings goal next year.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of Common Stock, at an exercise price of $12.50 per share, and have the following additional characteristics:

•	The Class A Warrants are exercisable beginning on the six-month anniversary of the closing of the January 2008 Offering and will expire July 31, 2011.

•
Commencing on one-year anniversary of the Closing Date, in the event the Warrant Shares may not be freely sold by the holders of the Class A Warrants due to the Company’s failure to satisfy its registration requirements, and an exemption for such sale is not otherwise available to the Warrant-holders under Rule 144, the Class A Warrants will be exercisable on a cashless basis.

•
The Exercise Price and number of Warrant Shares will be subject to adjustment for standard dilutive events, including the issuance of Common Stock, or securities convertible into or exercisable for shares of Common Stock, at a price per share, or conversion or exercise price per share less than the Class A Warrant exercise price of $12.50 per share.

•
At anytime following the date a Registration Statement covering the Warrant Shares is declared effective, we will have the ability to call the Class A Warrants at a price of $0.01 per Class A Warrant, upon thirty (30) days prior written notice to the holders of the Class A Warrants, provided (i) the closing price of the Common Stock exceeded $18.75 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by the Company, and (ii) the Company has attained an Adjusted EPS of at least $1.75 per share for the fiscal year ending December 31, 2008, as set forth in our audited financial statements of the Company.

•
If, among other things, we fail to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement, the expiration date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines.

•
If a Warrant-holder exercises its Put Right under the Put Agreement (defined in Item 1.01 above), such Warrant-holder’s right to exercise the Class A Warrants shall be suspended, pending the satisfaction of our obligations to pay the Warrant-holder the applicable Repurchase Price. Upon receipt of the Repurchase Price in full by the Warrant-holder, the Warrant-holder’s right to exercise the Class A Warrants shall automatically and permanently terminate and expire, and the Class A Warrants shall be immediately cancelled on the books of the Company.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of this Annual Report as well as the “Risk Factors” section above and are afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in this Annual Report and other documents filed by us with the SEC.

DISCUSSION

We primarily generate revenues and income and generate cash from sales by our PRC based subsidiaries, of products in the areas of external-Chinese medicine and over-the counter non-prescription health care products in the PRC.  Our principal products include spray, ointment, powder, patch, cream, and miscellaneous health and beauty products. Our principal products are categorized as external use Traditional Chinese Herbal Remedies/ Medicines commonly referred to in the industry as “TCM.” We have evolved into an integrated manufacturer, marketer and distributor of external use Chinese medicine products sold primarily in China and through PRC domestic pharmaceutical chains and have been expanding our worldwide sales effort as well.  We sell both our own manufactured products, as well as medicinal and pharmaceutical products manufactured by others in the PRC.

The Company achieved continuing growth on the sale of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channel.  For the year ended December 31, 2007, total revenue was $49,318,308, a 148% increased over 2006, and 2007 net income was $15,332,945, or $1.15 per share on a diluted basis compared to net income of $624,415, or $0.05 per share on a diluted basis in 2006.

All of our business is conducted through our wholly-owned subsidiary, ACPG which, in turn, wholly owns Harbin Tian Di Ren Medical Science and Technology Company (referred to herein as “TDR”) a company organized in the PRC and TDR’s subsidiaries, described above and below.

On May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of China Sky One (then known as “Comet Technologies, Inc.”). The terms of the Exchange Agreement were consummated and the transaction was closed on May 30, 2006. As a result of the transaction, the Company issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG. As a result of this transaction, ACPG is now a wholly-owned subsidiary of the Company and the Company, which previously had no material business operations, is a holding company for the business of ACPG and its PRC operating subsidiary, TDR.

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited as the surviving subsidiary of TDR.

We have also recently organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below.

On February 22, 2008, TDR entered into an Equity Transfer Agreement with Heilongjiang Tianlong Pharmaceutical, Inc., a corporation organized under the laws of the PRC (“Heilongjiang”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Heilongjiang in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Heilongjiang from Heilongjiang’s sole stockholder in consideration for an aggregate of approximately (i) $8,000,000 in cash, and (ii) shares of common stock of the parent company, China Sky One with a dollar value of $300,000. The acquisition, which is subject to the our due diligence review of Heilongjiang, as well as approval by the appropriate regulatory authorities in the PRC, is expected to close on or before March 31, 2008. While we have not completed this acquisition, we have begun oversight of its operations pending completion.

Tianlong’s Beijing office had revenues of approximately US$1.5 million from January to November of 2006, with 20% in net profits.  We expect sales to increase by 30% in 2007, which means the purchase of Tianlong would increase 2007 sales to approximately US$1.98 million.

We currently conduct all of our research and development (“R&D”) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own research, development and laboratory facilities located at TRD’s principal headquarters in the city of Harbin, Heilongjiang Province. In all, our internal R&D team currently consists of approximately 35 people, of which 25 are full time researchers and 10 are part time technical experts. Many of our team members are professors affiliated with universities in the PRC.

Additionally, we have established several long-term partnerships with well-known universities and enterprises in the PRC. We have built a gene medicine laboratory through a collaborative effort with Harbin Medical University; established a cell laboratory with North East Agricultural University; and founded a monoclonal antibody laboratory with Jilin University. Under our partnership arrangements with other universities and research institutions, we will generally hold the intellectual property rights to any developed technology. As a result of one of these collaborations with Harbin Medical University, a product known as “Endothelin-1” is currently under development as a cancer suppressing product. Additional information relating to this product and other products being developed is set forth under “Products Under Development” below and under the general product descriptions in the “Description of Business” section above, which is incorporated by reference herein .

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

At present, our ongoing research is divided into five general areas: (1) the development of an enzyme linked immune technique to prepare extraneous diagnostic kits (see table below); (2) the development of an enzyme linked gold colloid technique to prepare extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; (4) the development of a biology protein chip for various tumor diagnostic applications; and (5) the development of a cord blood stem cell bank, as described under “Item 1. Description of Business.”

We currently have eight biological products under development:   HIV detection kit; a uterus cancer diagnostic kit; a breast cancer diagnostic kit; a liver cancer diagnostic kit; a rectum cancer diagnostic kit; a gastric cancer diagnostic kit; a gene recombination drug; and a multi-tumor marker protein chip detection kit.  We are also working to establish two sales networks and cell banks covering domestic and international markets.

In addition, we also have three products: AMI Diagnostic Kit, Human Urinary Albumin Elisa Kit and Early Pregnancy Diagnostic Kit that have passed the final stages of national inspection in 2006 or 2007. These diagnostic kits are being sold through drug stores, hospitals, examination stations and independent sales agents throughout the PRC.  We also plan to market these products in Vietnam, Indonesia, Philippines and eventually in Africa. (See “Item 1. Description of Business - Biological Products - Examination and Diagnosis Kits”)

Our AMI Diagnostic Kit, which entered markets in 2007, is used for early diagnosis of Myocardial Infarction (MI), also known as heart disease. All the test kits require users to place a blood or urine sample on the marker and a positive (+) or negative (-) reaction signal will result, showing if a user should consult his or her doctor for further testing.  According to the China Medical Newspaper, Several million people die from MI every year.  MI often occurs to people who are, but not limited to, smokers, over-weight and diabetic.  There are approximately 8 million new MI patients in China every year.  Recent medical studies have shown that heart failure or heart attacks are increasing among younger people in China.  This is a result from a more modern life style, the fast pace of city life and increased pressure from work or school.  The use of AMI Diagnostic Kits will help in early detection that can help in reducing these statistics.

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

In March, 2007, we entered into a strategic agreement with Takasima. As a result of this agreement, Takasima has been engaged as the sole agent of China Sky One's patch products in Malaysia.  Takasima has commenced marketing and sales efforts of China Sky One's Slim Patch product line. The Slim Patch is a weight loss product that is currently sold in China under the "Tian Di Ren" brand. The Slim Patch will be repackaged and sold in Malaysia under the "Takasima" brand name. The strategic agreement also requires that Takasima will generate sales revenue of approximately US$1.0 million per month. Since the signing of the agreement, Takasima has fulfilled its monthly obligation. Management anticipates that this strategic agreement could result in up to US$12 million in additional annual sales revenue in 2007, with a net profit margin of approximately 20%. The agreement also provides that Takasima has a first right of refusal to become the sole distributor of the Slim Patch in all of Southeast Asia.

During the second quarter of 2007, TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for development of a new biotech engineering project. Terms of the agreement called for a deposit of 30% of the total land price within 15 days after signing the agreement, 40% payment 7 days prior to the start of construction and the balance 7 days after getting the formal land use right.

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

For the year ended December 31, 2007, the Company incurred $3,158,351 in research and development expenditures, and $2,026,788 for year 2006.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 as compared to Year Ended December 31, 2006

Our principal business operations are conducted through our wholly owned subsidiary, Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

	December 31
	2007	Variance	2006
REVENUES
Product Sales (net of sales allowance)	$36,320,156	171%	$13,386,223
Contract Sales	12,998,152	104%	6,382,737
Government Grant	-		112,755
Total revenues	$49,318,308	148%	19,881,715

COST OF GOOD SOLD
Cost of good sold	10,939,531	116%	5,063,084
Gross Profit	$38,378,777	159%	$14,818,631

Total sales increased by 148% in 2007 compared to 2006.  The $29,436,593 million increase in sales is attributable to strong performances from our sales distribution channel.

Product sales increased by 171% in the year ended December 31, 2007, to $36,320,156 from $ 13,386,223 in 2006.  This growth in sales is attributable to volume and continuing efforts to develop our distribution channels by hiring direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions. A new series named Bio-Chemical Products were launched on 2007. It increased the sales amount by $3 million for the year ended December 31, 2007. The company opened the overseas market on this year and the unit selling price is higher than local market. The overseas market generated sales amount of $12.4 million in this year.

Contract and Other Revenue

The following table summarizes the period over period changes in our contract and other revenues:

	2007	Change	2006
Contract and other revenue	$12,998,152	104%	$6,382,737

Contract and other revenue was $12,998,152 in 2007, or a significant increase of $ 6,615,415 over sales of $6,382,737 in 2006. In 2007, contract and other revenue increased primarily due to net product distribution service revenue from sales of other manufactured brands through our distribution channel, which constitutes approximately 22% of total sales in 2007.

 Cost of Goods Sold and Product Gross Margin

	2007	December Variance	2006
Total sales	$49,318,308	148%	$19,881,715
Cost of goods sold	$10,939,531	116%	$5,063,084
Product gross margin	78%		75%

Our product’s gross margin for 2007 was 78%, compared to 75% for 2006. The increased gross margin was primarily due to the overseas sales that had a profit margin around 80%. The profit margin of local sales was stable compared to last year’s.

Selling, General and Administrative Expenses.

The following table summarizes the period over period changes in our selling, general and administrative (SG&A) expenses over the last two years:

	December 31
	2007	Variance	2006
Operating Expenses
R&D Expenses	$3,158,351	56%	$2,026,788
General, administrative and selling expenses	16,163,577	51%	10,738,285
Depreciation and amortization	443,063	265%	121,522
Total operating expenses	19,764,991	53%	12,886,595

Other (Income) Expenses
Other income	(48,889)		-
Interest expense	10,557		(227,857)
Total other ( income) expenses	$(38,332)		$(227,857)

Gross sales increased approximately $29,436,593 million in 2007 and corresponding, selling, general and administrative expenses (“SG&A”) for 2007 increased by $5,425,292 over 2006. Selling expenses increased significantly due to the increase of sales. Advertising expenses increased by $2,808,264 to $4,385,045, or 178%, in 2007 from $1,576,781 in 2006. Salaries, commissions, and incentives paid to sales persons increased 122% in 2007 compared to 2006. General and administrative expenses increased 50% compare to 2006.

Research and development (“R&D”) expenses were $3,158,351 for 2007 compared to $2,026,788 for 2006.  We anticipate R&D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for our products.

Finance costs decreased by $217,300 from 2006, primary due to the paid off of the short term notes in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity as of the end of, and for each of, the last two years:

	2007	2006

As of December 31:
Cash, cash equivalents and marketable securities	$9,190,870	$6,586,800
Working capital	$15,447,162	7,797,928

Year Ended December 31:
Cash provided by (used in):
Operating activities	$11,601,480	$5,182,539

Investing activities	$(10,260,933)	$(4,596,507)
Financing activities	$(32,516)	$2,930,832

As of December 31, 2007, cash and cash equivalents were $9,190,870, an increase of 40% over December 31, 2006. The increase of $2,604,070 in 2007 was primarily due to: an increase net income of $14.7 million, and increase of accounts payable balance of $2.0 million and effect of the foreign currency translation of $1.3 million. The increase was partially offset by an increase of accounts receivable of $7.5 million and land deposit prepayment of $8.0 million.

The Company’s current ratio at December 31 was 4.06, and quick ratio was 3.99.  Its primary sources of funds include cash balances, cash flow from operations, and potentially the proceeds of borrowing and sales of equity.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's current operating and capital requirements.

There was no restrictive bank deposit pledged as of December 31, 2007. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Cash flows provided by operating activities were $11.6 million for the year ended December 31, 2007 compared to cash provided by operating activities of $5.18 million for the comparable 2006 period. The increase in cash provided by operating activities of $6.74 million was attributable primarily to the longer accounts receivable collection period compared to year ended December 31, 2006.

Working capital at December 31, 2007 was $15.4 million, compared to $7.8 million at December 31, 2006. Significant factors that resulted in an increase in 2007 working capital were: a $2.6 million increase in cash, cash equivalents, and a $7.5 million increase in accounts receivable primarily due to increased sales of $40.5 million in 2007.

These increases were partially offset by:  a $ 1.0 million increase in income taxes payable primarily due to higher profitability; a $2.0 million increase in accounts payable, and other accrued liabilities including increases in accruals in wages.

Inventories increased by $93,110 to $371,672 as of December 31, 2007, from $278,562 as of December 31, 2006.  The Company has a small inventory on hand primarily due to the enhanced productivity of newly purchased equipment and machinery, and the popularity of Company products in the market.

Year Ended December 31, 2006 as compared to Year Ended December 31, 2005

	December 31
	2006	Variance	2005
REVENUES
Product Sales (net of sales allowance)	$13,386,223	78.42%	$7,502,682
Contract Sales	6,382,737	101975%	6,253
Government Grant	112,755	-44.38%	202,706
Total revenues	19,881,715		7,711,641

COST OF GOOD SOLD
Cost of good sold	5,063,084	129%	2,213,667
Gross Profit	$14,818,631	170%	$5,497,974

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

Selling, General and Administrative Expenses.

The following table summarizes the period over period changes in our selling, general and administrative (SG&A) expenses over the last two years:

	December 31
	2006	Variance	2005
Operating Expenses
R&D Expenses	2,026,788	3079%	63,749
General, administrative and selling expenses	$10,738,285	268%	$2,914,190
Depreciation and amortization	121,522	111%	57,563
Total operating expenses	12,886,595		3,035,502

Other (Income) Expenses
Interest expense	227,857	1197%	17,563
Total other ( income) expenses	$227,857		$17,563

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

Our balance sheet includes amount of assets and liabilities whose fair values are subject to market risk. Market risk is the risk of loss arising from adverse changes in market prices or interest rates. Generally, the Company’s borrowing is short to medium term in nature and therefore approximates fair value. The Company currently has interest rate risk as it relates to its fixed maturity mortgage participation interest. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs by closely monitoring its interest rate debt.

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

Currency Exchange Fluctuations

All of Company’s revenues and majority of the expenses in 2007 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 7.006 RMB to 1 U.S. Dollar. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 7. Financial Statements and Supplementary Data.

The information required by Item 7 appears below prior to the signature page to this report.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures.

As reported in a Current Report on Form 8-K dated April 16, 2007, and incorporated herein by reference, effective April 12, 2007, e-Fang Accountancy Corp. (“e-Fang”), the firm that audited the financial statements of China Sky One Medical, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2007, was dismissed by the Company as its independent registered accounting firm, due to the engagement of the new auditors, as described below.

Effective April 12, 2007, we engaged Murrell, Hall, McIntosh & Co., PLLP (“Murrell”), as our independent registered accounting firm to audit the financial statements of the Company and our subsidiaries for the fiscal year ended December 31, 2007.  The decision to change the Company’s independent accountants was made by the Company’s board of directors.

As reported in a Current Report on Form 8-K dated December 18, 2007, and incorporated herein by reference, effective as of December 18, 2007, the Company dismissed Murrell, Hall, McIntosh & Co., PLLP as our independent registered public accounting firm. Murrell, Hall, McIntosh & Co., PLLP had not audited any of the Company’s consolidated financial statements, having replaced our previous independent registered public accounting firm, e-Fang Accountancy Corp. & CPA, on April 12, 2007. The decision to change accountants was approved by the Company’s Board of Directors on December 17, 2007.

Prior to the dismissal of Murrell, Hall, McIntosh & Co., PLLP, the firm reviewed the Company’s unaudited interim reports for the fiscal quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. In connection with such review, there were no disagreements with Murrell, Hall, McIntosh & Co., PLLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Murrell, Hall, McIntosh & Co., PLLP, would have caused it to make reference to the matter in connection with its reports. In addition, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-B.

As of December 18, 2007, Sherb & Co., LLP was engaged as the Company’s new independent registered public accountants. During the Company’s two most recent fiscal years, and the subsequent interim periods through December 18, 2007 (the date of engagement of Sherb & Co., LLP), the Company did not consult Sherb & Co., LLP regarding either: (a) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B.

Item 8 A. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Accordingly, we have made a self assessment of internal control over financial reporting in 2007. Our assessment has been focused on the controls in the following areas of our financial reporting:

•	Entity Level Control

•	Human Resources

•	Revenues

•	Expenditure

•	Fixed Assets

•	Inventory

•	Income Taxes

Based on the result of our own assessment, which is as of the year ended December 31, 2007, we have concluded that our controls over financial reporting during 2007 were in place, and we were in compliance with the requirement under Section 404 of the Sarbanes-Oxley Act of 2002. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.However, we haven’t started our tests on these controls. It is our plan that we will engage external accounting consultants to assess and test our controls in 2008.

We realize that effective internal controls are necessary for the Company to provide reliable financial reports, prevent fraud and operate successfully as a public company. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers and Corporate Governance.

Directors and Officers

As of February 22, 2008, the board of directors of the Company authorized an increase in the number of directors on the Board from three (3) to seven (7), and appointed Song Chun Fan, Jiang Qi Feng, Zhao Jie and Qian Xu Feng to fill the vacancies created thereby each of which newly appointed persons also serve on certain committees of the board, to serve until such time as their successors shall be duly elected, unless they resign, are removed from office, or are otherwise disqualified from serving as directors of the Company. The biographies of all directors are provided below.

The following table sets forth certain information regarding our directors and executive officers during the fiscal year ended December 31, 2007 and through March of 2008:

Name	Age	Positions
Liu Yan-qing	43	Chief Executive Officer, President and Director
Han Xiao-yan	40	Chief Financial Officer and Director
Wang Hai-feng	31	Secretary/Treasurer and Director
Song Chun Fan	68	Director
Jiang Qi Feng	25	Director
Zhao Jie	45	Director
Qian Xu Feng	40	Director

The following information reflects the business background and experience of each director and officer.

Liu Yan-qing is our Chief Executive Officer and President, and Director of TDR and the General Manager of our Harbin Bio-Engineering subsidiary.  He graduated from Prophylactic Department of Harbin Medicine University, where he obtained his bachelor’s degree.  In 2005, he studied at Tsing Hua University and earned an Executive Masters of Business.  Before establishing his own company, he had 8 years of experience as a reporter of Family Health Newspaper, and has 10 years of experience in drug marketing, research and development of new drugs and enterprise management.  Mr. Yan-qing has been instrumental in establishing TDR’s sales program and sales network covering the PRC.

Han Xiao-yan is our Chief Financial Officer, and the General Manager of TDR and the Vice Director of Harbin Bio-Engineering.  She received a master of business administration at Harbin Industrial University.  She had five years of hygiene and medical media experience before becoming employed by TDR, and has been instrumental in developing and marketing TDR’s products and expanding its sales.  She serves as senior marketing manager and administrative manager. She has 10 years of financial management experience.  In 2004, she was appointed the general manager of TDR, with responsibility for financing, production, quality control and purchasing.  In 2003, she was appointed vice director of Harbin Bio-Engineering.

Wang Hai-feng, our Secretary/ Treasurer, graduated from Heilongjiang University where he majored in English Literature and received two bachelors’ degrees in English and International Trade.  Mr. Hai-feng joined TDR in 2003 and has served as the manager of the international business department, and the assistant to the president and the secretary of the board of directors since such time.  He has been instrumental in the establishment of our international business department and the expansion of foreign trade.  In 2005, he assisted in product innovation and branding for international markets.  Through the efforts of Mr. Wang, we have established strategic relationships with several foreign partners.  Before his employment by TDR, Mr. Wang had experience in product exporting, translating and project operations in foreign companies.

Song Chun Fan, joined our board of directors on February 22, 2008. From 1964 to the present, Song Chun Fan has been employed by the First Clinical College of Harbin Medical University in Heilongjiang, China, where he has served as the Director of the Surgery Research Room and the Director of graduate students of the Surgery Department since 1996. From 1998 to the present, Song Chun Fan has been the acting Director of the Heilongjiang Professional Surgery Committee, the Commissary of the Degree Commission of China, the Director of the Key Laboratory of Cell Transplantation of the Ministry of Public Health of China, the Vice-Chairman of the Heilongjiang Medicine Association, the Vice-Chairman of the Heilongjiang Physician Association, and the Director of Heilongjiang (Special) Medical Treatment Application Administration Committee. Song Chun Fan received a Bachelor’s Degree in Medical Treatment from Harbin Medical University in 1964.

Jiang Qi Feng, joined our board of directors on February 22, 2008. From September 2006 to the present, Jiang Qi Feng has served as a Teaching Assistant and a Research Assistant at Simon Fraser University in Canada, where he specializes in biology statistics, biology research and probability. Jiang Qi Feng received a Masters Degree in Computer Science from Simon Fraser University in 2006, and Bachelor’s Degrees in Bio-Statistics and Mathematics from the University of British Columbia in 2005.

Zhao Jie, joined our board of directors on February 22, 2008. From 1999 to the present, Zhao Jie has served as the Tissue Specialist of the Replant Department of Capital Health Transplant Services in Alberta, Canada, responsible for various aspects of tissue transplantation, including determining donee acceptability, processing and preserving tissue, performing surgical procedures, and quality control. In addition, Zhao Jie has written and published several books and articles regarding tissue transplantation. Zhao Jie has received awards from Capital Health for Quality and Safety (2006), Recognition of Excellence and Achievement (2002), and Teamwork (2002). Zhao Jie received a Bachelor’s Degree in Medicine from Harbin Medical University in 1988.

Qian Xu Feng, joined our board of directors on February 22, 2008. From March 2005 to the present, Qian Xu Feng has been employed by Moody’s Investors Service; from May 2007 to the present, as the Vice President and Senior Analyst, from May 2006 to May 2007, as the Assistant Vice President and Quantitative Analyst, and from March 2005 to April 2006, as the Quantitative Analyst. Prior to that, from June 2004 until February 2005, Qian Xu Feng was the Research Fellow of the Furman Center for Real Estate and Urban Policy of New York University, where she conducted empirical quantitative research in various aspects of commercial and residential properties. From September 1990 to July 1996, Qian Xu Feng was an Assistant Professor of Economics at the Beijing Normal University. Qian Xu Feng received a Ph.D. in Economics from Rutgers University in 2004, a Masters Degree in Economics from Rutgers University in 2001, a Masters Degree in Accounting from City University of New York in 1999, and a Bachelor’s Degree in Economics from Beijing Normal University in 1990

(b) Significant Employees.

Wen Chao Zhang has been the Director of Scientific and Technological Development of the Company since 2005. Mr. Zhang graduated with a PhD in biology pharmaceuticals from South China University of Technology in 1997. Mr. Zhang has been employed in various R&D roles since his graduation. Mr. Zhang completed our gene recombination medicine independently and has been responsible for researching and developing various products that have been launched by the Company since 2005.

Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Board of Directors

We have 7 members serving on our Board of Directors. Each board member is nominated for election at our annual meeting to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Board Committees

The Board of Directors has an Audit Committee, Nominating and Governance Committee, Executive Committee, a Finance Committee and a Compensation Committee, all of which were created on February 22, 2008. A description of each committee follows.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the “Code of Ethics”).  A copy of the Code of Ethics is appended as an exhibit to our Amended Report on Form 10-KSB for the year ended December 31, 2006. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer,

•	Compliance with applicable governmental laws, rules and regulations,

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code,

•	Accountability for adherence to the code,

Director Independence

While our securities are not trading on a national securities exchange or Nasdaq, our Board believes in good faith that four of our directors, that Song Chun Fan, Jiang Qi Feng, Zhao Jie and Qian Xu Feng would all qualify as independent directors under the rules of the American Stock Exchange Company Guide (the “AMEX Company Guide”), because they (i) do not currently own a significant percentage of our shares, (ii) are not currently employed by us, (iii) have not been actively involved in the management of the Company, and (iv) do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

Audit Committee

The Company has a separately designated standing Audit Committee and adopted an Audit Committee Charter on February 22, 2008. The purpose of the Audit Committee is to recommend to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee has been created after the appointment of the auditors however, have approved the inclusion of their report herewith. The Audit Committee also reviews and discusses with management and the board of directors, such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. The Audit Committee is required, at all times to be composed exclusively of directors who, in the opinion of our board of directors, are free from any relationship that would interfere with the exercise of independent judgment as a committee member and who posses an understanding of financial statements and generally accepted accounting principles. The Audit Committee is comprised of solely independent directors, Messrs. Jiang Qi Feng, Zhao Jie and Qian Xu Feng. Management believes, in good faith, that each of these members are considered “independent” under Section 303A.02 of the listing standards of American Stock Exchange, as determined by our board of directors. and that Jiang Qi Feng qualifies as an “audit committee financial expert” as defined under Item 401(c) of Regulation S-B. A copy of the Audit Committee Charter is filed as an exhibit to this Annual Report and can be made available in print free of charge to any shareholder who requests it.

Compensation Committee

The Company has designated a Compensation Committee of Board of Directors and adopted a Compensation Committee Charter on February 22, 2008. The Compensation Committee is responsible for (a) reviewing and recommending to the board of directors on matters relating to employee compensation and benefit plans, and (b) assisting the board in determining the compensation of the CEO and other executives and make recommendations to the board with respect to the compensation of the CFO, other executive officers of the Company and independent directors. The Compensation Committee is comprised independent directors, Messrs. Jiang Qi Feng, Qian Xu Feng and Song Chun Fan.

Nominating and Governance Committee

We created a Nominating and Governance Committee and adopted a Nominating and Governance Committee Charter on February 22, 2008. The purpose of this committee is to assist the board of directors in identifying qualified individuals to become board members, in determining the composition of the board of directors and in monitoring the process to assess Board effectiveness. The Nominating and Governance Committee of the board of directors comprised of independent directors Zhao Jie, Qian Xu Feng and Song Chun Fan. A copy of the Nominating and Governance Committee Charter is filed as an exhibit to this Annual Report and can be made available in print free of charge to any shareholder who requests it.

Executive Committee

We have created an Executive Committee of the Board of Directors, comprised solely of independent directors. Song Chun Fan, Zhao Jie and Jiang Qi Feng serve as members of the Executive Committee.

Finance Committee

We have created a Finance Committee of the Board of directors, comprised solely of independent directors. Qian Xu Feng, Jiang Qi Feng and Song Chun Fan serve as members of the Finance Committee.

Family Relationships

          There are no family relationships among our executive officers and directors.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2007 and December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Liu Yan-Qing Principal Executive Officer and Director	2007 2006	68,512 19,500	—	—	— 4,377	(1)	— —	— —	— —		23,877
Han Xiao-Yan Principal Financial Officer and Director	2007 2006	54,810 16,500	—	—	— 3,502	(1)	— —	— —	— —		20,002
Wang Hai-Feng Secretary/Treasurer	2007 2006	40,793 13,500	— —	— —	1,124	(1)	-- --	— —	— —
Richard B. Stuart(2) former Principal Executive Officer and Director	2007 2006	N/A —	— —	— —	— —		— —	— —	28,200	(2)	28,200
Jack M. Gertino(2) former Principal Financial Officer and Director	2007 2006	N/A —	— —	— —	— —		— —	— —	56,325	(2)	56,325
TOTAL			—	—			—	—			128,314

(1) Option Awards represent the aggregate grant date fair value of options to purchase 10,000 common shares for Dr Liu, 8,000 common shares for Ms. Han, and 5,000 common shares for Mr. Wang, computed in accordance with FAS 123R.  The grant, vesting and forfeiture information and assumption made in valuation may be found in Note 5 to our financial statements for the year ended December 31, 2007, which are attached hereto, beginning on Page F-1, and in the notes following the table below.

(2) Mr. Stuart and Mr. Gertino are former officers and directors of the publicly traded company, China Sky One, and have resigned from all positions and ceased receiving any form of compensation in May 2006 at the time of the reverse merger of ACPG into China Sky One. We recorded compensation expense for Richard B. Stuart and Jack M. Gertino, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing specific business opportunities for a possible business combination during the fiscal year, participating in meetings and conference calls in connection with such opportunities, and undertaking related activities.

Summary of Employment Agreements and Arrangements

The Company does not have formal employment agreements with management at this time.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Outstanding Equity Awards at Fiscal Year-end

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
Liu Yan-Qing Principal Executive Officer and Director	0	0	10,000	(1)	$3.65	October 26, 2011	0	0	0	0
Han Xiao-Yan Principal Financial Officer and Director	0	0	8,000	(2)	$3.65	October 26, 2011	0	0	0	0
Wang Hai-Feng, Secretary/Treasurer	0	0	5,000	(3)	$3.65	October 26, 2011	0	0	0	0

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

The Plan designates a Stock Option Committee appointed by the Board of Directors (which may be the Compensation Committee) and authorizes the Stock Option committee to grant or award to eligible participants of the Company and its subsidiaries and affiliates, stock options, SARs, restricted stock performance stock awards and Bonus Stock awards for up to 1,500,000 shares of common stock of the Company. The initial members of the Stock Option Committee are the Board of Directors.

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

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2007.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 20, 2008, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. The below chart is based on 14,852,214 shares issued and outstanding as of March 20, 2008. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this prospectus are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Common Stock (1)		Percent of Class
Liu Yan-qing (2)	4,666,595	(3)	31.4%
Han Xiao-yan (2)	1,407,707	(4)	9.4%
Wang Hai-feng (2)	2,150	(5)	*
Song Chun Fan	-0-		*
Jiang Qi Feng	-0-		*
Zhao Jie	-0-		*
Qian Xu Feng	-0-		*
All Officers and Directors as a group (7 persons):	6,076,452		40.9%
Non Executive Principal Shareholders:
Trang Chong “Charles” Hung (6)	107,685	(4)	*
American Eastern Group, Inc. (7)	600,285		4.0%
American Eastern Securities, Inc. (8)	74,803	(6)	1.4%
Charles Hung, Jr. (9)	94,803	(7)

* Indicates under 1%.

(1) All shares are held of record and beneficially.

(2) The mailing address for each shareholder is the principal executive offices of the Company, Room 1706, No. 30 Di Wang Building, Gan Shui Road, Nandang District, Harbin, People’s Republic of China 150001.

(3) Includes 6,000 shares issuable upon currently exercisable options at $3.65 per share issued pursuant to the company’s 2006 Incentive Stock Plan and expiring on October 26, 2011, but does not include 4,000 shares issuable upon exercise of options vesting on June 30, 2008. Also includes 3,000,000 shares deposited into escrow pursuant to the Make Good Agreement with investors in our January 2008 Offering pursuant to which such shares may be distributed to such investors if the Company does not attain $1.75 earnings per share for the fiscal year ending in December 31, 2008, based on fully diluted shares outstanding (16,907,696) excluding warrants issued in such offering.

(4) Includes 3,800 shares issuable upon currently exercisable options at $3.65 per share issued pursuant to the company’s 2006 Incentive Stock Plan and expiring on October 26,2011, but does not include 3,200 shares issuable upon exercise of options vesting on June 30, 2008.

(5) Includes 2,000 shares issuable upon currently exercisable options at $3.65 per share issued pursuant to the company’s 2006 Incentive Stock Plan and expiring on October 26,2011, but does not include 2,000 shares issuable upon exercise of options vesting on December 31, 2008 or 1,000 options vesting on December 31, 2009.

(6) The address for each of Mr. Hung and these two entities and for Mr. Charles Hung, Jr. is 865 South Figueroa Street, #3340, Los Angeles, CA 90017. Mr. Hung is a principal of both American Eastern Group, Inc. and American Eastern Securities, Inc., and has voting and dispositive power over all of the listed shares in addition to those held in his name. Includes 67,685 shares and 40,000 shares issuable upon exercise of warrants. Does not include shares of American Eastern Group, Inc., American Eastern Securities, Inc. and Charles Hung Jr. and EIC Investments, which shares are deemed owned as part of a group in which Mr. Hung is a part (see notes 5 and 6 below).

(6) Includes 100,285 shares and 500,000 shares of the Common Stock issuable upon exercise of warrants at $2.00 per share, expiring on July 31, 2009. Both Mr. Hung and Charles Hung Jr. are officers and control persons of this entity (See “Item 13. Certain Relationships and Related Transactions, and Director Independence”).

(8) Includes 54,803 shares and 20,000 shares of the common stock of the Company issuable upon exercise of warrants exercisable at $3.00, expiring March 31, 2008, and 10,000 warrants exercisable at $3.50 , expiring on October 10, 2008. (See “Item 13. Certain Relationships and Related Transactions, and Director Independence”). Mr. Hung has indicated his intent to exercise all such warrants.

(9) Includes 40,000 shares of common stock issuable upon exercise of warrants held by Mr. Charles Hung Jr., as well as 54,803 shares of common stock held by EIC Investments, LLC, an entity in which Mr. Charles Hung Jr. is a manager.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Effective May 30, 2006, we acquired 100% of ACPG in a stock-for-stock exchange. The transaction was treated as a reverse merger and a recapitalization of ACPG for financial reporting purposes. As part of the exchange, Liu Yan-qing and Han Xiao-yan, officers and directors of ACPG and TDR, received 4,660,595 and 1,402,907 shares, respectively, of the common stock of China Sky One in exchange for their ownership interest in ACPG. The other shareholders of ACPG received a total of 4,129,875 shares of common stock of China Sky One for their ownership interest in ACPG, including American Eastern Group, Inc., American Eastern Securities, Inc., and its principal, Trang Chong (Charles) Hung, who received 87,685 shares, 54,803 shares, and 87,685 shares of the Company, respectively, in connection with the transaction.

In connection with the closing of the stock exchange described above, the Company entered into a consulting agreement with former officers of China Sky One dated May 11, 2006, with Jack M. Gertino and Richard B. Stuart, officers and directors who resigned at closing, providing for their services as consultants. For such services, China Sky One and ACPG agreed to compensate Messrs. Gertino and Stuart as follows: (a) the sum of $3,000 per month for a period of two years; (b) the issuance of a total of 219,212 shares of restricted common stock (or 109,606 shares each) of the Company. In addition, under this arrangement, the Company granted to Mr. Gertino an option to purchase a total of 50,000 shares at a price of $3.00 per share at any time before December 20, 2008.

China Sky One has incurred fees to American Eastern Group, Inc. (“AEG”), and Shenzhen DRB Investment Consultant Limited (“DRB”), in the amount of $200,000 in cash for services rendered in connection with the Exchange Agreement. In addition, in October, 2006, we granted to AES and DRB warrants to each purchase a total of 500,000 shares of common stock exercisable at any time before July 31, 2009, at a price of $2.00 per share. One-half of such warrants were deemed to be earned as of the completion of the Exchange Agreement, and the other one-half was deemed earned after completion of our private offering in October, 2006. The fair value of the above warrants was calculated as $1,469,190 as of December 31, 2006, based on the Black-Scholes model of accounting, and the total value of compensation to AES and DRB has been determined to be $2,317,128.

American Eastern Securities, Inc., acted as placement agent for the Company in connection with its private offering completed in October, 2006. The Company sold a total of 200 Units in the private offering, at a price of $15,000 per Unit, for total gross proceeds of $3,000,000 and net cash proceeds of approximately $2,745,000. Each Unit in the private offering consisted of a total of 5,000 shares of common stock and a warrant to purchase an additional 2,500 shares of common stock at any time prior to October 10, 2008, at a price of $3.50 per share. As a result, the Company sold a total of 1,000,000 shares of common stock, and issued warrants to purchase an additional 500,000 shares of common stock. As placement agent, American Eastern Securities earned a placement fee of $270,000 or 9% of the total proceeds from the private offering, and was granted a warrant to purchase Units equivalent to 10% of the Units sold in the offering in October 2006, or a total of 100,000 shares at a price of $3.00 per share, and, subject to exercising the $3.00 Warrants in full, a warrant for an additional 50,000 shares exercisable at $3.50 per share. All of the warrants described above have an expiration date of October 10, 2008. None of the warrants described in this paragraph have been exercised.

On January 31, 2008, and in order to facilitate the January 2008 Offering, Liu Yan-qing deposited 3,000,000 shares into escrow pursuant to an Escrow Agreement. These shares may be released from escrow and issued to the investors in the January 2008 Offering in the event that the Company fails to attain Earnings Per Share, as adjusted of at least (i) $1.05 per share for fiscal year ended December 31, 2007 based on fully diluted shares outstanding before the January 2008 offering (an aggregate of 13,907,696), and/or (ii) $1.75 per share for fiscal year ending December 31, 2008 based on fully diluted shares outstanding after the January 2008 Offering (an aggregate of 16,907,696 shares). While the Company has satisfied the criterion of (i) above for 2007, no assurance can be made that we will satisfy our earnings goal next year.

Item 13. Exhibits.

(a) Exhibits.  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

3.1
Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 13, 1999).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10- SB, as filed with the Securities and Exchange Commission on May 13, 1999).

3.3	Finance Committee Charter

3.4	Audit Committee Charter

3.5	Compensation Committee Charter

3.6	Nominating and Governance Committee Charter

3.7	Executive Committee Charter

4.1 ***
Form of Class A Warrant exercisable at $12.50 per share issued to investors in connection with offering of 2,500,000 shares of common stock and 750,000 Class A Warrants on January 31, 2008 (the “January 2008 Offering”).

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

10.5*	Warrant granted to American Eastern Group, Inc., dated October 10, 2006.

10.6*	Warrant granted to American Eastern Securities, Inc., dated October 24, 2006.

10.7***	Form of Securities Purchase Agreement between Company and investors, dated as of January 31, 2008, relating to January 2008 Offering.

10.8***	Form of Registration Rights Agreement between Company and investors, dated as of January 31, 2008, relating to January 2008 Offering.

10.9***	Form of Make Good Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company and Liu Yan-Qing.

10.10***	Form of Make Good Escrow Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company and Liu Yan-Qing.

10.11***	Form of Put Agreement between Company and investors, dated as of January 31, 2008, relating to January 2008 Offering.

14.1*	Code of Ethics.

21.1*	Subsidiaries of the Company.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from exhibits filed with Annual Report on Form 10-KSB for year ended December 31, 2007, originally filed April 2, 2007.

**	Incorporated by reference from exhibits filed with Annual Report of Form 10-KSB/A for year ended December 31, 2007, filed on November 8, 2007.

***	Incorporated by reference from exhibits filed with Current Report on Form 8-K, Date of Event of January 31, 2008.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed by our principal accountants for fiscal years ended December 31, 2007 are as follows:

Accountant Name	Audit Fees	Audit Related Fees	Tax Fees		All Other Fees
Sherb & Co., Inc.	$65,000			$
Murrell, Hall McIntosh & Co. LLP	$-0-	$43,119	$6,195
e-Fang Accountancy Corp. & CPA (Year End December 2006 Audit)	$30,000

ITEM 7. FINANCIAL STATEMENTS

China Sky One Medical, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
China Sky One Medical, Inc.

We have audited the accompanying consolidated balance sheets of China Sky One Medical, Inc.
and its Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Sky One Medical, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida March 25, 2008

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

/s/ e-Fang Accountancy Corp. & CPA
City of Industry, California
March 19, 2007

(November 7, 2007 for Note 18 with respect to correction of errors)

The independent auditing firm of e-Fang Accountancy Corp & CPA. has audited the financial statements of China Sky One Medical, Inc. for the fiscal years ended December 31, 2006. e-Fang Accountancy Corp & CPA’s reports on China Sky One Medical Inc.’s financial statements for the fiscal years ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion; nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During China Sky One Medical, Inc.’s most recent fiscal year and subsequent interim periods preceding the date of this report, there were no disagreements with e-Fang Accountancy Corp & CPA. on any matter of financial statement disclosure, or auditing scope or procedure except some minor accounting issues that have already been resolved.

Dated: March 31, 2008

/s/ e-Fang Accountancy Corp., & CPA

e-Fang Accountancy Corp., & CPA

F-2B

China Sky One Medical, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2007

ASSETS

Current Assets
Cash and cash equivalents	$9,190,870
Accounts receivable	10,867,106
Other receivables	40,200
Inventories	371,672
Prepaid expenses	17,707
Total current assets	20,487,555

Property and equipment, net	6,861,432
Land Deposit	8,003,205
Intangible assets, net	1,933,014

$37,285,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,845,308
Wages payable	381,482
Welfare payable	221,911
Taxes payable	1,567,188
Deferred revenues	24,504
Total current liabilities	5,040,393

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-
Common stock ($0.001 par value, 20,000,000 shares authorized, 12,228,363 issued and outstanding)	12,228
Additional paid-in capital	9,572,608
Accumulated other comprehensive income	2,271,843
Retained earnings	20,388,134
Total stockholders' equity	32,244,813

$37,285,206

See accompanying summary of accounting policies and notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006

Revenues	$49,318,308	$19,881,715
Cost of Goods Sold	10,939,531	5,063,084
Gross Profit	38,378,777	14,818,631

Operating Expenses
Selling, general and administrative	16,163,577	10,738,285
Depreciation and amortization	443,063	121,522
Research and development	3,158,351	2,026,788
Total operating expenses	19,764,991	12,886,595

Other Income (Expense)
Other income	48,889	-
Interest expense	(10,557)	(227,857)
Total other income (expense)	38,332	(227,857)

Net Income Before Provision for Income Tax	18,652,118	1,704,179

Provision for Income Taxes
Current	3,319,173	764,462
Deferred	-	315,302
	3,319,173	1,079,764

Net Income	$15,332,945	$624,415

Basic Earnings Per Share	$1.27	$0.05
Diluted Earnings Per Share	$1.15	$0.05

Basic Weighted Average Shares Outstanding	12,094,949	12,031,536
Diluted Weighted Average Shares Outstanding	13,370,528	12,941,283

The Components of Other Comprehensive Income
Net Income	$15,332,945	$624,415
Foreign currency translation adjustment	1,849,724	364,565

Comprehensive Income	$17,182,669	$988,980

See accompanying summary of accounting policies and notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

	Common Stock				Accumulated
	Number		Additional		Other	Total
	of	Par	Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Value	Capital	Earnings	Income	Equity

Balance at December 31, 2005	10,929,370	$10,929	$2,847,438	$4,430,774	$57,554	$7,346,695

Conversion of notes payable	102,166	103	204,229	-	-	204,332
Issuance of addition common stock	1,000,000	1,000	2,978,853	-	-	2,979,853
Compensation expense for warrants	-	-	2,547,575	-	-	2,547,575
Preferential conversion feature of note	-	-	177,803	-	-	177,803
Employee stock options	-	-	65,604	-	-	65,604
Foreign currency translation adjustment	-	-	-	-	364,565	364,565
Net income	-	-	-	624,415	-	624,415

Balance at December 31, 2006	12,031,536	12,032	8,821,502	5,055,189	422,119	14,310,842

Issuance of common stock for services	30,000	30	194,970	-	-	195,000
Warrants exercised	166,827	167	515,667	-	-	515,834
Employee stock options	-	-	40,468	-	-	40,468
Foreign currency translation adjustment	-	-	-	-	1,849,724	1,849,724
Net income	-	-	-	15,332,945	-	15,332,945

	12,228,363	$12,229	$9,572,607	$20,388,134	$2,271,843	$32,244,813

See accompanying summary of accounting policies and notes to the consolidated financial statements.
China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net Income	$15,332,945	$624,415
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	443,063	246,556
Share-based compensation expense	235,468	2,878,031
Preferential conversion feature of note	-	177,803
Net change in assets and liabilities
Accounts receivables and other receivables	(7,478,964)	(1,994,678)
Inventories	(73,142)	105,655
Construction in progress	-	2,517,215
Prepaid expenses and other	93,463	(87,979)
Accounts payable and accrued liabilities	1,963,542	101,698
Related party payable	-	(18,540)
Wages payable	102,534	141,776
Welfare payable	70,280	45,056
Taxes payable	960,170	433,419
Deferred revenue	(47,879)	12,112
Net cash provided by operating activities	11,601,480	5,182,539

Cash flows from investing activities
Purchases of fixed assets	(2,222,448)	(3,022,448)
Land deposit	(8,003,205)	-
Purchase of intangible assets	(35,280)	(1,574,059)
Net cash used in investing activities	(10,260,933)	(4,596,507)

Cash flows from financing activities
Sale of common stock for cash	-	2,715,000
Issuance of convertiable notes	-	200,000
Proceeds from short-term loan	-	15,832
Proceeds from warrants conversion	515,834	-
Payment to short-term loan	(548,350)	-
Net cash provided by (used in) financing activities	(32,516)	2,930,832

Effect of exchange rate	1,296,039	132,603

Net increase in cash	2,604,070	3,649,467

Cash and cash equivalents at beginning of year	6,586,800	2,937,333

Cash and cash equivalents at end of year	$9,190,870	$6,586,800

Supplemental disclosure of cash flow information
Interest paid	$10,457	$36,429
Taxes paid	$2,359,003	$767,701

Non-cash Investing and financing activities:
Cashless exercise of warrants	$5	$-

See accompanying summary of accounting policies and notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

1.	Description of Business

China Sky One Medical, Inc. ("China Sky One" or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the change in the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc.," became effective.

Effective May 30, 2006 and pursuant to a plan of reorganization, American California Pharmaceutical Group, Inc. (“ACPG”) completed a stock change agreement with Comet Technologies, Inc., ("Comet"). Under the terms of the agreement, all of the ACPG's outstanding stock was exchanged for 10,193,377 shares of Comet common stock.   The closing of the Exchange Agreement (“Closing”), resulted in a change in voting control of Comet.  The original shareholders of ACPG hold approximately 93% of the outstanding common stock of Comet, and the former Comet shareholders hold a total of 735,993 shares of common stock, or 7% of the outstanding common stock, including stock granted under a consulting agreement to Comet’s then two current officers, who resigned as officers and directors at the closing.  The common shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as amended and Regulation D thereunder.   The transaction is treated as a reverse merger for accounting purposes.

American California Pharmaceutical Group, Inc. (“ACPG”) was incorporated in the State of California on December 16, 2003. On December 8, 2005, ACPG completed its merger with Harbin TDR Medical Science & Technology Developing Co., Ltd., (“TDR”), by exchanging 100% of its issued and outstanding common stock for 100% of the issued and outstanding shares of common stock of TDR and its subsidiaries.  TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, the People’s Republic of China (“PRC”). TDR was reorganized and incorporated as a limited liability company on December 29, 2000 pursuant to the “Corporation Laws and Regulations” of the People’s Republic of China.

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

TDR and First are a leading producers and distributors of external-Chinese medicine products in China.  The principal activities of TDR and First are the research, manufacture and sale of over-the counter non-prescription health care products.   TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in Heilongjiang Province.  TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through China domestic pharmaceutical chain stores.

China Sky One is a holding company whose principal operations are through its subsidiaries; it has no revenues separate from its subsidiaries, and has nominal expenses related to its status as a public reporting company and to its ownership interest in ACPG, TDR and TDR’s subsidiaries.

Certain reclassifications have been made to the prior year to conform to the current year presentation.

Restatement of financial statements

During the process of preparing the financial statements for the quarter ended March 31, 2007, management determined that certain significant accounting errors had been made in prior quarters. These financial statements for the year ended December 31, 2006 have been restated to account for these changes These changes have been reflected in a Form 10-KSB/A filed with the Securities and Exchange Commission in November 2007.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

The corrections of errors included in these financials are:

	Effect on December 31, 2006 Earnings	Effect on prior years earnings	Cumulative effect on Retained Earnings
Capitalization of research and development costs which should have been charged to operations when incurred	$(1,879,885)	$(12,280)	$(1,892,165)
Amortization of patent rights and covenants not to compete	(121,522)	(69,813)	(191,335)
Correction of valuation of shares issued for consulting	(446,879)	—	(446,879)
Reclassification of value of warrants issued from additional paid-in capital to consulting expense	(734,595)	—	(734,595)
Record the value of the preferential conversion feature of the convertible notes payable	(177,803)	—	(177,803)
Valuation allowance on deferred tax asset	(315,302)	—	(315,302)
Reclassification of stock compensation of $1,688,896 from a liability to contributed capital	—	—	—
	$(3,675,986)	$(82,093)	$(3,758,079)

Components of the effect of this change on the consolidated statements of operations are as follows:

	As Filed Year ended December 31, 2006	Adjustment to Restate	Restated Year ended December 31, 2006
Gross Profit	$14,818,631	$-	$14,818,631

Operating expenses
Selling General and administrative	9,556,811	1,181,474	10,738,285
Depreciation and amortization	-	121,522	121,522
Research and development	146,903	1,879,885	2,026,788
	9,703,714	3,182,881	12,886,595

Other expense (income)
Interest expense	52,032	175,825	227,857
Currency exchange adjustment	(1,978)	1,978	-
	50,054	177,803	227,857

Net income before provision for income tax	5,064,863	(3,360,684)	1,704,179

Provision for income tax:
Current	764,462	-	764,462
Deferred	-	315,302	315,302
	764,462	315,302	1,079,764

Net income	$4,300,401	$(3,675,986)	$624,415

Basic Earnings per share	$0.36	$(0.31)	$0.05
Diluted earnings per share	$0.31	$(0.28)	$0.05

Basic weighted average shares outstanding	12,031,536	12,031,536	12,031,536
Diluted weighted average shares outstanding	13,845,036	13,843,036	13,843,036

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

2.	Basis of Preparation of Financial Statements

The accompanying financial statements differ from the financial statements used for statutory purposes in PRC in that they reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with US GAAP. Such differences are immaterial.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, ACPG, TDR, and First. All inter-company transactions and balances were eliminated.

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

Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation of equity issuances such as shares of the Company’s common stock and stock options to purchase shares of the Company’s common stock, and slow moving and/or obsolete/damaged inventory. Actual results may differ from these estimates.

Earnings per share - Basic net earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

Cash and cash equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

Accounts receivable –Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Provision of allowance is made for estimated bad debts based on a periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. At December 31, 2007, the Company had no allowance for doubtful accounts. Total accounts receivable at December 31, 2007 was $10,867,106

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs accounted for using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. There was no provision provided at December 31, 2007.

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
As of December 31, 2007

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

Intangible assets – Intangible assets consists of patents, distribution rights and customer lists. Patent costs are being amortized over a total life of ten years. Distribution rights and customer lists are being amortized over 10 years.

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. There were no impairments as of December 31, 2007.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

Deferred revenues - The Company recognizes revenues as earned. Amounts billed in advance of the period in which goods are delivered are recorded as a liability under “Deferred revenue.” As of December 31, 2007 the Company has $24,504 in deferred revenue.

Shipping and Handling costs - Shipping and handling costs are included in selling, general and administrative expenses and totaled $297,728 and $181,010 for the years ended December 31, 2007 and 2006, respectively.

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

For the year ended December 31, 2007, the Company incurred $ 3,158,351 in research and development expenditures, and $2,026,788 for the year ended December 31, 2006.

Advertising—The Company expensed advertising and promotion expenses as they are incurred.  The total advertising expenses incurred for the year ended December 31, 2007 and 2006 was $4,385,045 and $1,576,781, respectively.

Slotting fees— From time to time, the Company enters into arrangements with customers in exchange for obtaining rights to place our products on customers' shelves for resale at retail.  The Company also engages in promotional discount programs in order to enhance sales in specific channels.  These payments, discounts and allowances reduce our reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104

The Company records its obligations under each arrangement at inception and amortizes the total required payments using the straight-line method over a term of time, which is normally the minimum time that we are allowed to sell our products in given retail outlets.  The Company records the balance of the amortized slotting fee not used in the current period as prepaid expenses. As the Company applies the amortized slotting fee as contra revenue,  it reduces the reported gross revenue by an amount equal to the reduction in prepaid expenses. The slotting fees incurred for the year 2006 were $777,217. No slotting fees were paid during 2007.

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

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.  The Company does not accrue taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

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

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

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

Accounting for Uncertainty in Income Taxes  – In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material effect on the Company’s financial position

Comprehensive Income – Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist entirely of foreign currency translation gains and losses

Related companies – A related company is a company in which the director has beneficial interests in and in which the Company has significant influence.

Retirement benefit costs – According to the PRC regulations on pension plans, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan.

Contributions to the pension or retirement plan are calculated at 23.5% of the employees’ salaries above a fixed threshold amount.  The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance contribution of from 21.5% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this plan.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at  December 31, 2007 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements:

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

-
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

-
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

-
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

-
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

4.	Concentrations of Business and Credit risk

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of December 31, 2007 the Company held $583,495 of cash balances within the United States of which $432,798 was in excess of FDIC insurance limits. At December 31, 2007, the Company had approximately $8,605,000, in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2007.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

Geographic Concentration; Fluctuations in Regional Economic Conditions. Nearly all of the Company’s sales are concentrated in China. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this country. Difficult economic conditions in other geographic areas into which the Company may expand may also adversely affect its business, operations and finances.

The Company provides credit in the normal course of business. Substantially all customers are located in The People's Republic of China. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Substantially all of the Company's fixed assets and operations are located in the Peoples Republic of China.

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind.

Substantially all of the Company's profits are generated from operations in mainland China.

Major Customers

During the years ended December 31, 2007 and 2006, Ningbo Yuehua Trading Co. and Guangzhou Xinghe Trading Co. accounted for approximately 14 % and 11%, respectively, of the Company’s sales. One Customer accounted for 11% of all accounts receivable as of December 31, 2007.

Major Supplier

Purchases from Harbin Yongheng Printing Ltd. for the year ended December 31, 2007 and 2006 represented approximately 23.17% and 27.36% respectively, of purchases.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

5.	Earnings per Share

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

Stock warrants and options to purchase 1,617,483 shares of common stock, all were exercisable during the year ended December 31, 2007, were included in the computation of diluted earnings per share because the average market price of our common stock were less than the option exercise prices during these periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represent s the potential dilutive effect of the securities.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

The following table sets forth our computation of basic and diluted net income (loss) per share:

	Years ended December 31,
	2007	2006
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$15,332,945	$624,415

Net income (loss) used in calculation of diluted earnings (loss) per share	$15,332,945	$624,415

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	12,094,949	12,031,536
Effect of dilutive securities:
Stock options and equivalents	1,275,579	909,747
Weighted-average common shares used in calculation of diluted earnings (loss) per share	13,370,528	12,941,283

Net income (loss) per share:
Basic	$1.27	$0.05
Diluted	$1.15	$0.05

6.	Equity and Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of December 31, 2007, non-qualified options to purchase a total of 113,500 shares have been granted under the 2006 Stock Incentive Plan. All options were granted in October 2006. An additional 50, 000 shares registered under the 2006 plan were issued outright to employees of the company. All options have an exercise price of $3.65 per share, the weighted fair market value on the date of grant was $4.25 per share. Of these 113,500 options a total of 60,500 were granted to employees and a total of 53,000 were granted to consultants. These options were valued under the following Black-Scholes assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 5 years and volatility of 39%. All 113,500 options vest over various periods for the various options granted to employees and consultants. There were no options granted in the year ended December 31, 2007. As of December 31, 2007, these options have a remaining life of approximately 4 years, and remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 6 months to 2 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award. The effect of adoption of the new standard for the year ended December 31, 2007 and 2006 related to stock options to employees were additional non-cash expenses of $40,468 and $65,604, respectively.

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period. In connection with closing of the Stock Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for the reverse merger in July 2006, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share and options to purchase up to 50,000 shares on or before December 20, 2008 at a price of US$3.00 per share.  The fair value of these warrants and options were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following weighted assumptions:  no dividends; risk-free interest rate of 4%; the contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

On October 17, 2006 the Company closed a private offering (the “October 2006 Offering”) of 200 units of equity at $15,000 per unit. Each unit consisted of 5,000 shares of the Company’s common stock at a price of $3.00 per share and a warrant purchase 2,500 shares at $3.50 per share. In this offering the Company issued at total of 1,000,000 common shares and granted warrants for the purchase of 500,000 at $3.50 per share. The Company netted $2,715,000 after fees of $275,000. The warrants in this offering expire on October 10, 2008. The warrants contain a call provision at any time after January 10, 2008, if the bid price of the Company’s common stock averages over $6.00 per share for any consecutive one week period.

In connection with the October 2006 Offering the Company granted the placement agent two warrants as follows: (i) a warrant to purchase 100,000 shares of common stock at an exercise price of $3.00 per share and (ii) a warrant to purchase 50,000 shares at $3.50 per share. The offering stipulates that the $3.00 per shares options are to be exercised prior to any of the $3.50 per share options being exercised. Both warrants to the placement agent expire on October 10, 2008.

During the year ended December 31, 2006 the Company granted to two advisors, in connection with services performed for the private placement, warrants for 500,000 shares of the Company’s common at $2.00 per share. These warrants expire on July 31, 2009. The fair value of above warrants were computed as $916,622

During the year ended December 31, 2006 the Company converted notes payable and accrued interest of $204,332 into 102,166 shares of common stock at $2.00 per share.

One January 3, 2007, the holder of 50,000 warrants dated March 11, 1999, granted prior to the May 30, 2006 company reorganization, stock exchange exercised the warrants by electing to use cashless conversion provision of the warrants and acquired 5,160 shares of the Company common stock (after giving effect to the 8-to 1 reverse stock split effected after the warrant was issued). These warrants are not included in the schedule below.

On April 3, 2007 the Company awarded 30,000 shares of restricted common stock to numerous key employees of the Company at price of $6.50 per share, total compensation expenses $195,000 under the Company’s 2006 Incentive Stock Plan.

A various times during the year ended December 31, 2007 warrant holder exercised their warrants, at various exercise prices, for total proceeds of $515,834 and a total of 161,667 shares of common stock being issued.

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of January 1, 2006	25,000	$1.50	-
Granted	1,650,000	2.58	163,500	$3.45
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2006	1,675,000	2.57	163,500	$3.45
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(161,667)	3.19	-	-
Outstanding as of December 31, 2007	1,513,333	$2.48	163,500	$3.45

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2007.

Exercise Price	Outstanding December 31, 2007	Weighted Average Remaining Life in Years	Number exercisable
$ 2.00	1,000,000	1.58	1,000,000
$ 3.00	100,000.78		100,000
$ 3.50	413,333.78		413.333
	1,513,333		1,513,000

The following table summarizes information about stock options outstanding as of December 31, 2007.

Exercise Price	Outstanding December 31, 2007	Weighted Average Remaining Life in Years	Exercisable Options	Unvested Options
$ 3.00	50,000.97		50,000	-
$ 3.65	113,500	3.50	54,150	59,350
	163,500		104,150	59,350

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

7.	Cash and Cash Equivalents

As of December 31, 2007, Cash and Cash Equivalents consist of the following:

Cash on Hand	$2,598
Bank Deposits	9,188,272
Total Cash and Cash Equivalents	$9,190,870

There is no restricted cash at the year ended December 31, 2007. Restricted cash at the year ended December 31, 2006 was $1,640,015 and had been released by the end of March, 2007.

8.	Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of December 31, 2007, inventories consist of the following:

Raw Material	$252,318
Supplemental Material	32,296
Work-in-Process	57,337
Finished Products	29,721
Total Inventory	$371,672

9.	Property and Equipment

All of TDR and its subsidiaries’ buildings and fixed assets are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 2004.  As of December 31, 2007, Property and Equipment consist of the following:

Buildings	$2,861,011
Machinery and equipment	1,568,958
Land use rights	563,469
Automobiles	318,779
Furniture and Equipments	96,501
Construction in progress	2,113,957
Total Property and Equipment	7,522,675
Less: Accumulated Depreciation	(661,243)
Property and Equipment, Net	$6,861,432

For the year ended December 31, 2007 and 2006, depreciation expenses totaled $187,231 and $125,034 respectively.

10.	Intangible Assets

As of December 31, 2007, the Company’s unamortized intangible assets consist of:

Patents	$1,599,814
Distribution rights and customer lists	333,200
Total Intangible Assets, net	$1,933,014

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

Amortization expense for the year ended December 31, 2007 and 2006 was $255,832 and $ 121,522 respectively.

Future amortizations of intangible assets are as follows:

Year ended December 31,
2008	$239,581
2009	239,581
2010	239,581
2011	239,581
2012	239,581
Thereafter	$735,109
1,933,014

Patents are amortized over the life of the patent of ten years and the distribution rights and customer lists are amortized over ten years.

11.	Taxes Payable

As of December 31, 2007, taxes payable consists of the following:

Value Added Tax, net	$612,602
Enterprise Income Tax	940,819
City Tax	4,789
Payroll Tax	8,978
Total Taxes Payable	$1,567,188

12.	Income Taxes

TDR was incorporated in the PRC which is governed by the Income Tax Law of the PRC concerning Enterprises and various local income tax laws (the “Income Tax Laws"). Under the Income Tax Laws, enterprises generally are subject to an income tax at an effective rate of 33% (30% PRC state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply.

As of December 31, 2007, TDR as a foreign enterprise continues to enjoy a preferential enterprise income tax rate at 15%. In 2007, regular PRC tax rate of 33% was applied to First.

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

 Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. As of December 31, 2007, the Company has US net operating loss carryforward’s of approximately $2,591,000 which will begin to expire in 2027. Accordingly, as mentioned above, any deferred tax asset that would result form these carryforwards have been fully reserved as of December 31, 2007.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.  The Company does not accrue taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

      Net deferred tax assets consist of the following components as of December 31, 2007:

Deferred tax assets:
NOL Carryover from China Sky One (formerly known as Comet)	$246,000
Share-based compensation expenses based on 123R	639,000
885,000
Valuation allowance	(885,000)
Net deferred tax asset	$-

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2007	2006

Computed tax at the federal statutory rate of 34%	$6,342,000	$579,000
Tax effect of US losses not utilized	170,000	715,000
Benefit from tax of reduced tax rate in The Peoples Republic of China	(3,192,827)	(529,541)
Write off of deferred income tax asset for Financial reporting purposes	-	315,305
Provision (benefit) for income taxes	$3,319,173	$1,079,764
Effective income tax rate	18%	63%

As of December 31, 2007, the Company has US net operating loss carryforward’s of approximately $724,000 which will begin to expire in 2027

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

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of December 31, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of December 31, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

13.	Promissory Note Conversion

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

As of December 31, 2007, the Company had made deposits totaling $8,003,205 related to the acquisition of these land use rights.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
As of December 31, 2007

16.	Subsequent Event

On January 31, 2008 (the “Closing Date”), China Sky One Medical, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), for the purchase and sale, in one or more closings to occur on or prior to February 15, 2007 (each, a “Closing”), of units of securities of the Company aggregating a minimum of $25,000,000 and a maximum of $30,000,000 (the “Units”), each Unit to consist of: (i) one (1) share of the Company’s common stock, $.001 par value per share (“Common Stock”); and (ii) warrants to purchase that number of shares of the Company’s Common Stock equal to thirty (30%) percent of the principal dollar amount of the Units purchased, divided by the Unit Purchase Price (rounded to the nearest whole share) and expiring on July 31, 2011, (the “Class A Warrants”), for a purchase price of $10.00 per Unit (the “Unit Purchase Price”) (the “Offering”). As of the Closing Date, the Company sold an aggregate of 2,500,000 Units to the Investors, consisting of (i) 2,500,000 shares of Common Stock (the “Purchased Shares”), and (ii) Class A Warrants to purchase 750,000 additional shares of Common Stock, at an exercise price of $12.50 per share (the “Purchased Warrants”), for an aggregate purchase price of $25,000,000 (the “Offering Proceeds”) (the “Private Placement”).

On February 22, 2008, Harbin Tian Di Ren Medical Science and Technology Company, a limited liability company organized under the laws of the People’s Republic of China (“Harbin”), which is a wholly-owned subsidiary of American California Pharmaceutical Group, Inc., a California corporation wholly-owned by China Sky One Medical, Inc., a Nevada corporation (the “Registrant”), entered into an Equity Transfer Agreement (the “Equity Transfer Agreement”) with Heilongjiang Tianlong Pharmaceutical, Inc., a corporation organized under the laws of the People’s Republic of China (Heilongjiang”), which is in the business of manufacturing external-use pharmaceuticals. Pursuant to the Equity Transfer Agreement, Harbin shall acquire 100% of the issued and outstanding capital stock of Heilongjiang from Heilongjiang’s sole stockholder in consideration for an aggregate of approximately (i) $8,000,000 in cash, and (ii) $300,000 of shares of common stock of the Registrant. The acquisition, which is subject to the Registrant’s due diligence review of Heilongjiang, as well as approval by the appropriate regulatory authorities in the People’s Republic of China, is expected to close on or before March 31, 2008.

As of February 22, 2008 (the “Effective Date”), the board of directors of the Company (the “Board”) authorized an increase in the number of directors on the Board from three (3) to seven (7), and appointed Song Chun Fan, Jiang Qi Feng, Zhao Jie and Qian Xu Feng to fill the vacancies created as a result of such increase, to serve until such time as their successors shall be duly elected, unless they resign, are removed from office, or are otherwise disqualified from serving as directors of the Corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Date: March 31, 2008	By:	/s/ Liu Yan-Qing
Liu Yan-Qing, President, CEO

Date: March 31, 2008	By:	/s/ Han Xiao-Yan
Han Xiao-Yan, CFO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	/s/ Liu Yan-Qing Liu Yan-Qing, President, CEO and Director
(Principal Executive Officer)

Date: March 31, 2008	/s/ Han Xiao-Yan Han Xiao-Yan, CFO and Director
(Principal Accounting Officer)

Date: March 31, 2008	/s/ Wang Hai-Feng Wang Hai-Feng
Secretary/Treasurer and Director

Date: March 31, 2008	/s/ Song Chun Fan Song Chun Fan
Director

Date: March 31, 2008	/s/ Jiang Qi Feng Jiang Qi Feng
Director

Date: March 31, 2008	/s/ Zhao Jie Zhao Jie
Director

Date: March 31, 2008	/s/ Qian Xu Feng Qian Xu Feng
Director