Form 10-Q
period 2008-03-31
CHINA SKY ONE MEDICAL, INC.
filed 2008-05-12
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number:	000-26059

CHINA SKY ONE MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0430322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1706, No. 30 Di Wang Building, Gan Shui Road, Nandang District, Harbin, People’s Republic of China 150001
(Address of Principal Executive Offices) (Zip Code)

86-451-53994073 (China)
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
Yes ☐ No ☒
As of May 12, 2008, the issuer had 14,972,531 shares of Common Stock issued and outstanding.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31, 2008	December 31, 2007*
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,237,994	$9,190,870
Accounts receivable	9,446,680	10,867,106
Other receivables	40,577	40,200
Inventories	794,730	371,672
Prepaid expenses	12,895	17,707
Total current assets	48,532,876	20,487,555

Property and equipment, net	7,110,186	6,861,432
Land deposit	9,036,409	8,003,205
Intangible assets, net	2,285,104	1,933,014

	$66,964,575	$37,285,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,503,762	2,845,308
Wages payable	491,035	381,482
Welfare payable	222,518	221,911
Taxes payable	1,733,135	1,567,188
Deferred revenues	18,540	24,504
Total current liabilities	4,968,990	5,040,393

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 20,000,000 shares authorized, 14,952,531 and 12,228,363 issued and outstanding, respectively)	14,953	12,228
Additional paid-in capital	33,807,551	9,572,608
Accumulated other comprehensive income	3,920,036	2,271,843
Retained earnings	24,253,045	20,388,134
Total stockholders' equity	61,995,585	32,244,813

	$66,964,575	$37,285,206

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

* Derived from December 31, 2007 audited financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$12,413,430	$5,179,116
Cost of Goods Sold	2,860,428	1,126,695
Gross Profit	9,553,002	4,052,421

Operating Expenses
Selling, general and administrative	3,956,795	2,043,776
Depreciation and amortization	76,348	83,355
Research and development	669,833	15,210
Total operating expenses	4,702,976	2,142,341

Other Income (Expense)
Other income	63,048	-
Interest expense	(1,147)	(16,494)
Total other income (expense)	61,901	(16,494)

Net Income Before Provision for Income Tax	4,911,927	1,893,586

Provision for Income Taxes
Current	1,047,016	344,265

Net Income	$3,864,911	$1,549,321

Basic Earnings Per Share	$0.28	$0.13

Basic Weighted Average Shares Outstanding	13,732,269	12,036,524

Diluted Earnings Per Share	$0.26	$0.12

Diluted Weighted Average Shares Outstanding	14,888,310	12,498,303

The Components of Other Comprehensive Income
Net Income	$3,864,911	$1,549,321
Foreign currency translation adjustment	1,620,516	258,766

Comprehensive Income	$5,485,427	$1,808,087

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income	$3,864,911	$1,549,321
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	140,009	87,579
Share-based compensation expense	10,117	10,117
Net change in assets and liabilities
Accounts receivables and other receivables	1,859,639	(1,369,449)
Inventories	(408,079)	(509,889)
Prepaid expenses	5,526	14,564
Accounts payable and accrued liabilities	(456,219)	765,133
Advances by customers	-	(67,541)
Wages payable	94,178	38,920
Welfare payable	(8,337)	13,147
Taxes payable	102,786	29,775
Deferred revenue	(6,952)	-
Net cash provided by operating activities	5,197,579	561,677

Cash flows from investing activities
Purchases of fixed assets	(42,782)	(693,667)
Land deposit	(710,656)	-
Purchase of subsidiary-Heilongjiang Haina Pharmaceutical, Inc.	(427,838)	-
Cash of subsidiary upon acquisition	82,715	-
Purchase of intangible assets	(7,139)	(66,239)
Net cash used in investing activities	(1,105,700)	(759,906)

Cash flows from financing activities
Sale of common stock for cash	25,000,000	-
Board and syndication costs	(1,512,037)	-
Proceeds from warrants conversion	739,588	-
Proceeds from short-term loan	-	5,124
Net cash provided by (used in) financing activities	24,227,551	5,124

Effect of exchange rate	727,694	316,552

Net increase in cash	29,047,124	123,447

Cash and cash equivalents at beginning of year	9,190,870	6,586,800

Cash and cash equivalents at end of period	$38,237,994	$6,710,247

Supplemental disclosure of cash flow information
Interest paid	$1,157	$5,940
Taxes paid	$944,230	$-
Share-based compensation expense	$10,117	$10,117

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
As of March 31, 2008
1.	Description of Business

The accompanying unaudited consolidated financial statements of China Sky One Medical, Inc., a Nevada corporation, and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2008 and 2007 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on March 31, 2008.

China Sky One Medical, Inc. ("China Sky One" or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the change in the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc.," became effective.

American California Pharmaceutical  Group, Inc. (“ACPG”), our non operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.” It changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the Stock Exchange Agreement with China Sky One (then known as “Comet Technologies, Inc.”) and TDR, described herein. On December 8, 2005, ACPG completed a stock exchange transaction with TDR a PRC based operating company and TDR’s subsidiaries (the “TDR Acquisition”), each of which were fully operating companies in the PRC. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

Thereafter, on May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of China Sky One. The terms of the Exchange Agreement were consummated and the acquisition was completed on May 30, 2006. As a result of the transaction, the Company issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG resulting in ACPG becoming our wholly-owned subsidiary. The transaction is treated as a reverse merger for accounting purposes.

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited (“First”) as the surviving subsidiary of TDR. The principal activities of TDR and First are the research, manufacture and sale of over-the-counter non-prescription health care products. TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in the Heilongjiang Province. TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through China’s various domestic pharmaceutical chain stores.

China Sky One is a holding company whose principal operations are through its subsidiaries; it has no revenues separate from its subsidiaries, and has nominal expenses related to its status as a public reporting company and to its ownership interest in ACPG, TDR and TDR’s subsidiaries in the PRC.

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a multitude of SFDA approved medicines and new medicine applications, organized under the laws of the PRC (“Heilongjiang”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Heilongjiang in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Heilongjiang from Heilongjiang’s sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) approximately $8,000,000 in cash, and (ii) approximately $300,000 of shares of common stock (24,809 shares, $.001 par value per share) of the Registrant.

On April 18, 2008, China Sky One through its subsidiary Harbin TDR consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina Pharmaceutical does not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjian office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012 and will enable the Company to expand its sales of medicinal products without having to go through a lengthy license application process.

Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of 3,000,000 RMB (approximately $428,571). TDR has been overseeing the operations of Haina Pharmaceutical since January of 2008 as part of its due diligence prior to closing of this acquisition.

2.	Basis of Preparation of Financial Statements

The accompanying financial statements differ from the financial statements used for statutory purposes in PRC in that they reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with US GAAP. Such differences are immaterial.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, ACPG, TDR, First, and Haina. All inter-company transactions and balances were eliminated.

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

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Provision of allowance is made for estimated bad debts based on a periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. At March 31, 2008 and December 31, 2007, the Company had no allowance for doubtful accounts.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs accounted for using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. There was no provision provided at March 31, 2008.

Property and equipment – Property and equipment are stated at the historical cost less accumulated depreciation. Depreciation on property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the assets.  An estimated residual value of 5% of cost, or valuation, was made for each items for both financial and income tax reporting purposes. The estimated lengths of useful lives are as follows:

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

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. There were no impairments as of March 31, 2008.

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

Revenue recognition– Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities. Revenue is reduced by provisions for estimated returns and allowances as well as specific known claims, if any, which are based on historical averages that have not varied significantly for the periods presented.

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

Deferred revenues - The Company recognizes revenues as earned. Amounts billed in advance of the period in which goods are delivered are recorded as a liability under “Deferred revenue.” As of March 31, 2008 the Company has $18,540 in deferred revenue.

Shipping and Handling costs - Shipping and handling costs are included in selling, general and administrative expenses and totaled $103,616 for the three months ended March 31, 2008.

Research and development—Research and development expenses include the costs associated with the Company’s internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs discussed above are expensed as incurred.

Third-party expenses were reimbursed under non-refundable research and development contracts, and are recorded as a reduction to research and development expense in the statement of operations.7

The Company recognizes in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities:  A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired.

For the three months ended March 31, 2008, the Company incurred $ 669,833 in research and development expenditures, and $15,210 for the three months ended March 31, 2007.

Advertising—The Company expensed advertising and promotion expenses as they are incurred.  The total advertising expenses incurred for the three months ended March 31, 2008 and 2007 was $369,995 and $478,776, respectively.

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

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

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

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at  March 31, 2008 because of the relatively short-term maturity of these instruments.

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

-
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are assessing the impact of the adoption of this Statement.

4.	Concentrations of Business and Credit risk

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of March 31, 2008 the Company held $2,601,706 of cash balances within the United States of which $2,301,706 was in excess of FDIC insurance limits. At March 31, 2008, the Company had approximately $35,636,288, in China bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2008 and December 31, 2007.

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

Major Customers

As of March 31, 2008 Xinteyao Ltd. accounted for approximately 14 % of the Company’s sales. During the years ended December 31, 2007, Ningbo Yuehua Trading Co. accounted for approximately 14 % of the Company’s sales. Beijing Huali Jiuzhou Medical Ltd. accounted for 11% of all accounts receivable as of March 31, 2008.

Major Suppliers

Purchases from Heilongjiang Kangda Medicine Co. accounted for approximately 45% of the Company’s purchases for the three months ended March 31, 2008. There were no major single suppliers for materials during the three months ended March 31, 2007.

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

Stock warrants and options to purchase 1,452,665 shares of common stock, all were exercisable during the three months ended March 31, 2008, and Stock warrants and options to purchase 1,868,510 shares of common stock, all were exercisable during the three months ended March 31, 2007, were included in the computation of diluted earnings per share because the average market price of our common stock were less than the option exercise prices during these periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represent s the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income (loss) per share:

	Three Months ended March 31,
	2008	2007
Numerator:
Net income (loss) used in calculation of basic earnings (loss) per share	$3,864,911	$1,549,321

Net income (loss) used in calculation of diluted earnings (loss) per share	$3,864,911	$1,549,321

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings (loss) per share	13,732,269	12,036,524
Effect of dilutive securities:
Stock options and equivalents	1,156,041	461,779
Weighted-average common shares used in calculation of diluted earnings (loss) per share	14,888,310	12,498,303

Net income (loss) per share:
Basic	$0.28	$0.13
Diluted	$0.26	$0.12

6.	Equity and Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted after March 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of March 31, 2008, non-qualified options to purchase a total of 113,500 shares have been granted under the 2006 Stock Incentive Plan. All options were granted in October 2006. All options have an exercise price of $3.65 per share, the weighted fair market value on the date of grant was $4.25 per share. Of these 113,500 options a total of 60,500 were granted to employees and a total of 53,000 were granted to consultants. These options were valued under the following Black-Scholes assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 5 years and volatility of 39%. An additional 50,000 shares registered under the 2006 Plan were issued outright to employees of the company. All 113,500 options vest over various periods for the various options granted to employees and consultants. There were no options granted in the three months ended March 31, 2008. As of March 31, 2008, these options have a remaining life of approximately 4 years, and remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 6 months to 2 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award. The effect of adoption of the new standard for the three months ended March 31, 2008 and 2007 related to stock options to employees were additional non-cash expenses of $10,117 and $10,117, respectively.

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

At various times during the three months ended March 31, 2008 warrant holder exercised their warrants, at various exercise prices, for total proceeds of $739,588.

7.	Securities Purchase Agreement and Related Transaction

On January 31, 2008 China Sky One entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, for the purchase and sale of units consisting of: (i) one (1) share of the Company’s common stock, $.001 par value per share (“Common stock”); and (ii) 750,000 Class A Warrants exercisable at $12.50 per share, and expiring on July 31, 2011 (the “Class A Warrants”), for a purchase price of $10.00 per Unit (the “January 2008 Offering”), and gross offering proceeds of $25,000,000.

Holders of the 2,500,000 shares of common stock sold in our January 2008 Offering have certain put rights and rights to receive additional shares from the Company if we sell low priced securities or from certain key shareholders in the event that certain thresholds are not met, in addition to registration rights. Specifically, these investors have:

•
The right to receive additional shares of common stock from China Sky One in the event that we sell shares (or convertible securities or warrants convertible into or exercisable for common stock) prior to January 31, 2009 at per share price (or exercise or conversion price) of less than $10.00, in such amount so as to reduce the average price paid by such shareholder to the price per share being paid by the new investors,

•
The right to receive up to 3,000,000 shares deposited into escrow by our principal shareholder, in the event that the Company fails to attain Earnings Per Share, as adjusted of at least (i) $1.05 per share for fiscal year ended December 31, 2007 based on fully diluted shares outstanding before the January 2008 offering (an aggregate of 13,907,696), and/or (ii) $1.75 per share for fiscal year ending December 31, 2008 based on fully diluted shares outstanding after the January 2008 Offering (an aggregate of 16,907,696 shares). While the Company has satisfied the criterion of (i) above for 2007, no assurance can be made that we will satisfy our earnings goal next year.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to these Class A Warrants is provided in the following “Note 8” to this Quarterly Report on Form 10-Q.

8.	Detail of the outstanding warrants and options

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of January 1, 2006	25,000	$1.50	-
Granted	1,650,000	2.58	163,500	$3.45
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2006	1,675,000	2.57	163,500	$3.45
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(161,667)	3.19	-	-
Outstanding as of December 31, 2007	1,513,333	$2.48	163,500	$3.45
Granted	750,000	12.50	-	-
Exercised	(224,168)	3.30	-	-
Expired or cancelled	-	-	-	-
Outstanding as of March 31, 2008	2,039,165	$6.08	163,500	$3.45

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2008.

Exercise Price	Outstanding March 31, 2008	Weighted Average Remaining Life in Years	Number exercisable
$2.00	1,000,000	1.33	1,000,000
$3.00	10,000.53		10,000
$3.50	279,165.53		279,165
$12.50	750,000	3.0	-
	2,039,165		1,289,165

Out of the 2,039,165 outstanding warrants, 1,289,165 shares were exercisable as of March 31, 2008. The remaining Class A Warrants represent the right to purchase an aggregate of 750,000 shares of Common Stock of the Company granted with the Securities Purchase Agreement, at an exercise price of $12.50 per share, and have the following additional characteristics:

The Class A Warrants issued in our January 2008 Offering described in Note 7 above, represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share, and have the following additional characteristics:

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

The following table summarizes information about stock options outstanding as of March 31, 2008.

Exercise Price	Outstanding March 31, 2008	Weighted Average Remaining Life in Years	Exercisable Options	Unvested Options
$3.00	50,000.72		50,000	-
$3.65	113,500	3.75	54,150	59,350
	163,500		104,150	59,350

9.	Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories in the balance sheet include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of March 31, 2008 and December 31, 2007, inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw Material	$249,730	$252,318
Supplemental Material	81,307	32,296

Work-in-Process	154,039	57,337

Finished Products	309,654	29,721
Total Inventory	$794,730	$371,672

10.	Property and Equipment

All of TDR and its subsidiaries’ buildings and fixed assets are located in the PRC and the land is used pursuant to a land use right granted by the PRC for 50 years commencing in 2004.  As of March 31, 2008 and December 31, 2007, Property and Equipment consist of the following:

	March 31, 2008	December 31, 2007
Buildings	$2,976,316	2,861,011
Machinery and equipment	1,633,220	1,568,958
Land use rights	583,162	563,469
Automobiles	374,010	318,779
Furniture and Equipments	104,288	96,501
Construction in progress	2,199,155	2,113,957
Total Property and Equipment	7,870,151	7,522,675
Less: Accumulated Depreciation	(759,965)	(661,243)
Property and Equipment, Net	$7,110,186	$6,861,432

For the three months ended March 31, 2008 and 2007, depreciation expenses totaled $70,560 and $31,131 respectively.

11.	Intangible Assets

As of the three months ended March 31, 2008 and December 31, 2007, the Company’s unamortized intangible assets consist of:

	March 31, 2008	December 31, 2007
Patents	$1,948,374	$1,599,814
Distribution rights and customer lists	336,730	333,200
Total Intangible Assets, net	$2,285,104	$1,933,014

Amortization expense for the three months ended March 31, 2008 and March 31, 2007 was $69,449 and $ 56,448 respectively.

Patents are amortized over the life of the patent of ten years and the distribution rights and customer lists are amortized over ten years.

12.	Taxes Payable

As of March 31, 2008, taxes payable consists of the following:

	March 31, 2008	December 31, 2007
Value Added Tax, net	$619,343	$612,602
Enterprise Income Tax	1,069,451	940,819
City Tax	17,378	4,789
Other Taxes and additions	26,963	8,978
Total Taxes Payable	$1,733,135	$1,567,188

13.	Land Purchase Agreement

During the second quarter in 2007 TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for development of a new biotech engineering project. Terms of the agreement called for a deposit of 30% of the total land price within 15 days after signing the agreement, 40% payment 7 days prior to the start of construction and the balance of 30% 7 days after getting the formal land use right.

The project consists of two phases:

(1)	Construction of main workshop, R&D center and office using land area of 30,000 square meters. Construction started in May 2007 and is projected to be completed by June 2008.
(2)	Construction of Second workshop and show room using land area of 20,000 square meters. Construction is expected to start in September 2008 to be completed by December 2009.

TDR has committed to the Development and Construction Administration Committee of the Harbin Song Bei New Development District that the minimum investment per square meter will be $394.

As of March 31, 2008 and December 31, 2007, the Company has deposits totaling $9,036,409 and $8,003,205 respectively, related to the acquisition of these land use rights.

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

DISCUSSION

We primarily generate revenues, through our China based indirect subsidiaries described below, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb based pharmaceutical and medicinal products.   Our principal products are external use Traditional Chinese Herbal Remedies/ Medicines commonly referred to in the industry as “TCM.” We have evolved into an integrated manufacturer, marketer and distributor of external use Chinese medicine products sold primarily in China and through Chinese domestic pharmaceutical chains and have been expanding our worldwide sales effort as well.  We sell both our own manufactured products, as well as medicinal and pharmaceutical products manufactured by others in China.

The Company achieved continuing growth on the sale of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channel.  For the three months ended March 31, 2008, total revenue was $12,413,430, a 140% increased over the same period in 2007, and the first three months of 2008 net income was $3,864,911, or $0.26 per share on a diluted basis compared to net income of $1,549,321, or $0.13 per share on a diluted basis in the same period in 2007.

All of our business is conducted through our wholly-owned subsidiary, ACPG which, in turn, wholly owns Harbin Tian Di Ren Medical Science and Technology Company (referred to herein as “TDR”) a company organized in the PRC and TDR’s subsidiaries, described above and below.

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited (“First” or “Harbin Bio Engineering”) as the surviving subsidiary of TDR.

We have also recently organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below.

Recent Developments

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., (“Heilongjiang”), a corporation with a multitude of SFDA approved medicines and new medicine applications, organized under the laws of the PRC which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Heilongjiang in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Heilongjiang from Heilongjiang’s sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) approximately $8,000,000 in cash, and (ii) approximately $300,000 of shares of common stock (24,809 shares, $.001 par value per share) of the Registrant. The seller had no material relationship with the Registrant or any of its affiliates, or any director or officer of the registrant, or any associate of any such director or officer.

On April 18, 2008, TDR consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina Pharmaceutical does not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjian office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012 and will enable the Company to expand its sales of medicinal products without having to go through a lengthy license application process.

Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Haina Pharmaceutical from its three stockholders in consideration for payment of 3,000,000 RMB (approximately $428,571). TDR has been overseeing the operations of Haina Pharmaceutical since January of 2008 as part of its due diligence prior to closing of this acquisition.

Summary of Our Research and Development Activities

We currently conduct all of our research and development (“R&D”) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own research, development and laboratory facilities located at TRD’s principal headquarters in the city of Harbin, Heilongjiang Province.

Additionally, we have established several long-term partnerships with well-known universities and enterprises in the PRC. We have built a gene medicine laboratory through a collaborative effort with Harbin Medical University; established a cell laboratory with North East Agricultural University; and founded a monoclonal antibody laboratory with Jilin University. The foregoing are more fully described in our annual report.

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

At present, our ongoing research is divided into five general areas: (1) the development of an enzyme linked immune technique to prepare extraneous diagnostic kits (see table below); (2) the development of an enzyme linked gold colloid technique to prepare extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; (4) the development of a biology protein chip for various tumor diagnostic applications; and (5) the development of a cord blood stem cell bank, as more fully described in other reports of the Company.

We currently have eight biological products under development:   HIV detection kit; a uterus cancer diagnostic kit; a breast cancer diagnostic kit; a liver cancer diagnostic kit; a rectum cancer diagnostic kit; a gastric cancer diagnostic kit; a gene recombination drug; and a multi-tumor marker protein chip detection kit.  We are also working to establish additional sales networks and cell banks covering domestic and international markets.

Testing Kits and Other Products in Production

We also have three products: AMI Diagnostic Kit, Human Urinary Albumin Elisa Kit and Early Pregnancy Diagnostic Kit that have passed the final stages of national inspection in 2006 or 2007. These diagnostic kits are being sold through drug stores, hospitals, examination stations and independent sales agents throughout the PRC.  We also plan to market these products in Vietnam, Indonesia, Philippines and eventually in Africa. We expect our sales in this product category to increase in mid 2008.

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

We are continuing our marketing efforts with respect to these testing kits which we anticipate will result in continued increased sales of these products in 2008.

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

Property and equipment are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the recoverable amount is less than the carrying amount, an impairment charge must be recognized based on the fair value of the asset.

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

Intangible assets - Intangible assets consist of patents, distribution rights and customer lists. Patent costs are being amortized over the remaining term of the patent. Distribution rights and customer lists are being amortized over 10 years.

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

For the three months ended March 31, 2008, the Company incurred $669,833 in research and development expenditures, and $15,210 for year 2007.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 as compared to Three months ended March 31, 2007

Our principal business operations are conducted through our wholly owned subsidiary, TDR, and TDR’s subsidiaries.  The results of operations of TDR have been included in the below financial statements since the acquisition date.

	March 31
	2008	Variance	2007
REVENUES
Product Sales (net of sales allowance)	$9,467,414	174%	$3,457,558
Contract Sales	2,946,016	71%	1,721,558
Total revenues	$12,413,430	140%	5,179,116

COST OF GOOD SOLD
Cost of good sold	2,860,428	154%	1,126,695
Gross Profit	$9,553,002	136%	$4,052,421

Total sales increased by 140% in the three months ended March 31, 2008 compared to 2007.  The $7.2 million increase in sales is attributable to strong performances from our sales distribution channel.

Product sales increased by 174% in the three months ended March 31, 2008, to $9,467,414 from $ 3,457,558 in 2007.  This growth in sales is attributable to volume and continuing efforts to develop our distribution channels by hiring direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions. A new subsidiary, Haina Medical (Haina) contributed $1.8 million to the product sales. TDR’s product sales in the three months ended March 31, 2008, which accounted for 81% of the total product sales for the same period, increased 114% over 2007.

Contract and Other Revenue

The following table summarizes the period over period changes in our contract and other revenues:

	March 31
	2008	Change	2007
Contract and other revenue	$2,946,016	71%	$1,721,558

Contract and other revenue was $2,946,016 in the three months ended March 31, 2008, or a significant increase of $ 1,224,458 over sales of $1,721,558 in 2007. In 2008, contract and other revenue increased primarily due to net product distribution service revenue from sales of other manufactured brands through our distribution channel, which constitutes approximately 31% of total sales in 2008.

Sales by Product Line

A break-down of our sales by product line for the three months ended March 31 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008			2007			Period-on-
			%			%	period
Product category	Quantity (Kilogram)	Sales USD	of Sales	Quantity (Kilogram)	Sales USD	of Sales	Quantity Variance

Spray	723,142	1,863,371	15%	534,729	1,344,730	26%	188,413
Plaster	126,623	362,478	3%	101,099	268,550	5%	25,524
Ointment	1,163,937	1,487,146	12%	417,680	615,322	12%	746,257
Cleaning Liquid	353,423	493,293	4%	245,810	295,041	6%	107,613
Lose weight Series	261,100	2,026,719	16%	9,127	79,964	2%	251,973
Antihypertension	136,969	1,408,792	11%	93,187	884,647	17%	43,782
Bio-chemical Products	278,320	1,825,615	15%	19,622	3,890	0%	258,698
Contract sales	1,525,670	2,946,016	24%	952,481	1,686,972	32%	573,189

Total	4,569,184	12,413,430	100%	2,373,735	5,179,116	100%

There were various changes in the break-down of sales among our product lines over the three months ended March 31, 2008 as we are now operating an additional subsidiary and are in the process of developing new products and new markets. As shown in the table above, sales volume for all product increased as compared to the three months ended March 31, 2007. To maintain our competitiveness in the PRC market, unit selling prices were reduced, however, as overall selling prices in the Chinese market decreased. Decrease of unit selling prices was also due to negotiation with certain significant customers.

Cost of Goods Sold and Product Gross Margin
	March 31
	2008	December Variance	2007
Total sales	$12,413,430	140%	$5,179,116
Cost of goods sold	$2,860,428	154%	$1,126,695
Product gross margin	77%		78%

Our product’s gross margin was 77% for first quarter 2008, compared to 78% of first quarter 2007. Although the unit selling price for the three months ended 2008 decreased compared to the comparable period in 2007, cost of sales decreased at a similar rate as more product sales were from self- production. As a result, the product gross margin decreased only 1% compared to the three months ended 2007.

Selling, General and Administrative Expenses.

The following table summarizes the period over period changes in our selling, general and administrative expenses over the last two years:

	March 31
	2008	Variance	2007
Operating Expenses
R&D Expenses	$669,833	4304%	$15,210
General, administrative and selling expenses	3,956,795	94%	2,043,776
Depreciation and amortization	76,348	(8)%	83,355
Total operating expenses	4,702,976	120%	2,142,341

Other (Income) Expenses
Other income	(63,048)		-
Interest expense	1,147		16,494
Total other ( income) expenses	$(61,901)		$16,494

Gross sales increased approximately $7.2 million in the three months ended March 31, 2008 and corresponding, selling, general and administrative expenses for the three months ended March 31, 2008 increased by $2.0 million over 2007. Selling expenses increased 90% due to the increase of sales. General and administrative expenses increased 359% compare to 2007.

Research and development expenses were $669,833 in the three months ended March 31, 2008 compared to $15,210 for 2007.  We anticipate R&D expenses will increase as we conduct additional clinical trials and seek out additional patents and claims for our products.

2008 Outlook

We expect slaes in 2008 to increase by 62% to approximately $80 million with increase in all categories of our product sales. Sales are expected to increase $0.77 million in Spray products, $0.27 million in Plaster products, $5.32 million in Ointment products, $0.62 million in Cleaning Liquid products, $5.60 million in Lose Weight Series, $0.77 million in Antihypertension products, $8.07 million in Bio-chemical products. Contract sales are expected to decrease $5 million due to the acquisition of Heilongjiang Tianlong Pharmaceutical, Inc. while sales from Heilongjiang Tianlong Pharmaceuticalwill increase $14.40 million. We expect our cost of sales will increase $6.26 million, gross profit will increase $24.52 million, and gross margin will be at 78.5%.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash, cash equivalents and marketable securities, our working capital, and our cash flow activity as of the end of, and for each of, three months period for the last two years:

	2008	2007

As of March 31:
Cash, cash equivalents and marketable securities	$38,237,994	$6,710,247
Working capital	$43,563,886	9,001,591

Three Months Ended March 31:
Cash provided by (used in):
Operating activities	$5,197,579	$561,677

Investing activities	$(1,105,700)	$(759,906)
Financing activities	$24,227,551	$5,124

As of March 31, 2008, cash and cash equivalents were $38,237,994, an increase of 470% over March 31, 2007. The increase of $31.5 million in 2007 was primarily due to: an increase net income of $2.3 million and the issuance of 2,500,000 shares of common stock for $24.2 million.

The Company’s current ratio at March 31, 2008 was 9.77, and quick ratio was 9.60.  Its primary sources of funds include cash balances, cash flow from operations, and sales of equity.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's current operating and capital requirements.

There was no restrictive bank deposit pledged as of March 31, 2008. Therefore, the Company did not have to maintain any minimum balance in the relevant deposit account as security.

Cash flows provided by operating activities were $5.2 million for the three months ended March 31, 2008 compared to cash provided by operating activities of $562,000 for the comparable 2007 period. The increase in cash provided by operating activities of $4.6 million was attributable primarily to the greater sales compared to three months ended March 31, 2007.

Working capital at March 31, 2008 was $43.6 million, compared to $9.0 million at March 31, 2007. Significant factors that resulted in an increase in 2008 working capital were: a $31.5 million increase in cash, cash equivalents, and a $5.0 million increase in accounts receivable primarily due to increased sales of $7.2 million in three months ended March 31, 2008.

These increases were partially offset by:  a $ 1.1 million increase in income taxes payable primarily due to higher profitability; a $916,000 increase in accounts payable, and other accrued liabilities including increases in accruals in wages.

Inventories increased only marginally as of March 31, 2008, from 2007.  The Company has a small inventory on hand primarily due to the enhanced productivity of newly purchased equipment and machinery, and the popularity of Company products in the market.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2008, the Company had no material derivative instruments. The Company may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

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

Currency Exchange Fluctuations

All of Company’s revenues and majority of the expenses in the first quarter ended March 31, 2008 of fiscal 2008 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 7.006 RMB to 1 U.S. Dollar. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our first quarter ended March 31, 2008 of fiscal 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company regularly reviews its internal controls and plans on updating and expanding the same as an accelerated filer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 1A. Risk Factors.

In the three month period ended March 31, 2008, and subsequent period through the date hereof, there were no material changes to our risk factors previously disclosed in Item 1. to Part 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended March 31, 2008, and subsequent period through the date hereof, other than as previously reported (as such term is defined in Rule 12b-2) we did not engage in any unregistered sales of equity securities other then as a result of the exercise of various options and warrants.

In all, an aggregate of 243,018 shares were issued upon exercise of warrants or options held by 12 persons between January 1, 2008 and March 31, 2008, at exercise prices varying between $3.00 and $3.50. An additional 110,000 shares were issued upon exercise of warrants or options and employee options held by 5 persons since March 31, 2008 and the date hereof.

Management believes that these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) since, among other exemptions, pursuant to Regulation D and Section 4(2) of the Securities Act, since sales were made on an unsolicited basis, to a limited number of investors who represented that they are accredited investors.

Item 3. Defaults Upon Senior Securities.

In the three-month period ended March 31, 2008, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

In the three-month period ended March 31, 2008, and subsequent period through the date hereof, the we did not submit any matters to a vote of our stockholders:

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended March 31, 2008, or subsequent period through the date hereof, which was not so reported.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of principal executive officer pursuant to Section 13a-14(a) — filed herewith
31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a) — filed herewith
32.1	Certification of principal executive officer pursuant to Section 1350 — filed herewith
32.2	Certification of principal financial and accounting officer pursuant to Section 1350 — filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.
Dated: May 12, 2008	By:	/s/ Liu Yan-Qing
Liu Yan-Qing President and Chief Executive Officer

Dated: May 12, 2008	By:	/s/ Liao Xiaoqing
Liao Xiaoqing Chief Financial Officer, Secretary