Form 10-Q
period 2008-06-30
CHINA SKY ONE MEDICAL, INC.
filed 2008-08-11
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

Commission file number:	000-26059

CHINA SKY ONE MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0430322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1706, No. 30 Di Wang Building, Gan Shui Road, Nangang District, Harbin, People’s Republic of China 150001
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

As of August 11, 2008, the issuer had 15,066,190 shares of Common Stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007*
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$42,531,405	$9,190,870
Accounts receivable	9,307,335	10,867,106
Other receivables	6,572	40,200
Inventories	1,424,155	371,672
Prepaid expenses	32,314	17,707
Total current assets	53,301,781	20,487,555

Property and equipment, net	13,888,867	6,861,432
Land deposit	8,507,202	8,003,205
Intangible assets, net	4,489,344	1,933,014

	$80,187,194	$37,285,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,193,102	2,845,308
Wages payable	633,203	381,482
Welfare payable	210,730	221,911
Taxes payable	3,403,698	1,567,188
Deferred revenues	-	24,504
Total current liabilities	8,440,733	5,040,393

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 20,000,000 shares authorized,
14,982,531 and 12,228,363 issued and outstanding, respectively)	14,982	12,228
Additional paid-in capital	33,940,144	9,572,608
Accumulated other comprehensive income	7,635,977	2,271,843
Retained earnings	30,155,358	20,388,134
Total stockholders' equity	71,746,461	32,244,813

	$80,187,194	$37,285,206

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

*	Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed with the Securities and Exchange Commission on March 31, 2008).

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$23,748,592	$14,645,247	$36,162,022	$19,824,363
Cost of Goods Sold	5,522,314	3,308,648	8,382,742	4,435,343
Gross Profit	18,226,278	11,336,599	27,779,280	15,389,020

Operating Expenses
Selling, general and administrative	6,587,059	5,654,199	10,543,854	7,697,975
Depreciation and amortization	139,004	137,587	215,352	220,942
Research and development	1,372,579	380,630	2,042,412	395,840
Total operating expenses	8,098,642	6,172,416	12,801,618	8,314,757

Other Income (Expense)
Other (expense) income	(35,539)	7,228	27,509	12,027
Interest expense	(132,495)	-	(133,642)	(16,494)
Total other income (expense)	(168,034)	7,228	(106,133)	(4,467)

Net Income Before Provision for Income Tax	9,959,602	5,171,411	14,871,529	7,069,796

Provision for Income Taxes
Current	1,848,935	943,887	2,895,951	1,288,152

Net Income	$8,110,667	$4,227,524	$11,975,578	$5,781,644

Basic Earnings Per Share	$0.54	$0.35	$0.84	$0.48

Basic Weighted Average Shares Outstanding	14,971,652	12,084,938	14,253,547	12,060,865

Diluted Earnings Per Share	$0.50	$0.34	$0.78	$0.46

Diluted Weighted Average Shares Outstanding	16,090,211	12,531,385	15,372,106	12,504,845

The Components of Other Comprehensive Income
Net Income	$8,110,667	$4,227,524	$11,975,578	$5,781,644
Foreign currency translation adjustment	3,743,618	327,771	5,364,134	586,537

Comprehensive Income	$11,854,285	$4,555,295	$17,339,712	$6,368,181

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income	$11,975,578	$5,781,644
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	352,833	251,441
Share-based compensation expense	20,234	215,239
Net change in assets and liabilities
Accounts receivables and other receivables	1,972,239	(587,516)
Inventories	(807,993)	(821,187)
Prepaid expenses	(14,607)	91,539
Accounts payable and accrued expenses	2,217,365	1,914,466
Advances by customers	-	(67,541)
Wages payable	268,274	405,264
Welfare payable	(11,181)	34,484
Taxes payable	1,872,324	1,212,705
Deferred revenues	(24,504)	-
Net cash provided by operating activities	17,820,563	8,430,538

Cash flows from investing activities
Purchases of fixed assets	(667,432)	(2,304,372)
Land deposit	-	(7,664,751)
Purchases of subsidiaries	(8,437,375)	-
Purchase of intangible assets	(7,139)	(58,751)
Net cash used in investing activities	(9,111,946)	(10,027,874)

Cash flows from financing activities
Sale of common stock for cash, net of offering costs	23,487,963	-
Proceeds from warrants conversion	840,000	90,000
Proceeds from short-term loan	-	(511,672)
Net cash provided by (used in) financing activities	24,327,963	(421,672)

Effect of exchange rate	303,955	586,537

Net increase (decrease) in cash	33,340,535	(1,432,471)

Cash and cash equivalents at beginning of period	9,190,870	6,586,800

Cash and cash equivalents at end of period	$42,531,405	$5,154,329

Supplemental disclosure of cash flow information
Interest paid	$1,157	$5,940
Taxes paid	$6,366,350	$-

On April 3, 2008, the Company acquired a 100% ownership interest in Heilongjiang Tianlong Pharmaceutical. Approximate net assets acquired (see note 2) consisted of the following:

Fixed assets	$6,314,871
Intangible assets	1,786,990
Other	170,000
Net assets acquired	$8,271,861

On April 18, 2008, the Company acquired Heilongjiang Haina Pharmaceutical Inc. ("Haina"). Approximate net assets acquired (see note 2) consisted of the following:

Intangible assets	$437,375

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business

The accompanying unaudited consolidated financial statements of China Sky One Medical, Inc., a Nevada corporation, and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2008 and 2007 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on March 31, 2008.

China Sky One Medical, Inc. ("China Sky One" or the “Company”), a Nevada corporation, was formed on February 7, 1986, and was formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the change in the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc.," became effective.

American California Pharmaceutical  Group, Inc. (“ACPG”), the Company’s non operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.” It changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the Stock Exchange Agreement with China Sky One (then known as “Comet Technologies, Inc.”) and Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), a limited liability company organized under the laws of the PRC, described herein. On December 8, 2005, ACPG completed a stock exchange transaction with TDR and TDR’s subsidiaries (the “TDR Acquisition”), each of which were fully operating companies in the PRC. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

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

China Sky One is a holding company whose principal operations are through its subsidiaries. It has no revenues separate from its subsidiaries, and has nominal expenses related to its status as a public reporting company and to its ownership interest in ACPG, TDR and TDR’s subsidiaries in the PRC.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Acquisition of Businesses

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a multitude of State Food and Drug Administration (“SFDA”) approved medicines and new medicine applications, organized under the laws of the PRC (“Tianlong”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Tianlong in mid-2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from Heilongjiang’s sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of China Sky One (fair value at April 3, 2008 of $271,861). The acquisition received regulatory approval and closed on April 3, 2008.

The following table summarizes the approximate estimated fair values of the assets acquired in the Tianlong acquisition:

Fixed assets	$6,314,871
Intangible assets	1,786,990
Other	170,000
Net assets acquired	$8,271,861

On April 18, 2008, China Sky One, through its subsidiary TDR, consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”), licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina does not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjian office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006, and will expire on January 29, 2012. The GSP License will enable the Company to expand its sales of medicinal products without having to go through a lengthy license application process.

The following table summarizes the approximate estimated fair values of the assets acquired in the Haina acquisition:

Intangible assets	$437,375

Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of 3,000,000 RMB (approximately $437,375). TDR has been overseeing the operations of Haina since January of 2008 as part of its due diligence prior to closing of this acquisition.

The following table contains pro forma condensed consolidated income statement information assuming the Tianlong and Haina transactions closed on January 1, 2007, for the six month periods ended June 30, 2008 and 2007.

	2008	2007
Revenues	$36,723,407	$20,895,559
Operating Income	$15,065,026	$7,249,262
Net Income	$12,052,245	$5,935,209
Basic Earnings Per Share	$0.85	$0.49
Diluted Earnings Per Share	$0.78	$0.47

On June 9, 2008, TDR entered into a Merger and Acquisition Agreement (the “Acquisition Agreement”) with Peng Lai Jin Chuang Company, a corporation organized under the laws of the PRC (“Jin Chuang”), which was recently organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. Pursuant to the Acquisition Agreement, TDR shall acquire all of the assets of Jin Chuang in consideration for an aggregate of approximately (i) $2,500,000 in cash, and (ii) 381,606 shares of common stock of the Registrant (fair value of approximately $4,600,000). The acquisition, which is subject to the Registrant’s due diligence review of Jin Chuang, had not closed as of June 30, 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Basis of Preparation of Financial Statements

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ACPG, TDR, First, Haina and Tianlong. All significant inter-company transactions and balances were eliminated.

The accompanying financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. This basis of accounting differs from that used under applicable accounting requirements in the PRC.  No material adjustment was required.

4.	Summary of Significant Accounting Policies

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

Significant estimates included values and lives assigned to acquired tangible and intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation of equity issuances such as shares of the Company’s common stock and stock options and warrants to purchase shares of the Company’s common stock, and slow moving and/or obsolete/damaged inventory. Actual results may differ from these estimates.

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

Cash and cash equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of six months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Provision of allowance is made for estimated bad debts based on a periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. At June 30, 2008, the Company’s allowance for doubtful accounts was $10,735. At December 31, 2007, the Company had no allowance for doubtful accounts.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs accounted for using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. There was no inventory reserve provision recorded at June 30, 2008 and December 31, 2007.

Property and equipment – Property and equipment are stated at historical cost less accumulated depreciation. Depreciation on property, plant, and equipment is provided using the straight-line method over the estimated useful lives of the assets.  An estimated residual value of 5% of cost, or valuation, was made for each items for both financial and income tax reporting purposes. The estimated lengths of useful lives are as follows:

Buildings	30 years
Land use rights	50 years
Furniture & equipment	5 to 7 years
Transportation equipment	5 to 15 years
Machinery	7 to 14 years

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Summary of Significant Accounting Policies (continued)

Expenditures for renewals and betterments is capitalized while repairs and maintenance costs are normally charged to the statement of operations in the year in which they were incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to obtain from the use of the asset, the expenditure is capitalized as an additional cost of the asset. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts, and any gain or loss is recorded in the statements of operations.

Property and equipment are evaluated for impairment in value annually or whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditures, professional fees, and the interest expenses for the purpose of financing the project capitalized during the course of construction.

Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to the facility. In the case of construction-in-progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

Intangible assets – Intangible assets consists of patents, distribution rights and customer lists. Patent costs are being amortized over a total life of ten years. Distribution rights and customer lists are being amortized over ten years.

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. There were no impairments of long-lived assets during the six months ended June 30, 2008 and 2007.

Foreign Currency - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are recorded in RMB as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Summary of Significant Accounting Policies (continued)

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are recorded as accumulated other comprehensive income, a component of stockholders’ equity.

Revenue recognition– Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities. Revenue is reduced by provisions for estimated returns and allowances as well as specific known claims, if any, which are based on historical averages that have not varied significantly for the periods presented.

The Company occasionally applies to various government agencies for research grants. Revenue from such research grants is recognized when earned. In situations where TDR receives payment in advance for the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.

Deferred revenues - The Company recognizes revenues as earned. Amounts billed in advance of the period in which goods are delivered are recorded as a liability under “Deferred revenues.”

Research and development—Research and development expenses include the costs associated with the Company’s internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs are expensed as incurred.

Third-party expenses reimbursed under non-refundable research and development contracts are recorded as a reduction to research and development expense in the statement of operations.

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

For the six months ended June 30, 2008, the Company incurred $2,042,412 in research and development costs and $395,840 for the six months ended June 30, 2007.

Advertising—Advertising and promotion costs are expensed as incurred.  Total advertising costs for the six months ended June 30, 2008 and 2007 was $3,165,426 and $1,943,172, respectively. Advertising costs are reported as part of selling, general and administrative expenses in the statements of operations.

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

The Company estimates its tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations.  The Company adjusts income tax expense in the period in which these events occur.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Summary of Significant Accounting Policies (continued)

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.  The Company does not accrue taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The income tax rate for TDR and Tianlong is 15% based on State Council approval.

Value added tax

The Provisional Regulations of PRC Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in, or imported into, the PRC and on processing, repair and replacement services provided within the PRC.

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

Comprehensive Income – Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist entirely of foreign currency translation gains and losses.

Related companies – A related company is a company in which the director has beneficial interests in and in which the Company has significant influence.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Summary of Significant Accounting Policies (continued)

Retirement benefit costs – According to the PRC regulations on pension plans, the Company contributes to a defined contribution retirement plan organized by the municipal government in the province in which the Company was registered and all qualified employees are eligible to participate in the plan.
Contributions to the pension or retirement plan are calculated at 23.5% of the employees’ salaries above a fixed threshold amount.  The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance . The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents , accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at  June 30, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2008, did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The statement provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances.  Statement No. 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. This statement did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any acquisition after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on the Company’s financial statements.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Concentrations of Business and Credit risk

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of June 30, 2008 the Company held $2,433,863 of cash balances within the United States of which $2,133,863 was in excess of FDIC insurance limits. At June 30, 2008, the Company had $40,097,542, in China bank deposits, which may not be insured. Historically, the Company has not experienced any losses in such accounts.

Nearly all of the Company’s sales are concentrated in China. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this country. Difficult economic conditions in other geographic areas into which the Company may expand may also adversely affect its business, operations and finances.

The Company provides credit in the normal course of business. Substantially all customers are located in PRC. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Substantially all of the Company's fixed assets and operations are located in the PRC.

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind.

Substantially all of the Company's business are generated from operations in mainland China.

Major Customers

For the three and six months ended June 30, 2008 and 2007 no individual customer accounted for more than 10% of sales revenues.

Major Suppliers

Heilongjiang Kangda Medicine Co. accounted for approximately 45% of the Company’s inventory purchases for the six months ended June 30, 2008. There were no major single suppliers during the six months ended June 30, 2007.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

6.	Earnings per Share

We have applied SFAS No. 128, “Earnings Per Share” in its calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock warrants and options to purchase 1,147,796 shares of common stock were outstanding and exercisable during the six months ended June 30, 2008.  Stock warrants and options to purchase 1,798,500 shares of common stock, all but 113,500 of which were exercisable and outstanding during the six months ended June 30, 2007, were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Earnings per share (continued)

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represent s the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income (loss) per share:

	Three months ended June 30,
	2008	2007
Numerator:
Net income used in calculation of basic and diluted earnings per share	$8,110,667	$4,227,524

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	14,971,652	12,084,938
Effect of dilutive securities:
Stock options and equivalents	1,118,559	446,447
Weighted-average common shares used in calculation of diluted earnings (loss) per share	16,090,211	12,531,385

Net income per share:
Basic	$0.54	$0.35
Diluted	$0.50	$0.34

	Six months ended June 30,
	2008	2007
Numerator:
Net income used in calculation of basic and diluted earnings per share	$11,975,578	$5,781,644

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	14,253,547	12,060,865
Effect of dilutive securities:
Stock options and equivalents	1,118,559	443,980
Weighted-average common shares used in calculation of diluted earnings per share	15, 372,106	12,504,845

Net income per share:
Basic	$0.84	$0.48
Diluted	$0.78	$0.46

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Equity and Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of June 30, 2008, non-qualified options to purchase a total of 113,500 shares have been granted under the 2006 Stock Incentive Plan. All options were granted in October 2006. All options have an exercise price of $3.65 per share, the weighted fair market value on the date of grant was $4.25 per share. Of these 113,500 options a total of 60,500 were granted to employees and a total of 53,000 were granted to consultants. These options were valued under the following Black-Scholes assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 5 years and volatility of 39%. An additional 50,000 shares registered under the 2006 Plan were issued outright to employees of the Company. All 113,500 options vest over various periods for the various options granted to employees and consultants. There were no options granted in the six months ended June 30, 2008. As of June 30, 2008, these options have a remaining life of approximately 4 years, and remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 6 months to 2 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award. The effect of adoption of the new standard for the six months ended June 30, 2008 and 2007 related to stock options to employees were additional non-cash expenses of $10,117.

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

One January 3, 2007, the holder of 50,000 warrants dated March 11, 1999, granted prior to the May 30, 2006 company reorganization, stock exchange exercised the warrants by electing to use cashless conversion provision of the warrants and acquired 5,160 shares of the Company common stock (after giving effect to the 8-to-1 reverse stock split effected after the warrant was issued).

At various times during the six months ended June 30, 2008 warrant holders exercised their warrants, at various exercise prices, for total proceeds of approximately $840,000.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

8.	Securities Purchase Agreement and Related Transaction

On January 31, 2008, China Sky One entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, for the purchase and sale of units consisting of: (i) one (1) share of the Company’s common stock; and (ii) 750,000 Class A Warrants exercisable at $12.50 per share, and expiring on July 31, 2011 (the “Class A Warrants”), for a purchase price of $10.00 per Unit (the “January 2008 Offering”), and gross offering proceeds of $25,000,000.

Holders of the 2,500,000 shares of common stock sold in the Company’s January 2008 Offering have certain put rights and rights to receive additional shares from the Company if it sells low priced securities or from certain key shareholders in the event that certain thresholds are not met, in addition to registration rights. Specifically, these investors have:

•
The right to receive additional shares of common stock from China Sky One in the event that the Company sells shares (or convertible securities or warrants convertible into or exercisable for common stock) prior to January 31, 2009 at per share price (or exercise or conversion price) of less than $10.00, in such amount so as to reduce the average price paid by such shareholder to the price per share being paid by the new investors, and

•
The right to receive up to 3,000,000 shares deposited into escrow by the Company’s principal shareholder, in the event that fails to attain Earnings Per Share, as adjusted of at least (i) $1.05 per share for fiscal year ended December 31, 2007 based on fully diluted shares outstanding before the January 2008 offering (an aggregate of 13,907,696), and/or (ii) $1.63 per share for fiscal year ending December 31, 2008 based on fully diluted shares outstanding after the January 2008 Offering (an aggregate of 16,907,696 shares). While the Company has satisfied the criterion of (i) above for 2007, no assurance can be made that we will satisfy our earnings goal for 2008.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to these Class A Warrants is provided in Note 9 to this Quarterly Report on Form 10-Q.

9.	Outstanding Warrants and Options

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of January 1, 2006	25,000	$1.50	-
Granted	1,650,000	2.58	163,500	$3.45
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2006	1,675,000	2.57	163,500	$3.45
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(161,667)	3.19	-	-
Outstanding as of December 31, 2007	1,513,333	$2.48	163,500	$3.45
Granted	750,000	12.50	-	-
Exercised	(277,502)	3.03	-	-
Expired or cancelled	-	-	-	-
Outstanding as of June 30, 2008	1,985,831	$6.14	163,500	$3.45

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Outstanding Warrants and Options (continued)

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2008.

Exercise Price	Outstanding June 30,, 2008	Weighted Average Remaining Life in Years	Number exercisable
$2.00	1,000,000	1.08	1,000,000
$3.50	235,831.28		235,831
$12.50	750,000	2.75	-
	1,985,831		1,235,831

Out of the 1,985,831 outstanding warrants, 1,235,831 were exercisable as of June 30, 2008.

The Class A Warrants issued in our January 2008 Offering described in Note 8 above, represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share, and have the following additional characteristics:

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

•
At anytime following the date a Registration Statement covering the Warrant Shares is declared effective, we will have the ability to call the Class A Warrants at a price of $0.01 per Class A Warrant, upon thirty (30) days prior written notice to the holders of the Class A Warrants, provided (i) the closing price of the common stock exceeded $18.75 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by the Company, and (ii) the Company has attained an Adjusted EPS of at least $1.63 per share for the fiscal year ending December 31, 2008, as set forth in our audited financial statements of the Company.

•
If, among other things, we fail to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement, the expiration date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Outstanding Warrants and Options (continued)

•
If a Warrant-holder exercises its Put Right under the Put Agreement (as previously defined above), such Warrant-holder’s right to exercise the Class A Warrants shall be suspended, pending the satisfaction of our obligations to pay the Warrant-holder the applicable Repurchase Price. Upon receipt of the Repurchase Price in full by the Warrant-holder, the Warrant-holder’s right to exercise the Class A Warrants shall automatically and permanently terminate and expire, and the Class A Warrants shall be immediately cancelled on the books of the Company.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2008.

Exercise Price	Outstanding June 30 , 2008	Weighted Average Remaining Life in Years	Exercisable Options	Unvested Options
$3.00	50,000.28		50,000	-
$3.65	113,500	3.50	54,150	59,350
	163,500		104,150	59,350

10.	Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of June 30, 2008 and December 31, 2007, inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw Material	$296,666	$252,318
Supplemental Material	233,152	32,296
Work-in-Process	411,108	57,337
Finished Products	483,229	29,721
Total Inventories	$1,424,155	$371,672

11.	Property and Equipment

 As of June 30, 2008 and December 31, 2007, Property and Equipment consist of the following:

	June 30, 2008	December 31, 2007
Buildings	$7,120,444	2,861,011
Machinery and equipment	3,166,352	1,568,958
Land use rights	1,148,066	563,469
Transportaion equipment	786,718	318,779
Furniture and equipment	228,693	96,501
Construction in progress	2,248,177	2,113,957
Total Property and Equipment	14,698,450	7,522,675
Less: Accumulated Depreciation	(809,583)	(661,243)
Property and Equipment, Net	$13,888,867	$6,861,432

For the six months ended June 30, 2008 and 2007, depreciation expense totaled $213,935 and $124,724 respectively. In addition, depreciation included in cost of goods sold for the six months ended June 30, 2008 and 2007 was $137,481 and $30,499, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

12.	Intangible Assets

As of the six months ended June 30, 2008 and December 31, 2007, the Company’s net unamortized intangible assets consist of:

	June 30, 2008	December 31, 2007
Patents	$3,741,859	$1,599,814
Distribution rights and customer lists	747,485	333,200
Total Intangible Assets, net	$4,489,344	$1,933,014

Amortization expense for the six months ended June 30, 2008 and 2007 was $138,898, and $126,717 respectively.

Patents are amortized over the life of the patent of ten years and the distribution rights and customer lists are amortized over ten years.

13.	Taxes Payable

Taxes payable consists of the following:

	June 30, 2008	December 31, 2007
Value Added Tax, net	$1,433,931	$612,602
Enterprise Income Tax	1,887,104	940,819
City Tax	27,563	4,789
Other Taxes and additions	55,100	8,978
Total Taxes Payable	$3,403,698	$1,567,188

14.	Land Use Rights Purchase Agreement

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

The project consists of two phases:

(1)	Construction of main workshop, R&D center and office using land area of 30,000 square meters. Construction started in May 2007 and is projected to be completed by end of 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

14.	Land Use Rights Purchase Agreement (continued)

(2)	Construction of Second workshop and show room using land area of 20,000 square meters. Construction is expected to start in September 2008 to be completed by December 2009.

TDR has committed to the Development and Construction Administration Committee of the Harbin Song Bei New Development District that the minimum investment per square meter will be $394.

As of June 30, 2008 and December 31, 2007, the Company has deposits totaling $8,507,202 and $8,003,205 respectively, related to the acquisition of these land use rights.

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

The Company, like any other distributor or manufacturer of products is exposed to the inherent risk of product liability claims in the events of possible injuries caused by the use of its products. The Company does not have liability insurance with respect to product liability claims. The insurance environment of China is neither sufficient nor mature. Inadequate insurance or lack of contractual indemnification from parties supplying raw materials or marketing its products, and product liabilities related to defective products could have a material adverse effects on the Company.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which the Company might be involved in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere herein, and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Annual Report for the year ended December 31, 2007. This quarterly report on Form 10-Q contains forward-looking statements that are afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in our Annual Report for the year ended December 31, 2007, and other documents filed by us with the SEC.

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

We achieved continuing growth on the sale of our own product line and products which we sell through our distribution channel.  For the three months ended June 30, 2008, total revenue was $23,748,592, a 62% increase over the same period in 2007, and net income was $8,110,667, or $0.50 per share, compared to net income of $4,227,524, or $0.34 per share on a diluted basis in the same period in 2007.  For the six months ended June 30, 2008, total revenue was $36,162,022, an 82% increased over the same period in 2007, and net income was $11,975,578, or $0.78 per share compared to net income of $5,781,644, or $0.46 per share on a diluted basis in the same period in 2007.

All of our business is conducted through our wholly-owned subsidiary, ACPG which, in turn, wholly owns Harbin Tian Di Ren Medical Science and Technology Company (referred to herein as “TDR”) a company organized in the PRC and TDR’s subsidiaries.

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR’s acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited (“First” or “Harbin Bio Engineering”) as the surviving subsidiary of TDR.

We have also recently organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below.

Recent Developments

On June 9, 2008, TDR entered into a Merger and Acquisition Agreement (the “Acquisition Agreement”) with Peng Lai Jin Chuang Company, a corporation organized under the laws of the PRC (“Jin Chuang”), which was recently organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. Pursuant to the Acquisition Agreement, TDR shall acquire all of the assets of Peng Lai in consideration for an aggregate of approximately (i) $2,500,000 in cash, and (ii) 381,606 shares of our common stock with a fair value of approximately $4,600,000, at $12 per share. The acquisition, which is subject to our due diligence review of Jin Chuang, had not closed as of June 30, 2008.

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc. (“Tianlong”), a corporation with a multitude of SFDA approved medicines and new medicine applications, organized under the laws of the PRC, which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Tianlong in mid-2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from Tianlong’s’s sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) approximately $8,000,000 in cash, and (ii) approximately $300,000 of shares of our common stock (23,850 shares, $.001 par value per share) of the Registrant.

On April 18, 2008, TDR consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”), licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina does not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjiang office of the State Food and Drug Administration (“SFDA”). The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012, and will enable us to expand our sales of medicinal products without having to go through a lengthy license application process.

Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of 3,000,000 RMB (approximately $427,838). TDR has been overseeing the operations of Haina since January of 2008 as part of its due diligence prior to closing of this acquisition.

Summary of Our Research and Development Activities

We currently conduct all of our research and development (“R&D”) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own research, development and laboratory facilities located at TDR’s principal headquarters in the city of Harbin, Heilongjiang Province, PRC.

Additionally, we have established several long-term partnerships with well-known universities and enterprises in the PRC. We have built a gene medicine laboratory through a collaborative effort with Harbin Medical University; established a cell laboratory with North East Agricultural University; and founded a monoclonal antibody laboratory with Jilin University. The foregoing are more fully described in our annual report Form 10-KSB for the year ended December 31, 2007.

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

At present, our ongoing research is divided into five general areas: (1) the development of an enzyme linked immune technique to prepare extraneous diagnostic kits (see table below); (2) the development of an enzyme linked gold colloid technique to prepare extraneous rapid diagnostic test strip; (3) the development of a gene recombination technique to prepare gene drug; (4) the development of a biology protein chip for various tumor diagnostic applications; and (5) the development of a cord blood stem cell bank, as more fully described in our other reports.

We currently have eight biological products under development:  An HIV detection kit; a uterus cancer diagnostic kit; a breast cancer diagnostic kit; a liver cancer diagnostic kit; a rectum cancer diagnostic kit; a gastric cancer diagnostic kit; a gene recombination drug; and a multi-tumor marker protein chip detection kit.  We are also working to establish additional sales networks and cell banks covering domestic and international markets.

Testing Kits and Other Products in Production

We also have three products: AMI Diagnostic Kit, Human Urinary Albumin Elisa Kit and Early Pregnancy Diagnostic Kit that passed the final stages of national inspection in 2006 or 2007. These diagnostic kits are being sold through drug stores, hospitals, examination stations and independent sales agents throughout the PRC.  We also plan to market these products in Vietnam, Indonesia, Philippines and eventually in Africa. We expect our sales in this product category to increase in mid-2008.

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

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance.

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

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, we review our long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

Research and development - Research and development expenses include the costs associated with our internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs are expensed as incurred.

Third-party expenses were reimbursed under non-refundable research and development contracts, and are recorded as a reduction to research and development costs in the statement of operations.

We recognize in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the  AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities:  A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired.

For the six and three months ended June 30, 2008, we incurred $2,042,412 and $1,372,529, respectively, in research and development expenditures. For the six and three months ended June 30, 2007, such costs were $395,840 and $380,630.

RESULTS OF OPERATIONS

Three months ended June 30, 2008 as compared to Three months ended June 30, 2007

Our principal business operations are conducted through our wholly owned subsidiary, TDR, and TDR’s wholly owned subsidiaries.

	June 30
	2008	Variance	2007
REVENUES
Product Sales (net of sales allowance)	$21,901,582	103%	$10,773,940
Contract Sales	1,847,010	(52)%	3,871,307
Total revenues	23,748,592	62%	14,645,247

COST OF GOOD SOLD
Cost of good sold	5,522,314	67%	3,308,648
Gross Profit	$18,226,278	61%	$11,336,559

Total revenues increased by 62% in the three months ended June 30, 2008 compared to 2007.  The $9,103,345 increase in sales is attributable to strong performances from our sales distribution channels.

Product sales increased by 103% in the three months ended June 30, 2008, to $21,901,582 from $10,773,940 in 2007.  This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Contract sales of non-manufactured products amounted to $1,847,010 in the three months ended June 30, 2008, or a significant decrease of $2,024,297 from sales of $3,871,307 in 2007. In 2008, TDR began to discontinue contract sales as part of its strategic goals.

Sales by Product Line

A break-down of our sales by product line for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008			2007			Period-on-
Product category	Units	Sales USD	% of Sales	Units	Sales USD	% of Sales	period Unit Variance

Spray	1,135,436	$3,100,075	13%	1,045,658	$2,587,016	18%	89,778
Plaster	849,287	2,012,726	8%	152,226	408,364	3%	697,061
Ointment	3,538,944	6,559,479	28%	464,170	807,126	6%	3,074,774
Cleaning liquid	550,237	796,469	3%	380,716	487,920	3%	169,521
Lose weight series	1,086,170	6,013,639	25%	404,109	4,270,031	29%	682,061
Antihypertension	153,030	1,259,624	5%	218,320	2,102,988	14%	(65,290)
Contract products	1,250,670	1,861,225	8%	2,020,422	3,573,381	24%	(769,752)
Biochemical products	429,943	2,145,355	10%	177,950	408,421	3%	251,993
Total	8,993,717	$23,748,592	100%	4,863,571	$14,645,247	100%	4,130,146

A break-down of our sales by product line for the three months ended March 31 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008			2007			Period-on-
Product category	Units	Sales USD	% of Sales	Units	Sales USD	% of Sales	period Unit Variance

Spray	723,142	$1,870,457	15%	534,729	$1,349,377	26%	188,413
Plaster	126,623	356,053	3%	101,099	269,893	5%	25,524
Ointment	1,163,937	1,476,118	12%	417,680	618,889	12%	746,257
Cleaning liquid	353,423	495,714	4%	245,810	296,365	6%	107,613
Lose weight series	261,100	1,984,588	16%	9,127	64,503	1%	251,973
Antihypertension	136,969	1,419,747	11%	93,187	886,171	17%	43,782
Contract products	1,525,670	2,974,847	24%	952,481	1,691,548	33%	573,189
Biochemical products	278,320	1,835,905	15%	19,622	2,371	0%	258,698
Total	4,569,184	$12,413,430	100%	2,373,735	$5,179,116	100%	2,195,449

There were various changes in the break-down of sales among our product lines over the three months ended June 30, 2008 as we continue to develop new products and expand into new markets. As shown in the table above, sales volume for the majority of our products increased as compared to the three months ended June 30, 2007. To maintain our competitiveness in the PRC markets, unit selling prices were moderately reduced in 2008. However, we were able to negotiate a lower purchase price from our suppliers which negated the decrease in the selling prices of our products. Overall, we were able to maintain our 2007 product gross margins of 77% in the year 2008.

Cost of Goods Sold and Product Gross Margin

	Three months ended June 30,
	2008	Variance	2007
Total sales	$23,748,592	62%	$14,645,247
Cost of goods sold	$5,522,314	67%	$3,308,648
Product gross margin	77%		77%

Operating Expenses

The following table summarizes the changes in our operating expenses from $6,172,416 to $8,098,642 for each of the three month periods ended June 30, 2007 and 2008, respectively:

	Three months ended June 30,
	2008	Variance	2007
Operating Expenses
Research and development	$1,372,579	261%	$380,630
Selling, general and administrative	6,587,059	16%	5,654,199
Depreciation and amortization	139,004	1%	137,587
Total operating expenses	$8,098,642	31%	$6,172,416

Selling, general and administrative expenses for the three months ended June 30, 2008 increased $1,926,226 over the same period in 2007. The higher selling, general and administrative expenses were primarily attributable to the increased costs of marketing our products for sale and additional variable costs to support our increased product sales from $14,645,247 in 2007 to $23,748,592 in 2008.

Research and development expenses were $1,372,579 in the three months ended June 30, 2008, compared to $380,630 for 2007.  The increased R&D expenses in 2008 were primarily due to additional clinical trials and development of patents,.

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

Our principal business operations are conducted through our wholly-owned subsidiary, TDR, and TDR’s wholly owned subsidiaries.

	June 30
	2008	Variance	2007
REVENUES
Product Sales (net of sales allowance)	$32,797,580	133%	$14,098,586
Contract Sales	3,364,442	(41)%	5,725,777
Total revenues	36,162,022	82%	19,824,363

COST OF GOOD SOLD
Cost of good sold	8,382,742	89%	4,435,343
Gross Profit	$27,779,280	81%	$15,389,020

Total revenues increased by 82% in the six months ended June 30, 2008, compared to the same period in 2007.  The $18,698,994 increase in sales is attributable to strong performances from our sales distribution channels.

Product sales increased by 133% in the six months ended June 30, 2008, to $32,797,580 from $14,098,586 in 2007.  This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Contract sales amounted to $3,364,442 in the six months ended June 30, 2008, or a significant decrease of $2,361,335 from sales of $5,725,777 for the same period in 2007. In 2008, TDR began to discontinue contract sales as a part of its strategic goals.

Sales by Product Line

A break-down of our sales by product line for the six months ended June 30 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008			2007			Period-on-
Product category	Units	Sales USD	% of Sales	Units	Sales USD	% of Sales	period Unit Variance

Spray	1,858,578	4,970,532	14%	1,580,387	3,936,393	20%	278,191
Plaster	975,910	2,368,779	7%	253,325	678,256	3%	722,585
Ointment	4,702,881	8,035,597	22%	881,850	1,426,015	7%	3,821,031
Cleaning liquid	903,660	1,292,183	4%	626,526	784,285	4%	277,134
Lose weight series	1,347,270	7,998,228	22%	413,236	4,334,534	22%	934,034
Antihypertension	289,999	2,679,371	7%	311,507	3,989,159	15%	(21,508)
Contract sales	2,776,340	4,836,072	13%	2,972,903	5,264,929	27%	(196,563)
Bio-chemical Products	708,263	3,981,260	11%	197,572	410,791	2%	510,691
Total	13,562,901	36,162,022	100%	7,237,306	19,824,363	100%	6,325,595

There were various changes in the break-down of sales among our product lines over the six months ended June 30, 2008, due to developing new products and our expansion into new markets. As shown in the table above, sales volume for a majority of product increased as compared to the six months ended June 30, 2007. To maintain our competitiveness in the PRC markets, unit selling prices were moderately reduced in 2008. However, we were able to negotiate a lower price from our suppliers which partially negated the lower sale prices for our products. Overall, our gross margins were 77% for the six months ended June 30, 2008 as compared to 78% for the same period in the prior year.

Cost of Goods Sold and Product Gross Margin

	Six Months Ended June 30,
	2008	Variance	2007
Total sales	$36,162,022	89%	$19,824,363
Cost of goods sold	$8,382,742	81%	$4,435,343
Product gross margin	77%		78%

Operating Expenses

The following table summarizes the changes in our operating expenses from $8,314,757 to $12,801,618 for each of the six month periods ended June 30, 2007 and 2008, respectively:

	June 30
	2008	Variance	2007
Operating Expenses
Research and development	$2,042,412	416%	$395,840
Selling, general and administrative	10,543,854	37%	7,697,975
Depreciation and amortization	215,352	(3)%	220,942
Total operating expenses	$12,801,618	54%	$8,314,757

Selling, general and administrative expenses for the six months ended June 30, 2008 increased by $2,845,879 over the same period in 2007. Increased costs were primarily attributable to higher marketing costs of approximately $1.2 million and certain variable costs to support our increased revenues from $19,824,363 in 2007 to $36,162,022 in 2008.

Research and development expenses were $2,042,412 in the six months ended June 30, 2008, compared to $395,840 for the same period in 2007.  The increased R&D expenses in 2008 were primarily due to additional clinical trials and development of patents.

2008 Outlook

We expect our revenues in 2008 versus 2007 to increase by 62% to approximately $80 million with increase in all categories of our product sales. Sales in 2008 are expected to increase $0.77 million in Spray products, $0.27 million in Plaster products, $5.32 million in Ointment products, $0.62 million in Cleaning Liquid products, $5.60 million in Lose Weight Series, $0.77 million in Antihypertension products, $8.07 million in Bio-chemical products. Contract sales are expected to decrease $5 million due to the acquisition of Tianlong, while using the Tianlong distribution networks will increase $14.40 million. We expect our year 2008 versus 2007 cost of sales will increase $6.26 million, gross profit will increase $24.52 million, and gross margin will be at 78.5%.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash and cash equivalents position , our working capital, and our cash flow activity as of the end of, and for each of, six month periods ended June 30, 2008 and 2007:

	2008	2007

As of June 30:
Cash and cash equivalents	$42,531,405	$5,154,329
Working capital	$44,861,048	$15,447,162
Inventories	$1,424,155	$1,099,749

Six Months Ended June 30:
Cash provided by (used in):
Operating activities	$17,820,563	$8,430,538
Investing activities	$(9,102,409)	$(10,027,874)
Financing activities	$24,327,963	$(421,672)

As of June 30, 2008, cash and cash equivalents were $42,531,405 as compared to $5,154,329 at June 30, 2007. The increase of approximately $37.4 million in 2008 was primarily due to our increase in net income of approximately $6.2 million ($5,781,644 to $11,975,578 for each of the six months ended June 30, 2007 and 2008, respectively) and the receipt of net proceeds of approximately $23.5 million from the 2008 issuance of 2,500,000 shares of common stock.

Our current ratio was 6.31, versus 4.06 and the quick ratio was 6.14 versus 3.98 at June 30, 2008 and 2007, respectively.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2008.

At June 30, 2008, there are no restrictive bank deposits pledged as security.

Cash flows provided by operating activities was approximately $17.8 million for the six months ended June 30, 2008, compared to $8.4 million for the same period in 2007. The increase in cash provided by operating activities of approximately $9.4 million is primarily attributable to the increase of revenues from approximately $19.8 million to $36.2 million for each of the periods ended June 30, 2007 and 2008, respectively.

Our working capital position at June 30, 2008 was approximately $44.9 million, compared to $15.4 million at June 30, 2007. The increase of working capital at June 30, 2008 versus June 30,2007 was principally due to the 2008 capital raising activities which generated net proceeds of approximately $23.5 million.

Our inventory position amounted to approximately $1.4 million at June 30, 2008, as compared to $1.1 million at June 30, 2007. The increased inventory position primarily results from our business acquisition of Tianlong in 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2008, we had no material derivative instruments. We may enter into derivative financial instrument transactions in order to mitigate its interest rate risk on a related financial instrument in the future.

Our balance sheet includes amount of assets and liabilities whose fair values are subject to market risk. Market risk is the risk of loss arising from adverse changes in market prices or interest rates. Generally, our borrowing is short to medium term in nature and therefore approximates fair value. We currently have interest rate risk as it relates to its fixed maturity mortgage participation interest. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs by closely monitoring its interest rate debt.

We have certain risks as it relates to its investments denominated in foreign currencies. Us and our subsidiaries are mainly located in China, and there were no significant translation gains and losses recorded within each of the reporting periods presented in these financial statements. We are subject to commodity price risks arising from price of construction materials.

We are subject to market and channel risks. Over 90% of our sales are made in the PRC, where we primarily sell our products through drug chain stores. Because of this, we are dependent to a large degree upon the success of that distribution channel as well as the success of specific retailers in the distribution channel. Many of the drug stores are individual stores or very small chains, and only a few are large chain drug stores. We rely on these distribution channels to purchase, market, and sell its products. Our success is dependent, to a large degree, on the growth and success of the drug stores, which may be outside its control. There can be no assurance that the drug store distribution channels will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market. There can be no assurance that retailers in the drug store distribution channel, in the aggregate, will respond or continue to respond to our marketing commitment in these channels.

We are highly dependent upon the public perception and quality of its products, consumers’ perception of the safety and quality of its products, as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Adverse publicity may have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance of future favorable scientific results and media attention, or of the absence of unfavorable or inconsistent findings.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the six months ended June 30, 2008 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 7.006 RMB to 1 U.S. Dollar. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our second quarter ended June 30, 2008 of fiscal 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company regularly reviews its internal controls and plans on updating and expanding the same as an accelerated filer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 1A. Risk Factors.

In the three month period ended June 30, 2008, and subsequent period through the date hereof, there were no material changes to our risk factors previously disclosed in Item 1 to Part 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended June 30, 2008, and subsequent period through the date hereof, we did not engage in any unregistered sales of equity securities other than as set forth below:

Tianlong Acquisition

On April 3, 2008, Harbin Tian Di Ren Medical Science and Technology Company, a limited liability company organized under the laws of the PRC, a wholly-owned subsidiary of American California Pharmaceutical Group, Inc., our wholly-owned California subsidiary, acquired 100% of the equity of Heilongjiang Tianlong Pharmaceutical, Inc., a corporation organized under the laws of the PRC, in consideration for approximately $8,000,000 in cash, and 23,850 shares of our common stock.

Management believes that this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D and Section 4(2) of the Securities Act, among other exemptions, since sales were made on an unsolicited basis, to a limited number of investors who represented that they are accredited investors.

Warrant Exercises

Between April 1, 2008 and June 30, 2008, we issued an aggregate of 120,317 shares of our common stock to seven persons in connection with their exercise of warrants, at exercise prices ranging from $3.00 to $3.50 per share.

Between July 1, 2008 and the date hereof, we issued an aggregate of 35,839 shares of our common stock to five persons in connection with their exercise of warrants, at an exercise price of $3.50 per share.

Management believes that these transactions were exempt from the registration requirements of the Securities Act, pursuant to Regulation D and Section 4(2) of the Securities Act, among other exemptions, since sales were made on an unsolicited basis, to a limited number of investors who represented that they are accredited investors.

Issuance of Shares

As of July 15, 2008, we issued 28,975 “restricted” shares of our common stock to certain employees, directors and advisors of ours, pursuant to our 2006 Stock Incentive Plan.

Management believes that these transactions were exempt from the registration requirements of the Securities Act, pursuant to Regulation D and Section 4(2) of the Securities Act, among other exemptions, since sales were made on an unsolicited basis, to a limited number of investors who represented that they are accredited investors.

Item 3. Defaults Upon Senior Securities.

In the three-month period ended June 30, 2008, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

In the three-month period ended June 30, 2008, and subsequent period through the date hereof, we did not submit any matters to a vote of our stockholders.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended June 30, 2008, or subsequent period through the date hereof, which was not so reported.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation as filed with the Secretary of State of Nevada on July 11, 2008*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

31.2	Certification of Interim Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Principal Financial and Accounting Officer)*
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.
Dated: August 11, 2008	By:	/s/ Liu Yan-Qing
Liu Yan-Qing President and Chief Executive Officer

Dated: August 11, 2008	By:	/s/ Zhang Yukun
Zhang Yukun Interim Chief Financial Officer