Form 10QSB/A
period 2006-06-30
CHINA SKY ONE MEDICAL, INC.
filed 2008-08-13
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2)

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

•	filed with the SEC Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, on November 8, 2007;

•	filed with the SEC Amendment No. 1 to its Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006, on December 18, 2007;

•	filed with the SEC Amendment No. 1 to its Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2006, on December 18, 2007; and

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

Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006, which amended and restated certain items identified below with respect to the Form 10-QSB originally filed by the Company with the SEC on August 21, 2006 (the “Original Filing”), was filed to reflect the restatement of the Company’s financial statements for the fiscal quarter ended June 30, 2006. Detailed information regarding the accounting errors that have been corrected is provided in Note 22 of the Notes to the Financial Statements included in this 10-QSB/A. This Amendment No. 2 to the Original Filing merely amends the label to the Financial Statements to clarify that the same are indeed "Restated". Simultaneously herewith, the Company is filing an amended Form 10-QSB for the interim period ended September 30, 2006 and an amended Form 10-KSB for the fiscal year ended December 31, 2006. The Company believes that these filings will complete the Company’s obligations to amend certain of its SEC filings, as set forth in the Form 8-K.

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
June 30, 2006 (As Restated)
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

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2006 (As Restated) and 2005
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006 (As Restated)	2005	2006 (As Restated)	2005

Revenues	$5,189,235	$1,850,164	$9,168,354	$3,700,327

Cost of Goods Sold	1,245,156	533,927	2,194,754	1,067,853

Gross Profit	3,944,079	1,316,237	6,973,600	2,632,474

Operating Expenses
Selling, general and administrative	2,435,262	826,456	4,331,228	1,408,427
Depreciation and amortization	98,857	42,374	105,013	59,828
Research and development	1,910,229	12,280	1,933,375	12,280
Total operating expenses	4,444,348	881,110	6,369,616	1,480,535

Other Income (Expense)
Interest income and other income	-	-	-	-
Interest expense	(8,180)	(124)	(17,332)	(124)
Total other income (expense)	(8,180)	(124)	(17,332)	(124)

Net Income Before Provision for Income Tax	(508,449)	435,003	586,652	1,151,815

Provision for Income Taxes
Current	265,198	65,250	468,666	178,695
Deferred	(265,198)	-	(468,666)	-
	-	65,250	-	178,695

Net Income	$(508,449)	$369,753	$586,652	$973,120

Basic Earnings Per Share	$(0.05)	$0.03	$0.05	$0.09

Basic Weighted Average Shares Outstanding	10,929,370	10,929,370	10,929,370	10,929,370

Diluted Earnings Per Share	$(0.05)	$0.03	$0.05	$0.09

Diluted Weighted Average Shares Outstanding	10,929,370	10,929,370	10,929,370	10,929,370

The Components of Other Comprehensive Income
Net Income	$(508,449)	$369,753	$586,652	$973,120
Foreign currency translation adjustment	36,321	-	55,388	-

Comprehensive Income	$(472,128)	$369,753	$642,040	$973,120

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 (As Restated) and 2005
(Unaudited)

	2006 (As Restated)	2005
Cash flows from operating activities
Net Income	$586,652	$973,120
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	117,870	59,828
Share-based compensation expense	487,954	-
Deferred income tax benefit	(468,666)	-
Net change in assets and liabilities
Accounts receivables and other receivables	(828,226)	(557,657)
Inventories	(69,990)	157,618
Prepaid expenses and other	(34,508)	2,408
Accounts payable and accrued liabilities	356,864	(640,383)
Wages payable	133,871	65,529
Welfare payable	15,075	13,279
Taxes payable	422,815	171,403
Deferred revenue	(9,152)	(101,334)
Advances by customers	(143,570)	-

Net cash (used in) provided by operating activities	566,989	143,811

Cash flows from investing activities
Purchases of fixed assets	(64,475)	(32,417)
Purchase of intangible assets	(1,090,231)	(435,309)
Increase in construction in progress	(332,802)	-

Net cash (used in) investing activities	(1,487,508)	(467,726)

Cash flows from financing activities
Sale of common stock for cash	14,235	-
Proceed from short-term loans	-	483,092
Payment on short-term loans	(120,573)	-

Net cash provided by financing activities	(106,338)	483,092

Effect of exchange rate	55,388	170,204

Net increase in cash	(971,469)	329,381

Cash and cash equivalents at beginning of year	2,937,333	1,919,567

Cash and cash equivalents at end of year	$1,965,864	$2,248,948

Supplemental disclosure of cash flow information

Interest paid	$9,152	$124
Taxes paid	$-	$-

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

Revenues and Cost of Goods Sold

	6/30/06 (As Restated)	6/30/05
Revenues
Sales	$5,136,991	$1,850,164
Government grant	52,244	-
Total revenues	5,189,235	1,850,164

Cost of Goods Sold
Cost of goods sold	1,245,156	533,927
Total cost of good sold	1,245,156	533,927

Gross Profit	$3,944,079	$1,316,237

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

Operating Expenses and Other Income (Expense)

Operating Expenses	6/30/06 (As Restated)	6/30/05
Selling, general and administrative expenses	$2,435,262	$826,456
Depreciation and amortization	98,857	42,374
Research and development	1,910,229	12,280
Total operating expenses	4,444,348	881,110

Other Income (Expenses)
Interest income	-	-
Interest expense	(8,180)	(124)
Total other income (expenses)	$(8,180)	$(124)

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

Revenues and Cost of Goods Sold

Revenues	6/30/06 (As Restated)	6/30/05
Sales	$9,116,110	$3,676,172
Government grant	52,244	24,155
Total revenues	9,168,354	3,700,327

Cost of Goods Sold
Cost of goods sold	2,194,754	1,067,853
Total cost of good sold	2,194,754	1,067,853

Gross Profit	$6,973,600	$2,632,474

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

Operating Expenses and Other Income (Expense)

	6/30/06 (As Restated)	6/30/05
Operating Expenses
Selling, general and administrative expenses	$4,331,228	$1,408,427
Depreciation and amortization	105,013	59,828
Research and development	1,933,375	12,280
Total operating expenses	6,369,616	1,480,535

Other Income (Expense)
Interest income and other income	-	-
Interest expense	(17,332)	(124)
Total other income (expenses)	$(17,332)	$(124)

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

	June 30, 2006 (As Restated)	June 30, 2005

Buildings	$619,810	$619,810
Automobiles	133,998	65,422
Furniture and fixtures	4,382	3,008
Equipments	483,717	108,250
Total Property and Equipments	1,241,907	796,490
Less: Accumulated depreciation and amortization	(274,546)	(201,142)
Property and Equipment, Net	$967,361	$595,348

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

A breakdown on these costs by project is as follows:

Construction-in-Progress	Dec 31, 2005	Dec 31, 2004

Comprehensive building	$559,044	$543,479
Dewatering excavation	120,773	120,773
Factory construction	495,169	495,169
Boiler project	60,386	60,386
Fire prevention	90,580	90,580
Power supply system	96,618	96,618
Building engineering	289,855	289,855
Air-conditioning System	434,783	434,783
Road improvement	265,700	265,700
Lab construction	30,990	-
Construction-in-Progress	$2,443,898	$2,397,343

Construction-in-Progress	June 30, 2006 (As Restated)	June 30, 2005

Comprehensive building	$560,587	$547,722
Dewatering excavation	120,773	120,773
Factory construction	495,169	495,169
Boiler project	60,386	60,386
Fire prevention	90,580	90,580
Power supply system	96,618	96,618
Building engineering	289,855	289,855
Air-conditioning System	434,783	434,783
Road improvement	265,700	265,700
Lab construction	156,079	30,193
Landscape Engineering	143,626
Network Communication	62,544
Construction-in-Progress	$2,776,700	$2,431,780

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

June 30, 2006 (As Restated)
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

Current Liabilities	Dec 31, 2005	Dec 31, 2004

Accounts payables and accrued expenses	$580,941	$1,914,358
Customer deposits	142,523	69,520
Short-term loan - secured	495,840	-
Wages payable	122,643	81,016
Welfare payable	97,745	68,308
Taxes payable	145,621	47,766
Deferred revenue - government grant	55,782	101,334
Total Current Liabilities	$1,641,095	$2,282,302

Current Liabilities	June 30, 2006 (As Restated)	June 30, 2005

Accounts payables and accrued expenses	$956,391	$1,230,851
Short-term loan - secured	375,267	483,092
Advanced customer deposits	-	112,644
Wages payable	256,514	146,545
Welfare payable	112,820	81,587
Taxes payable	568,436	219,169
Deferred revenue - government grant	55,782	-
Total Current Liabilities	$2,325,210	$2,273,888

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

CHINA SKY ONE MEDICAL, INC.

Dated: August 13, 2008	By:	/s/ Liu Yan-Qing
Liu Yan-Qing President and Chief Executive Officer (principal executive officer)

Dated: August 13, 2008	By:	/s/ Zhang Yu Kun
Zhang Yu Kun Chief Financial Officer
(principal financial and accounting officer)