Form 10QSB/A
period 2006-09-30
CHINA SKY ONE MEDICAL, INC.
filed 2008-08-13
CIK 798985

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

Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2006, which amended and restated certain items identified below with respect to the Form 10-QSB originally filed by the Company with the SEC on November 14, 2006 (the “Original Filing”), was filed to reflect the restatement of the Company’s financial statements for the fiscal quarter ended September 30, 2006. Detailed information regarding the accounting errors that have been corrected is provided in Note 22 of the Notes to the Financial Statements included in this 10-QSB/A. This Amendment No. 2 to the Quarterly Report on Form 10-QSB/A merely amends the label to the Financial Statements to clarify that the same are indeed “Restated”.  Simultaneously herewith, the Company is filing an amended Form 10-QSB for the interim period ended June 30, 2006 and an amended Form 10-KSB for the fiscal year ended December 31, 2006. The Company believes that these filings will complete the Company’s obligations to amend certain of its SEC filings, as set forth in the Form 8-K.

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
September 30, 2006 (As Restated)
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

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2006 (As Restated) and 2005
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006 (As Restated)	2005	2006 (As Restated)	2005

Revenues	$6,772,575	$2,268,897	$15,940,929	$6,036,590

Cost of Goods Sold	2,207,373	720,962	4,402,127	1,816,171

Gross Profit	4,565,202	1,547,935	11,538,802	4,220,419

Operating Expenses
Selling, general and administrative	1,883,826	918,356	6,949,649	2,326,783
Depreciation and amortization	30,381	20,754	135,394	80,582
Research and development	56,086	-	1,989,461	12,280
Total operating expenses	1,970,293	939,110	9,074,504	2,419,645

Other Income (Expense)
Interest income and other income	-	-	-	-
Interest expense	(10,952)	(9,097)	(28,284)	(9,221)
Total other income (expense)	(10,952)	(9,097)	(28,284)	(9,221)

Net Income Before Provision for Income Tax	2,583,957	599,728	2,436,014	1,791,553

Provision for Income Taxes
Current	313,503	98,398	782,169	281,394
Deferred	468,666	-	-	-
	782,169	98,398	782,169	281,394

Net Income	$1,801,788	$501,330	$1,653,845	$1,510,159

Basic Earnings Per Share	$0.16	$0.05	$0.15	$0.14

Basic Weighted Average Shares Outstanding	11,240,905	10,929,370	11,033,215	10,929,370

Diluted Earnings Per Share	$0.16	$0.05	$0.15	$0.14

Diluted Weighted Average Shares Outstanding	11,240,905	10,929,370	11,033,215	10,929,370

The Components of Other Comprehensive Income
Net Income	$1,801,788	$501,330	$1,653,845	$1,510,159
Foreign currency translation adjustment	(11,920)	-	43,468	-

Comprehensive Income	$1,789,868	$501,330	$1,697,313	$1,510,159

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 (As Restated) and 2005
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

September 30, 2006 (As Restated)
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

September 30, 2006 (As Restated)
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

September 30, 2006 (As Restated)
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

September 30, 2006 (As Restated)
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

September 30, 2006 (As Restated)
Intangible Assets
Patents	$1,786,084
Less accumulated amortization	(160,955)
Total Intangible Assets	$1,625,129

11. Accounts Payable and Accrued Expense

As of September 30, 2006, Accounts Payable and Accrued Expense is $1,091,951.

September 30, 2006 (As Restated)
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

September 30, 2006 (As Restated)
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

September 30, 2006 (As Restated)

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
	(As Restated)
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

Revenues and Cost of Goods Sold

	For the Three Months Ended
	9/30/06 (As Restated)	9/30/05
Revenues
Sales	$6,772,575	$2,268,897
Government grant	-	-
Total revenues	6,772,575	2,268,897

Cost of Goods Sold
Cost of goods sold	2,207,373	720,962
Total cost of good sold	2,207,373	720,962

Gross Profit	$4,565,202	$1,547,935

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

Operating Expenses and Other Income (Expense)

	For the Three Months Ended
	9/30/06 (As Restated)	9/30/05
Operating Expenses
Selling, general and administrative expenses	$1,883,826	$918,356
Depreciation and amortization	30,381	20,754
Research and development	56,086	-
Total operating expenses	1,970,293	939,110

Other Income (Expenses)
Interest income	-	-
Interest expense	(10,952)	(9,097)
Total other income (expenses)	$(10,952)	$(9,097)

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

Revenues and Cost of Goods Sold

	For the Nine Months Ended
	9/30/06 (As Restated)	9/30/05
Revenues
Sales	$15,888,685	$6,012,435
Government grant	52,244	24,155
Total revenues	15,940,929	6,036,590

Cost of Goods Sold
Cost of goods sold	4,402,127	1,816,171
Total cost of good sold	4,402,127	1,816,171

Gross Profit	$11,538,802	$4,220,419

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

Operating Expenses and Other Income (Expense)

	For the Nine Months Ended
	9/30/06 (As Restated)	9/30/05
Operating Expenses
Selling, general and administrative expenses	$6,949,649	$2,326,783
Depreciation and amortization	135,394	80,582
Research and development	1,989,461	12,280
Total operating expenses	9,074,504	2,419,645

Other Income (Expense)
Interest income and other income	-	-
Interest expense	(28,284)	(9,221)
Total other income (expenses)	$(28,284)	$(9,221)

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

Properties and equipment, stated at cost less accumulated depreciation and amortization, consist of:

	September 30, 2006 (As Restated)	September 30, 2005
Buildings	$2,529,091	$630,271
Automobiles	133,998	65,343
Furniture and fixtures	9,261	27,971
Equipments	1,361,008	84,402
Total Property and Equipments	4,033,313	807,933
Less: Accumulated depreciation and amortization	(300,038)	(204,443)
Property and Equipment, Net	$3,733,275	$603,490

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

	September 30, 2006 (As Restated)	September 30, 2005
Current Liabilities
Accounts payables and accrued expenses	$1,091,951	$1,033,463
Short-term loan - secured	705,255	493,212
Payable - related parties	-	6,000
Advanced customer deposits	-	-
Wages payable	273,346	168,517
Welfare payable	127,495	90,512
Taxes payable	620,572	217,586
Deferred revenue - government grant	73,009	55,782
Total Current Liabilities	$2,891,628	$2,009,290

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