Form 10KSB/A
period 2006-12-31
CHINA SKY ONE MEDICAL, INC.
filed 2008-08-13
CIK 798985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

This Amendment No. 2 to the Annual Report on Form 10-KSB (the “10-KSB/A”), which amends and restates certain items identified below with respect to the Form 10-KSB originally filed by the Company with the SEC on April 2, 2007 (the “Original Filing”), and as amended by the filing of a Form 10-KSB/A on November 8, 2007, is being filed to reflect the restatement of the Company’s financial statements for the fiscal year ended December 31, 2006. Detailed information regarding the accounting errors that have been corrected is provided in Note 24 of the Notes to the Financial Statements included in this 10-KSB/A. As soon as practicable, the Company will file amended Form 10-QSBs for the interim periods ended June 30, 2006 and September 30, 2006. Subsequent to the filing of the Form 8-K, the Company determined it is not required to file an amendment to the Form 10-QSB for the interim period ended March 31, 2006.

The Company has attached to this 10-KSB/A updated certifications executed as of the date of this Form 10-KSB/A by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this 10-KSB/A.

This Form 10-KSB/A only amends and restates information as enumerated above. This Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing to the extent set forth above, or to modify or update those disclosures affected by subsequent events. These reports include, without limitation, the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 and a Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008, as well as subsequent reports, each as amended from time to time, which filings reflect more subsequent current financial. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than the restatement), and such forward-looking statements information should be read in their historical context. This Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

As more fully disclosed in Note 24, the Company changed its financial reporting regarding certain significant accounting errors to conform to accounting principles generally accepted in the United States of America. Our report date remains the same but the financial statements, as presented herein, are different from that expressed in our previous report.

e-Fang Accountancy Corp. & CPA
Certified Public Accountant

/s/ e-Fang Accountancy Corp. & CPA
City of Industry, California
March 19, 2007

(November 7, 2007 for Note 24 with respect to correction of errors)
(August 7, 2008 for Note 5 with respect to share-based compensation)

China Sky One Medical, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006 (As Restated)

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
	(As Restated)

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

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock		(As Restated)
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholers' Equity
Balance at December 31, 2004	10,929,370	$10,929	$2,847,438	$2,341,946	$-	$5,200,313

Foreign currency translation adjustment					57,554	57,554

Net income for the year ended
December 31, 2005				2,088,828		2,088,828

Balance at December 31, 2005	10,929,370	10,929	2,847,438	4,430,774	57,554	7,346,695

Conversion of notes payable	102,166	103	204,229	-	-	204,332

Issuance of addition common stock	1,000,000	1,000	2,978,853			2,979,853

Non-employees share-based compensation			2,547,575			2,547,575

Preferential conversion feature of note			177,803			177,803

Employee stock options			65,604			65,604

Foreign currency translation adjustment	-	-	-	-	364,565	364,565

Net income for the year ended
December 31, 2006	-	-	-	624,415	-	624,415

Balance at December 31, 2006	12,031,536	12,032	8,821,502	5,055,189	422,119	14,310,842

The accompanying notes are an integral part of these financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 (As Restated) and 2005

	2006	2005
	(As Restated)
Cash flows from operating activities
Net Income	$624,415	$2,088,828
Adjustments to reconcile net cash provided by
operating activities
Depreciation and amortization	246,556	98,779
Share-based compensation expense	2,878,031	-
Preferential conversion feature of note	177,803	-
Net change in assets and liabilities
Accounts receivables and other receivables	(1,994,678)	(153,163)
Inventories	105,655	269,686
Construction in progress	2,517,215	(45,158)
Prepaid expenses and other	(87,979)	4,737
Accounts payable and accrued liabilities	101,698	(1,255,005)
Related party payable	(18,540)	(38,601)
Wages payable	141,776	40,378
Welfare payable	45,056	28,554
Taxes payable	433,419	94,919
Deferred revenue	12,112	(44,185)
Advances by customers	-	-

Net cash (used in) provided by operating activities	5,182,539	1,089,769

Cash flows from investing activities
Purchases of fixed assets	(3,022,448)	(367,555)
Purchase of intangible assets	(1,574,059)	(408,933)

Net cash (used in) investing activities	(4,596,507)	(776,488)

Cash flows from financing activities
Sale of common stock for cash	2,715,000	94,795
Issuance of convertiable notes	200,000	-
Proceeds from short-term loan	15,832	495,840

Net cash provided by financing activities	2,930,832	590,635

Effect of exchange rate	132,603	22,986

Net increase in cash	3,649,467	926,902

Cash and cash equivalents at beginning of year	2,937,333	2,010,431

Cash and cash equivalents at end of year	$6,586,800	$2,937,333

Supplemental disclosure of cash flow information

Interest paid	$36,429	$17,563
Taxes paid	$767,701	$288,533
Share-based compensation expense	$2,878,049	$-

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R. The Company uses the Black-Scholes model to value stock-based compensation expense. The risk-free interest rate is based on the U.S. Treasury zero coupon issues with an equivalent remaining term at the time of the option grant. Expected volatility is based on the historical volatility of the Company’s stock price and the volatility of public companies that the Company considered comparable.  The effect of adoption of the new standard for the year ended December 31, 2006 related to stock options to employees were additional non-cash expenses of $65,604.   As of December 31, 2006, stock options to acquire 113,500 shares of common stock are held by employees and begin to vest in June, 2007.   None of these options have been exercised. The weighted average exercise price for these options is $3.65 and the weighted average grant date fair value was $1.65.

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period. In connection with closing of the Stock Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for reverse merger, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of US$2.00 per share and options to purchase up to 50,000 shares on or before December 20, 2008 at a price of US$3.00 per share. The weighted average exercise price for the remaining 500,000 shares is $2.00 and the weighted average grant date fair value was $1.10 for these shares. The weighted average exercise price for the 50,000 shares is $3.00 and the weighted average grant date fair value was $2.92 for these shares. The fair value of these warrants and options were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following assumptions:  no dividends; risk-free interest rate of 4%; the contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available.  In addition, on May 11, 2006, a total of 219,212 shares were issued to the two former officers of Comet, under a consulting agreement for a two year term, in connection with the merger transaction, the fair value of these shares as of December 31, 2006, were determined to be $657,618 and deducted as expenses during the year ended December 31, 2006.

On October 17, 2006 the Company closed a private offering (the “October 2006 Offering”) of 200 units of equity at $15,000 per unit. Each unit consisted of 5,000 shares of the Company’s common stock at a price of $3.00 per share and a warrant to purchase 2,500 shares at $3.50 per share. In this offering the Company issued a total of 1,000,000 common shares and granted warrants for the purchase of 500,000 at $3.50 per share. The Company netted $2,715,000 after fees of $275,000. The warrants in this offering expire on October 10, 2008. The warrants contain a call provision at any time after January 10, 2008, if the bid price of the Company’s common stock averages over $6.00 per share for any consecutive one week period.

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

During the year ended December 31, 2006 the Company granted to two advisors, in connection with services performed for the private placement, warrants for 500,000 shares of the Company at $2.00 per share. These warrants expire on July 31, 2009. The fair value of above warrants were computed as $916,622.

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

As of December 31, 2006, inventories consist of the following:

Inventory
Raw Material	$59,068
Supplemental Material	108,394
Work-in-Process	78,770
Finished Products	32,330
Total Inventory	$278,562

10.	Property and Equipment

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

ITEM 8. RESTATED CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

CHINA SKY ONE MEDICAL, INC.

Date: August 13, 2008	By:	/s/ Liu Yan-Qing
Liu Yan-Qing, President, CEO and Director

Date: August 13, 2008	By:	/s/ Zhang Yukun
Zhang Yukun, Interim CFO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2008	/s/ Liu Yan-Qing
Liu Yan-Qing, President, CEO and Director (principal executive officer)

Date: August 13, 2008	/s/ Zhang Yukun
Zhang Yukun, Interim CFO (principal financial and accounting officer)

Date: August 13, 2008	/s/ Han Xiaoyan
Han Xiaoyan, Vice Chairman