Form 10-Q
period 2008-09-30
CHINA SKY ONE MEDICAL, INC.
filed 2008-11-07
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended:	September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

	Commission file number:	000-26059

CHINA SKY ONE MEDICAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-0430322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1706, No. 30 Di Wang Building, Gan Shui Road, Nangang District, Harbin, People’s Republic of China	150001
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

The issuer had 15,884,939 and 16,301,184 shares of Common Stock issued and outstanding as of September 30, 2008 and October 24, 2008, respectively.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	September 30, 2008	December 31, 2007 *
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$50,948,530	$9,190,870
Accounts receivable	9,288,941	10,867,106
Other receivables	-	40,200
Inventories	1,803,429	371,672
Prepaid expenses	28,470	17,707
Total current assets	62,069,370	20,487,555

Property and equipment, net	17,752,876	6,861,432
Land Deposit	8,003,205	8,003,205
Intangible assets, net	7,181,577	1,933,014

	$95,007,028	$37,285,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,246,767	$2,845,308
Wages payable	640,019	381,482
Welfare payable	177,574	221,911
Taxes payable	4,042,230	1,567,188
Deferred revenues	-	24,504
Total current liabilities	9,106,590	5,040,393

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 20,000,000 shares authorized, 15,884,939 and 12,228,363 issued and outstanding, respectively)	15,885	12,228
Additional paid-in capital	34,153,060	9,572,608
Accumulated other comprehensive income	9,424,346	2,271,843
Retained earnings	42,307,147	20,388,134
Total stockholders' equity	85,900,438	32,244,813

	$95,007,028	$37,285,206

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

*	Derived from December 31, 2007 audited financial statements included in our annual report for the year ended December 31, 2007 filed by us with the SEC

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$29,699,282	$16,770,570	$65,861,304	$36,594,933
Cost of Goods Sold	7,366,059	3,669,012	15,748,801	8,104,355
Gross Profit	22,333,223	13,101,558	50,112,503	28,490,578

Operating Expenses
Selling, general and administrative	7,596,953	5,100,408	18,140,807	12,798,383
Depreciation and amortization	308,023	55,565	523,375	276,507
Research and development	2,677,142	1,355,784	4,719,554	1,751,624
Total operating expenses	10,582,118	6,511,757	23,383,736	14,826,514

Other Income (Expense)
Other income	810,733	2,282	838,242	14,309
Interest expense	(1,494)		(135,136)	(16,494)
Total other income (expense)	809,239	2,282	703,106	(2,185)

Net Income Before Provision for Income Tax	12,560,344	6,592,083	27,431,873	13,661,879

Provision for Income Taxes
Current	2,616,909	1,145,812	5,512,860	2,433,964

Net Income	$9,943,435	$5,446,271	$21,919,013	$11,227,915

Basic Earnings Per Share	$0.64	$0.45	$1.50	$0.93

Basic Weighted Average Shares Outstanding	15,464,084	12,110,201	14,657,059	12,077,491

Diluted Earnings Per Share	$0.60	$0.44	$1.39	$0.90

Diluted Weighted Average Shares Outstanding	16,492,414	12,502,332	15,745,542	12,468,186

The Components of Other Comprehensive Income
Net Income	$9,943,435	$5,446,271	$21,919,013	$11,227,915
Foreign currency translation adjustment	1,788,369	288,267	7,152,503	874,804

Comprehensive Income	$11,731,804	$5,734,538	$29,071,516	$12,102,719

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Income	$21,919,013	$11,227,915
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	523,375	355,811
Share-based compensation expense	30,351	225,351
Net change in assets and liabilities
Accounts receivables and other receivables	1,618,365	(4,562,183)
Inventories	(1,431,757)	(695,618)
Prepaid expenses and other	(10,763)	84,714
Accounts payable and accrued liabilities	1,375,209	2,229,397
Advances by customers		(67,541)
Wages payable	258,537	119,678
Welfare payable	(44,337)	54,232
Taxes payable	2,475,042	1,238,456
Deferred revenue	(24,504)	-
Net cash provided by operating activities	26,688,531	10,210,212

Cash flows from investing activities
Purchases of fixed assets	(784,137)	(280,168)
Land deposit		(7,780,234)
Increase in construction in progress		(2,056,063)
Purchases of subsidiaries	(10,917,280)	-
Purchase of intangible assets	(7,139)	(54,095)
Net cash used in investing activities	(11,708,556)	(10,170,560)

Cash flows from financing activities
Sale of common stock for cash, net of offering costs	23,487,963	-
Proceeds from warrants conversion	1,044,169	116,256
Proceeds from short-term loan		(511,672)
Net cash provided by (used in) financing activities	24,532,132	(395,416)

Effect of exchange rate	2,245,553	751,585

Net increase in cash	41,757,660	395,821

Cash and cash equivalents at beginning of period	9,190,870	6,586,800

Cash and cash equivalents at end of period	$50,948,530	$6,982,621

Supplemental disclosure of cash flow information
Interest paid	$135,136	$5,940
Taxes paid	$5,512,860	$-

On April 3, 2008, the Company acquired a 100% ownership interest in Heilongjiang Tianlong Pharmaceutical. Approximate net assets acquired (see note 2) consisted of the following:

Fixed assets	$6,314,871
Intangible assets	1,786,990
Other	170,000
Net assets acquired	$8,271,861

On April 18, 2008, the Company acquired Heilongjiang Haina ("Haina") Pharmaceutical Inc. Approximate net assets acquired (see note 2) consisted of the following:

Intangible assets	$437,375

On September 5, 2008, the Company acquired a 100% ownership interest in Peng Lai Jin Chuang Company. Approximate net assets acquired (see note 2) consisted of the following:

Fixed assets	$4,176,922
Intangible assets	2,917,386
Net assets acquired	$7,094,308

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business

The accompanying unaudited condensed consolidated financial statements of China Sky One Medical, Inc., a Nevada corporation, and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. The financial statements for the periods ended September 30, 2008 and 2007 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2008.

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

On September 30, 2008 (the “Record Date”), we obtained the written consent of the holders of 8,158,251 shares of our common stock, which as of the Record Date represented 51.3% of our outstanding voting securities, to increase our number of authorized shares of common stock from twenty million (20,000,000) shares to fifty million (50,000,000) shares. The increase will take effect at such time as we file a Certificate of Amendment (the “Amendment”) to our Articles of Incorporation with the Secretary of State of the State of Nevada. We expect the effective date of the Amendment to be on or around November 10, 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Acquisition of Businesses

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a multitude of SFDA approved medicines and new medicine applications, organized under the laws of the PRC (“Tianlong”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Tianlong in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from Heilongjiang’s sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of China Sky One (fair value at April 3, 2008 of $277,861). The acquisition received regulatory approval and closed on April 3, 2008.

The following table summarizes the approximate estimated fair values of the assets acquired in the Tianlong acquisition.

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

The following table summarizes the approximate estimated fair values of the assets acquired in the Haina acquisition.

Intangible assets	$437,375

Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of 3,000,000 RMB (approximately $437,375). TDR has been overseeing the operations of Haina Pharmaceutical since January of 2008 as part of its due diligence prior to closing of this acquisition.

On June 9, 2008, Harbin Tian Di Ren Medical Science and Technology Company, a limited liability company organized under the laws of the People’s Republic of China (“TDR”), which is a wholly-owned subsidiary of American California Pharmaceutical Group, Inc., a California corporation wholly-owned by China Sky One Medical, Inc., a Nevada corporation (the “Registrant”), entered into a Merger and Acquisition Agreement (the “Acquisition Agreement”) with Peng Lai Jin Chuang Pharmaceutical Company, a corporation organized under the laws of the People’s Republic of China (“Jin Chuang”), which was recently organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. On September 5, 2008, TDR acquired Jin Chuang in consideration for an aggregate of approximately (i) US$2.5 million in cash, and (ii) 381,606 shares of common stock of the Registrant with a fair value of approximately $4.6 million at $12 per share.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Acquisition of Businesses (Continued)

The following table summarizes the approximate estimated fair values of the assets acquired in the Jin Chuang acquisition.

Fixed assets	$4,176,922
Intangible assets	2,917,386
Net assets acquired	$7,094,308

The following table contains pro forma condensed consolidated income statement information assuming the Tianlong, Haina and Jin Chuang transactions closed on January 1, 2007, for the nine months ended September 30, 2008 and 2007. Jin Chuang had dormant operations until October 2008.

	2007	2008
Revenue	$38,106,980	$66,422,689
Operating income	$12,561,224	$26,816,131
Net income	$10,094,819	$21,995,680
Basic EPS	$0.83	$1.50
Diluted EPS	$0.76	$1.40

3.	Basis of Preparation of Financial Statements

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ACPG, TDR, First, Haina, Tianlong, and Jin Chuang. All significant inter-company transactions and balances were eliminated.

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

Accounts receivable - Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Provision of allowance is made for estimated bad debts based on a periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. At September 30, 2008, the Company’s allowance for doubtful accounts was $10,742. At December 31, 2007, the Company had no allowance for doubtful accounts.

Inventories - Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs accounted for using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. There was no inventory reserve provision recorded at September 30, 2008 and December 31, 2007..

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

Buildings	30 years
Land use rights	50 years
Furniture & Equipments	5 to 7 years
Transportaion Equipment	5 to 15 years
Machinery	7 to 14 years

Expenditures for renewals and betterments is capitalized while repairs and maintenance costs are normally charged to the statement of operations in the year in which they were incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to obtain from the use of the asset, the expenditure is capitalized as an additional cost of the asset. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset are removed from their respective accounts, and any gain or loss is recorded in the Consolidated Statements of Operations.

Property and equipment are evaluated for impairment annually or whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.

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

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. There were no impairments during the nine months ended September 30, 2008 and 2007 .

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

Revenue recognition - Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities. Revenue is reduced by provisions for estimated returns and allowances as well as specific known claims, if any, which are based on historical averages that have not varied significantly for the periods presented.

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

For the nine months ended September 30, 2008, the Company incurred $4,719,554 in research and development costs and $1,751,624 for the nine months ended September 30, 2007.

Advertising - Advertising and promotion costs are expensed as incurred.  Total advertising costs for the nine months ended September 30, 2008 and 2007 was $5,257,228 and $3,939,645, respectively. Advertising costs are reported as part of selling , general and administrative expenses in the statements of operations.

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

The Company periodically estimates its tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations.  The Company adjusts income tax expense in the period in which these events occur.

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

Comprehensive Income - Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist entirely of foreign currency translation gains and losses.

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

Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash and cash equivalents , accounts receivable, , other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at  September 30, 2008 and December 31, 2007 because of the relatively short-term maturity of these instruments.

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

5.	Concentrations of Business and Credit Risk

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of September 30, 2008 the Company held $2,355,276 of cash balances within the United States of which $2,105,276 was in excess of FDIC insurance limits. At September 30, 2008, the Company had approximately $48,593,254, in China bank deposits, which may not be insured. Historically, the Company has not experienced any losses in such accounts.

Nearly all of the Company’s sales are concentrated in China. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this country. Difficult economic conditions in other geographic areas into which the Company may expand may also adversely affect its business, operations and finances.

The Company provides credit in the normal course of business. Substantially all customers are located in PRC . The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Substantially all of the Company's fixed assets and operations are located in the PRC.

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind.

Substantially all of the Company's business are generated from operations in mainland China.

Major Customers

For the three and nine months ended September 30, 2008 and 2007 no individual customer accounted for more than 10% of sales revenues.

Major Suppliers

Heilongjiang Kangda Medicine Co. accounted for approximately 45% of the Company’s inventory purchases for the nine months ended September 30, 2008. There were no major single suppliers during the nine months ended September 30, 2007.

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

Stock warrants and options to purchase 1,539,147 shares of common stock were outstanding and exercisable during the nine months ended September 30, 2008.  Stock warrants and options to purchase 1,791,000 shares of common stock, all but 113,500 of which were exercisable and outstanding during the nine months ended September 30, 2007 were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income (loss) per share:

	Three months ended September 30,
	2008	2007
Numerator:
Net income used in calculation of basic and diluted earnings per share	$9,943,435	$5,446,271

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	15,464,084	12,110,201
Effect of dilutive securities:
Stock options and equivalents	1,028,330	392,131
Weighted-average common shares used in calculation of diluted earnings (loss) per share	16,492,414	12,502,332

Basic	$0.64	$0.45
Diluted	$0.60	$0.44

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Earnings per Share (Continued)

	Nine months ended September 30,
	2008	2007
Numerator:
Net income used in calculation of basic and diluted earnings per share	$21,919,013	$11,227,915

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	14,657,059	12,077,491
Effect of dilutive securities:
Stock options and equivalents	1,088,483	390,495
Weighted-average common shares used in calculation of diluted earnings per share	15,745,542	12,468,186

Net income per share:
Basic	$1.50	$0.93
Diluted	$1.39	$0.90

7.	Equity and Share-based Compensation

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

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of September 30, 2008, non-qualified options to purchase a total of 113,500 shares have been granted under the 2006 Stock Incentive Plan. All options were granted in October 2006. All options have an exercise price of $3.65 per share, the weighted fair market value on the date of grant was $4.25 per share. Of these 113,500 options a total of 60,500 were granted to employees and a total of 53,000 were granted to consultants. These options were valued under the following Black-Scholes assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 5 years and volatility of 39%. An additional 50,000 shares registered under the 2006 Plan were issued outright to employees of the company. All 113,500 options vest over various periods for the various options granted to employees and consultants. There were no options granted in the nine months ended September 30, 2008. As of September 30, 2008, these options have a remaining life of approximately 4 years, and remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 6 months to 2 years.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Equity and Share-based Compensation (Continued)

Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award. The effect of adoption of the new standard for the nine months ended September 30, 2008 and 2007 related to stock options to employees were additional non-cash expenses of $10,117.

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

One January 3, 2007, the holder of 50,000 warrants dated March 11, 1999, granted prior to the May 30, 2006 company reorganization, stock exchange exercised the warrants by electing to use cashless conversion provision of the warrants and acquired 5,160 shares of the Company common stock (after giving effect to the 8-to 1 reverse stock split effected after the warrant was issued). .

At various times during the nine months ended September 30, 2008 warrant holders exercised 550,834 warrants, at various exercise prices, for total proceeds of approximately $1,044,169, of which $26,250 or 7,500 shares have not been issued as of September 30, 2008.

8.	Securities Purchase Agreement and Related Transaction

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

8.	Securities Purchase Agreement and Related Transaction (Continued)

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to these Class A Warrants is provided in Note 9 to this Quarterly Report on Form 10-Q.

9.	Outstanding Warrants and Options

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of January 1, 2006	25,000	$1.50	-
Granted	1,650,000	2.58	163,500	$3.45
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2006	1,675,000	2.57	163,500	$3.45
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(161,667)	3.19	-	-
Outstanding as of December 31, 2007	1,513,333	$2.48	163,500	$3.45
Granted	750,000	12.50	-	-
Exercised	(828,336)	3.03	-	-
Expired or cancelled	-	-	-	-
Outstanding as of September 30, 2008	1,434,997	$6.14	163,500	$3.45

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2008.

Exercise Price	Outstanding September 30, 2008	Weighted Average Remaining Life in Years	Number exercisable
$2.00	500,000	0.83	500,000
$3.50	184,997	0.03	184,997
$12.50	750,000	2.50	750,000
	1,434,997		1,434,997

Out of the 1,434,997 outstanding warrants, 1,434,997 shares were exercisable as of September 30, 2008. The remaining Class A Warrants represent the right to purchase an aggregate of 750,000 shares of Common Stock of the Company granted with the Securities Purchase Agreement, at an exercise price of $12.50 per share, and have the following additional characteristics:

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

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2008.

Exercise Price	Outstanding September 30, 2008	Weighted Average Remaining Life in Years	Exercisable Options	Unvested Options
$3.00	50,000	0.03	50,000	-
$3.65	113,500	3.25	54,150	59,350
	163,500		104,150	59,350

10.	Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

10.	Inventories (Continued)

As of September 30, 2008 and December 31, 2007, inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw Material	$312,583	$252,318

Supplemental Material	329,860	32,296

Work-in-Process	455,373	57,337
Finished Products	705,613	29,721
Total Inventories	$1,803,429	$371,672

11.	Property and Equipment

 As of September 30, 2008 and December 31, 2007, Property and Equipment, net consist of the following:

	September 30, 2008	December 31, 2007
Buildings	$9,836,358	$2,861,011
Machinery and equipment	3,822,125	1,568,958
Land use rights	1,929,368	563,469
Transportaion equipment	787,737	318,779
Furniture and equipment	228,419	96,501
Construction in progress	2,113,957	2,113,957
Total Property and Equipment	18,717,963	7,522,675
Less: Accumulated Depreciation	(965,087)	(661,243)
Property and Equipment, Net	$17,752,876	$6,861,432

For the nine months ended September 30, 2008 and 2007, depreciation expense totaled $290,716 and $191,740 respectively. In addition, depreciation included in cost of goods sold for the nine months ended September 30, 2008 and 2007 was $186,986 and $67,339, respectively.

12.	Intangible Assets

As of the nine months ended September 30, 2008 and December 31, 2007, the Company’s net unamortized intangible assets consist of:

	September 30, 2008	December 31, 2007
Patents	$6,423,530	$1,599,814
Distribution rights and customer lists	758,047	333,200
Total Intangible Assets, net	$7,181,577	$1,933,014

Amortization expense for the nine months ended September 30, 2008 and 2007 was $232,659, and $164,071 respectively.

Patents are amortized over the life of the patent of ten years and the distribution rights and customer lists are amortized over ten years.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

13.	Taxes Payable

Taxes payable consists of the following:

	September 30, 2008	December 31, 2007
Value Added Tax, net	$1,278,550	$612,602
Enterprise Income Tax	2,683,570	940,819
City Tax	31,380	4,789
Other Taxes and additions	48,730	8,978
Total Taxes Payable	$4,042,230	$1,567,188

14.	Land Use Rights Purchase Agreement

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

The project consists of two phases:

(1)	Construction of main workshop, R&D center and office using land area of 30,000 square meters. Construction started in May 2007 and is projected to be completed by end of 2008.

(2)	Construction of Second workshop and show room using land area of 20,000 square meters. Construction is expected to start in September 2008 and is projected to be completed by December 2009.

TDR has committed to the Development and Construction Administration Committee of the Harbin Song Bei New Development District that the minimum investment per square meter will be $394.

As of September 30, 2008 and December 31, 2007, the Company has deposits totaling $8,003,205 related to the acquisition of these land use rights.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Commitments and Contingencies (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in the our consolidated financial statements and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Annual Report for the year ended December 31, 2007. This quarterly report on Form 10-Q contains forward-looking statements that are afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in our Annual Report for the year ended December 31, 2007 and other documents filed by us with the SEC.

DISCUSSION

We primarily generate revenues, through our China based indirect subsidiaries described below, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb based pharmaceutical and medicinal products. Our principal products are external use Traditional Chinese Herbal Remedies/Medicines commonly referred to in the industry as “TCM.” We have evolved into an integrated manufacturer, marketer and distributor of external use Chinese medicine products sold primarily in China and through Chinese domestic pharmaceutical chains and have been expanding our worldwide sales effort as well.  We sell both our own manufactured products, as well as medicinal and pharmaceutical products manufactured by others in China.

We achieved continuing growth on the sale of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channels.  For the three months ended September 30, 2008, total revenue was $29,699,282, a 77% increase over the same period in 2007, and net income was $9,943,435, or $0.60 per share compared to net income of $5,446,271, or $0.44 per share on a diluted basis in the same period in 2007.  For the nine months ended September 30, 2008, total revenue was $65,861,304, an 80% increased over the same period in 2007, and net income was $21,919,013, or $1.39 per share compared to net income of $11,227,915, or $0.90 per share on a diluted basis in the same period in 2007.

All of our business is conducted through our wholly-owned subsidiary, ACPG which, in turn, wholly owns Harbin Tian Di Ren Medical Science and Technology Company (referred to herein as “TDR”), a company organized in the PRC and TDR’s subsidiaries.

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

Recent Developments

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., (“Tianlong”), a corporation with a multitude of SFDA approved medicines and new medicine applications, organized under the laws of the PRC which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Tianlong in mid-2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from Tianlong’s sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8.3 million, consisting of (i) approximately $8.0 million in cash, and (ii) approximately $300,000 of shares of our common stock (23,850 shares, $.001 par value per share).

On April 18, 2008, TDR consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjiang office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012 and will enable us to expand our sales of medicinal products without having to go through a lengthy license application process.

Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Haina Pharmaceutical from its three stockholders in consideration for payment of 3,000,000 RMB (approximately $427,838). TDR has been overseeing the operations of Haina Pharmaceutical since January of 2008 as part of its due diligence prior to closing of this acquisition.

On June 9, 2008, TDR entered into a Merger and Acquisition Agreement (the “Acquisition Agreement”) with Peng Lai Jin Chuang Pharmaceutical Company, a corporation organized under the laws of the PRC (“Jin Chuang”), which was recently organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. Pursuant to the Acquisition Agreement, on September 5, 2008, TDR acquired all of the assets of Jin Chuang in consideration for an aggregate of approximately (i) $2.5 million in cash, and (ii) 381,606 shares of common stock of our common stock, with a fair value of approximately $4.6 million at $12 per share.

Summary of Our Research and Development Activities

We currently conduct all of our research and development (“R&D”) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own research, development and laboratory facilities located at TDR’s principal headquarters in the city of Harbin, Heilongjiang Province’ PRC.

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

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

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

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, we review our long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

Research and development—Research and development expenses include the costs associated with our internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs are expensed as incurred.

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

For the nine and three months ended September 30, 2008, we incurred $4,719,554 and $2,677,142, respectively, in research and development expenditures. For the nine and three months ended September 30, 2007, such costs were $1,751,624 and $1,355,784.

RESULTS OF OPERATIONS

Three months ended September 30, 2008 as compared to Three months ended September 30, 2007

Our principal business operations are conducted through our wholly owned subsidiary, TDR, and TDR’s wholly-owned subsidiaries.

	September 30
	2008	Variance	2007
REVENUES
Product Sales (net of sales allowance)	$28,159,828	127%	$12,410,839
Contract Sales	1,539,454	(65)%	4,359,731
Total revenues	$29,699,282	77%	16,770,570

COST OF GOOD SOLD
Cost of good sold	7,366,059	101%	3,669,012
Gross Profit	$22,333,223	70%	$13,101,558

Total revenues increased by 77% in the three months ended September 30, 2008 compared to 2007.  The $12.9 million increase in sales is attributable to strong performances from our sales distribution channels.

Product sales increased by 127% in the three months ended September 30, 2008, to $28,159,828 from $12,410,839 in 2007.  This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

Contract sales of non-manufactured products amounted to $1,539,454 in the three months ended September 30, 2008, or a significant decrease of $2,820,277 from sales of $4,359,731 in 2007. In 2008, TDR began to discontinue contract sales as part of its strategic goals.

Sales by Product Line

A break-down of our sales by product line for the three months ended September 30 2008 and 2007 is as follows:

	Three Months Ended September 30,
	2008			2007			Period-on-
Product category	Quantity (Kilogram)	Sales USD	% of Sales	Quantity (Kilogram)	Sales USD	% of Sales	period Quantity Variance

Spray	1,100,174	$2,927,030	10%	1,164,187	$3,032,301	18%	(64,013)
Plaster	1,463,453	3,285,092	11%	271,250	375,712	2%	1,192,203
Ointment	2,416,174	3,728,555	13%	1,038,798	934,603	6%	1,377,376
Cleaning Liquid	473,040	683,225	2%	854,042	568,577	3%	(381,002)
Lose weight Series	2,071,000	8,050,588	27%	838,000	4,577,936	27%	1,233,000
Antihypertension	292,260	1,620,953	6%	366,300	1,823,282	11%	(74,040)
Contract products	1,032,713	1,539,454	5%	2,354,974	4,359,731	26%	(1,322,261)
Biochemical products	679,209	2,407,927	8%	505,026	1,098,429	7%	174,183
Tianlong products	3,374,982	5,456,458	18%	-	-	-%	3,374,982
Total	12,903,005	$29,699,282	100%	7,392,577	$16,770,570	100%	5,510,428

A break-down of our sales by product line for the three months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008			2007			Period-on-
Product category	Quantity (Kilogram)	Sales USD	% of Sales	Quantity (Kilogram)	Sales USD	% of Sales	period Quantity Variance

Spray	1,135,436	$3,100,075	14%	1,045,658	$2,587,016	18%	89,778
Plaster	849,287	2,012,726	8%	152,226	408,364	3%	697,061
Ointment	3,538,944	6,559,479	28%	464,170	807,126	6%	3,074,774
Cleaning Liquid	550,237	796,469	3%	380,716	487,920	3%	169,521
Lose weight Series	1,086,170	6,013,639	25%	404,109	4,270,031	29%	682,061
Antihypertension	153,030	1,259,624	5%	218,320	2,102,988	14%	(65,290)
Contract products	1,250,670	1,861,225	8%	2,020,422	3,573,381	24%	(769,752)
Biochemical products	429,943	2,145,355	9%	177,950	408,421	3%	251,993
Total	8,993,717	$23,748,592	100%	4,863,571	$14,645,247	100%	4,130,146

A break-down of our sales by product line for the three months ended March 31 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008			2007			Period-on-
Product category	Quantity (Kilogram)	Sales USD	% of Sales	Quantity (Kilogram)	Sales USD	% of Sales	period Quantity Variance

Spray	723,142	$1,870,457	15%	534,729	$1,349,377	26%	188,413
Plaster	126,623	356,053	3%	101,099	269,893	5%	25,524
Ointment	1,163,937	1,476,118	12%	417,680	618,889	12%	746,257
Cleaning Liquid	353,423	495,714	4%	245,810	296,365	6%	107,613
Lose weight Series	261,100	1,984,588	16%	9,127	64,503	1%	251,973
Antihypertension	136,969	1,419,747	11%	93,187	886,171	17%	43,782
Contract products	1,525,670	2,974,847	24%	952,481	1,691,548	33%	573,189
Biochemical products	278,320	1,835,905	15%	19,622	2,371	0%	258,698
Total	4,569,184	$12,413,430	100%	2,373,735	$5,179,116	100%	2,195,449

There were various changes in the break-down of sales among our product lines over the three months ended September 30, 2008 as we continue to develop new products and expand into new markets. As shown in the table above, sales volume for all product increased as compared to the three months ended September 30, 2007. To maintain our competitiveness in the PRC markets, unit selling prices were moderately reduced in 2008 . However, the Company was able to negotiate a lower purchase price from our suppliers which negated the decrease in the selling prices of our products. Overall ,the Company was able to maintain our 2007 product gross margins of 77% in the year 2008.

Cost of Goods Sold and Product Gross Margin

	Three months ended September 30,
	2008	Variance	2007
Total sales	$29,699,282	77%	$16,770,570
Cost of goods sold	$7,366,059	101%	$3,669,012
Product gross margin	75%		78%

Operating Expenses.

The following table summarizes the changes in our operating expenses from $6,511,757 to $10,582,118 for each of the periods ended September 30, 2007 and 2008, respectively::

	Three months ended September 30,
	2008	Variance	2007
Operating Expenses
Research and Development	$2,677,142	97%	$1,355,784
Selling, General and Administrative	7,596,953	49%	5,100,408
Depreciation and amortization	308,023	454%	55,565
Total operating expenses	$10,582,118	63%	$6,511,757

Selling, general and administrative expenses for the three months ended September 30, 2008 increased approximately $2.5 million over the same period in 2007. The higher selling, general and administrative expenses were primarily attributable to the increased costs of marketing our products for sale to generate our increased product sales from $16,770,570 in 2007 to $29,699,282 in 2008.

Research and development expenses were $2,677,142 in the three months ended September 30, 2008 compared to $1,355,784 for 2007.  The increased R&D expenses in 2008 were primarily due to additional clinical trials and development of patents for additional Company sale products.

Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

Our principal business operations are conducted through our wholly-owned subsidiary, TDR, and TDR’s subsidiaries.

	September 30
	2008	Variance	2007
REVENUES
Product Sales (net of sales allowance)	$59,460,285	120%	$26,968,400
Contract Sales	6,401,019	(34)%	9,626,533
Total revenues	65,861,304	80%	36,594,933

COST OF GOOD SOLD
Cost of good sold	15,748,801	94%	8,104,355
Gross Profit	$50,112,503	76%	$28,490,578

Total revenues increased by 80% in the nine months ended September 30, 2008 compared to the same period in 2007.  The $29.3 million increase in revenues is attributable to strong performances from our sales distribution channels .

Product sales increased by 120% in the nine months ended September 30, 2008, to $59,460,285 from $26,968,400 in 2007.  This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing and product sales decisions.

Contract sales amounted to $6,401,019 in the nine months ended September 30, 2008, or a significant decrease of $3,225,514 from sales of $9,626,533 for the same period in 2007. In 2008, TDR began to discontinue contract sales as a part of its strategic goals.

Sales by Product Line

A break-down of our sales by product line for the nine months ended September 30 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008			2007			Period-on-
Product category	Quantity (Kilogram)	Sales USD	% of Sales	Quantity (Kilogram)	Sales USD	% of Sales	period Quantity Variance

Spray	2,280,775	$7,443,877	11%	2,744,574	$6,974,614	19%	(463,799)
Plaster	2,252,996	5,157,642	8%	388,950	1,057,907	3%	1,864,046
Ointment	6,451,274	9,504,277	14%	1,401,249	2,366,021	6%	5,050,025
Cleaning Liquid	1,265,008	1,808,189	3%	1,053,547	1,354,749	4%	211,461
Lose weight Series	3,418,270	16,033,286	24%	832,236	8,894,353	24%	2,586,034
Antihypertension	582,259	4,306,398	7%	494,657	4,826,468	13%	87,602
Contract sales	3,809,053	6,401,019	10%	5,327,877	9,626,533	26%	(1,518,824)
Bio-chemical Products	1,387,472	6,398,220	10%	450,085	1,494,289	4%	937,387
Tianlong Products	5,585,406	8,808,400	13%	-	-	-%	5,585,406
Total	27,032,513	$65,861,308	100%	12,693,175	$36,594,933	100%	14,339,338

There were various changes in the break-down of sales among our product lines over the nine months ended September 30, 2008 due to developing new products and our expansion into new markets. As shown in the table above, sales volume for all product increased as compared to the nine months ended September 30, 2007. To maintain our competitiveness in the PRC markets, unit selling prices were moderately reduced .in 2008. However, the Company was able to negotiate a lower price from our suppliers which partially negated the lower sale prices for our products. Overall, the Company’s gross margins were 76% for the nine months ended September 30, 2008 as compared to 78% for the same period in the prior year.

Cost of Goods Sold and Product Gross Margin

	Nine Months Ended September 30,
	2008	Variance	2007
Total sales	$65,861,304	80%	$36,594,933
Cost of goods sold	$15,748,801	94%	$8,104,355
Product gross margin	76%		78%

Operating Expenses

The following table summarizes the changes in our operating expenses from $14,826,514 to $23,383,736 for each of the nine month periods ended September 30, 2007 and 2008, respectively:

	September 30
	2008	Variance	2007
Operating Expenses
Research and Development	$4,719,554	169%	$1,751,624
Selling, General and Administration	18,140,807	42%	12,798,383
Depreciation and amortization	523,375	89%	276,507
Total operating expenses	$23,383,736	58%	$14,826,514

Selling, general and administrative expenses for the nine months ended September 30, 2008 increased by approximately $5.3 million over the same period in 2007. Increased costs were primarily attributable to higher marketing costs used to generate our increased revenues from $36,594,933 in 2007 to $65,861,304 in 2008.

Research and development expenses were $4,719,554 for the nine months ended September 30, 2008 compared to $1,751,624 for the same period in 2007.  The increased R&D expenses in 2008 were primarily due to additional clinical trials and development of patents.

2008 Outlook

We expect our total revenues in 2008 to increase by 80% versus 2007, to approximately $90.0 million, with increases in sales of all categories of our products. Sales are expected to increase approximately $0.82 million in Spray products, $7.23 million in Plaster products, $9.0 million in Ointment products, $0.68 million in Cleaning Liquid products, and $23.17 million in miscellaneous health and beauty products manufactured by others (including, Lose Weight Series, Anti-hypertension products, Bio-chemical products, Tianlong products and Jin Chuang products). We expect our cost of sales will increase approximately $9.8 million, gross profit will increase approximately $31.0 million, and gross margin will be at 77%.

The increase in the Company’s 2008 financial estimates is primarily due to anticipated strong results from an advertising campaign for our sales products launched in the second quarter of 2008, as well as expected contributions from the various business acquisitions made in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash and cash equivalents position , our working capital, and our cash flow activity as of the end of, and for each of, nine months periods ended September 30, 2008 and 2007:

	2008	2007

As of September 30:
Cash, cash equivalents and marketable securities	$50,948,530	$6,982,621
Working capital	$52,962,780	$10,330,854
Inventories	$1,803,429	$978,314
Three Months Ended September 30:
Cash provided by (used in):
Operating activities	$26,688,531	$10,210,212

Investing activities	$(11,708,556)	$(10,170,560)
Financing activities	$24,532,132	$(395,416)

As of September 30, 2008, cash and cash equivalents were $50,948,530 as compared to $6,982,621 at September 30, 2007. The increase of approximately $44.0 million in 2008 was primarily due to our increase in net income of approximately $10.7 million ($11,227,915 to $21,919,013 for each of the nine months ended September 30, 2007 and 2008, respectively) and the receipt of net proceeds of approximately $23.5 million from the 2008 issuance of 2,500,000 shares of common stock.

The Company’s current ratio was 6.82, versus 2.89 and the quick ratio was 6.61 versus 2.70 at September 30, 2008 and 2007, respectively.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.  Management considers current working capital and borrowing capabilities adequate to cover the Company's current operating and capital requirements for the full year 2008.

At September 30, 2008, there are no restrictive bank deposits pledged as security.

Cash flows provided by operating activities was approximately $26.7 million for the nine months ended September 30, 2008 compared to $10.2 million for the same period in 2007. The increase in cash provided by operating activities of approximately $16.5 million is primarily attributable to the increase of revenues from approximately $36.6 million to $65.9 million for each of the periods ended September 30, 2007 and 2008, respectively.

Our working capital position at September 30, 2008 was approximately $53.0 million, compared to $10.3 million at September 30, 2007. The increased working capital position in 2008 was principally due to higher net income generated in 2008 versus 2007 ($21.9 million versus $11.3 million , respectively) and the 2008 capital raising activities which generated net proceeds of approximately $23.5 million..

Our inventory position amounted to approximately $1.8 million at September 30, 2008, as compared to $1.0 million at September 30, 2007. The increased inventory position primarily results from our business acquisition of Tianlong in 2008.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the nine months ended September 30, 2008 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of approximately 6.99886 RMB to 1 U.S. Dollar. In the third quarter of 2005, the Renminbi began to rise against the US dollar. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2008.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our third quarter of fiscal 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company regularly reviews its internal controls and plans on updating and expanding the same as an accelerated filer.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended September 30, 2008, and subsequent period through the date hereof, we did not engage in any unregistered sales of equity securities other than as set forth below:

Acquisition of Peng Lai Jin Chuang Pharmaceutical Company

On September 5, 2008, Harbin Tian Di Ren Medical Science and Technology Company, a wholly-owned subsidiary of American California Pharmaceutical Group, Inc., our wholly-owned subsidiary, acquired 100% of the equity of Peng Lai Jin Chuang Pharmaceutical Company, a corporation organized under the laws of the PRC, in consideration for a purchase price of $7.1 million, consisting of (a) $2.5 million in cash, and (b) 384,606 shares of our common stock (valued at $12.00 per share). We previously reported this transaction in a Form 8-K filed with the SEC on September 11, 2008.

We believe that this transactions is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Exercises of Warrants and Stock Options

Between July 1, 2008 and September 30, 2008, we issued an aggregate of 471,889 shares of our common stock to eight persons in connection with their exercise of outstanding warrants of ours, at an exercise price of $3.50 per share.

In addition, as of September 16, 2008, one warrant holder exercised warrants to purchase 500,000 shares of our common stock on a cashless basis, pursuant to the terms of the warrant agreement it had with us. In connection with the cashless exercise, the warrant holder was deemed to have paid an amount equal to the difference between the exercise price ($2.00 per share) and the average closing price of a share of our common stock during the ten (10) trading days ending on the date of exercise ($12.67 per share). As a result of such cashless exercise, we issued an aggregate of 421,055 shares of our common stock to the warrant holder and its designees.

Since October 1, 2008, we issued (a) an aggregate of 200,000 shares of our common stock to twenty-four persons in connection with their exercise of outstanding warrants of ours, at an exercise price of $3.50 per share, and (b) 50,000 shares of our common stock to one person in connection with his exercise of outstanding stock options of ours, at an exercise price of $3.00 per share.

In addition, as of October 4, 2008, one warrant holder exercised warrants to purchase 200,000 shares of our common stock on a cashless basis, pursuant to the terms of the warrant agreement he had with us. In connection with the cashless exercise, the warrant holder was deemed to have paid an amount equal to the difference between the exercise price ($2.00 per share) and the average closing price of a share of our common stock during the ten (10) trading days ending on the date of exercise ($11.85 per share). As a result of such cashless exercise, we issued an aggregate of 166,245 shares of our common stock to the warrant holder. Under his warrant agreement, the warrant holder still holds warrants to purchase an additional 300,000 shares of our common stock, which may be exercised in whole, or in part, for cash, or on a cashless basis.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

In the three-month period ended September 30, 2008, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

In the three-month period ended September 30, 2008, and subsequent period through the date hereof, we did not submit any matters to a vote of our stockholders, except as follows:

On September 30, 2008 (the “Record Date”), we obtained the written consent of the holders of 8,158,251 shares of our common stock, which as of the Record Date represented 51.3% of our outstanding voting securities, to increase our number of authorized shares of common stock from twenty million (20,000,000) shares to fifty million (50,000,000) shares. The increase will take effect at such time as we file a Certificate of Amendment (the “Amendment”) to our Articles of Incorporation with the Secretary of State of the State of Nevada. Under Section 14(c) of the Exchange Act and Rule 14c-2 promulgated thereunder, the Amendment cannot be effected until 20 days after the date that a Definitive Information Statement is sent to our stockholders of record as of the Record Date. A Preliminary Information Statement was filed with the Securities and Exchange Commission (“SEC”) on October 3, 2008. A Definitive Information Statement was filed with the SEC on October 17, 2008, and mailed to our stockholders on or around October 20, 2008. We expect the effective date of the Amendment to be on or around November 10, 2008.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended September 30, 2008, or subsequent period through the date hereof, which was not so reported, except as follows:

Acquisition of Peng Lai Jin Chuang Pharmaceutical Company

On June 9, 2008, Harbin Tian Di Ren Medical Science and Technology Company, a wholly-owned subsidiary of American California Pharmaceutical Group, Inc., our wholly-owned subsidiary, entered into an acquisition agreement with Peng Lai Jin Chuang Pharmaceutical Company (“Jin Chuang”). In connection with this transaction, Jin Chuang represented that its assets had a value of approximately $10.1 million. This was a non-binding estimate used as a basis for negotiation. Ultimately, the agreed upon purchase price for Jin Chuang was $7.1 million. The transaction was consummated as of September 5, 2008. On September 11, 2008, we filed a Form 8-K in which we stated that, within 75 days of the closing, we would file an amendment to include (a) audited financial statements for Jin Chuang for the periods specified in Rule 3-05(b) of Regulation S-X, and (b) the pro forma financial information required under Article 11 of Regulation S-X. Subsequently, we hired an independent appraisal firm to complete an appraisal of Jin Chuang, which reflected that the acquired assets had a fair value of approximately $7.2 million. Therefore, we have determined that we are not required to file the audited financial statements and/or pro forma information referred to above.

Listing on Nasdaq

As of September 14, 2008, we terminated our listing on the American Stock Exchange and became listed on the Nasdaq Global Market.

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

CHINA SKY ONE MEDICAL, INC.

Dated: November 7, 2008	By:	/s/ Liu Yan-Qing
Liu Yan-Qing President and Chief Executive Officer

Dated: November 7, 2008	By:	/s/ Zhang Yukun
Zhang Yukun Interim Chief Financial Officer