Form 10-K
period 2008-12-31
CHINA SKY ONE MEDICAL, INC.
filed 2009-04-15
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended:	December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

	Commission file number:	000-26059

CHINA SKY ONE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0430322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1706, Di Wang Building, No. 30 Gan Shui Road, Nangang District, Harbin, People’s Republic of China	150001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	86-451-53994069 (China)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $62,853,570, based on the last closing price of $11.13 per share, as quoted on the American Stock Exchange.

As of March 31, 2009, the registrant had 16,446,467 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 15 of this report.

CHINA SKY ONE MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to the “Risk Factors” discussed in Part 1, Item 1A of this Annual Report on Form 10-K.  Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

PART I

Item 1.  Business.

General

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

Corporate History

China Sky One Medical, Inc. (“China Sky One”), is a Nevada corporation formed on February 7, 1986, formerly known as Comet Technologies, Inc.  On July 26, 2006, after our acquisition of a China based nutritional supplements business, we changed our name to “China Sky One Medical, Inc.”

ACPG, our non-operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.”  It changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the Stock Exchange Agreement with China Sky One (then known as “Comet Technologies, Inc.”) and TDR, described herein.  On December 8, 2005, ACPG completed a stock exchange transaction with TDR  an operating company based in the People’s Republic of China (“PRC”) and TDR’s subsidiaries, each of which were fully operating companies in the PRC.  Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

Thereafter, on May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of China Sky One.  The terms of the Exchange Agreement were consummated and the acquisition was completed on May 30, 2006.  As a result of the transaction, we issued a total of 10,193,377 shares of our common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG, resulting in ACPG becoming our wholly-owned subsidiary.

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

As of October 16, 2006, we organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below.

On April 3, 2008, TDR completed its acquisition of Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a variety of SFDA approved medicines and new medicine applications, organized under the laws of the PRC (“Tianlong”), which is in the business of manufacturing external-use pharmaceuticals. TDR previously acquired the Beijing sales office of Tianlong in mid-2006.  TDR acquired 100% of the issued and outstanding capital stock of Tianlong from its sole stockholder, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of our common stock.

On April 18, 2008, TDR consummated its acquisition of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010), issued by the Heilongjiang province office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012 and will enable us to expand its sales of medicinal products without having to go through a lengthy license application process.  TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of approximately $437,375. TDR had been overseeing the operations of Haina Pharmaceutical since January of 2008, as part of our due diligence prior to closing of this acquisition.

On September 5, 2008, TDR acquired Peng Lai Jin Chuang Pharmaceutical Company (“Jin Chuang”), a corporation organized under the laws of the PRC, from Peng Lai Jin Chuang Group Corporation (the “Seller”). Jin Chuang, which has received Good Manufacturing Practice certification from the SFDA, was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. In connection with the acquisition of Jin Chuang, TDR acquired all of Jin Chuang’s assets, including, without limitation, franchise, production and operating rights to a portfolio of twenty (20) medicines approved by the SFDA, for an aggregate purchase price of approximately $7.1 million, consisting of (i) approximately $2.5 million in cash, and (ii) 381,606 shares of our common stock.

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

With the exception of Jin Chuang, which is located in Shan Dong Province, PRC, all of our manufacturing facilities are located in Heilongjiang Province, PRC.  In addition, we have sales offices located in 22 provinces across China.

Our principal products are external use Traditional Chinese Herbal Remedies/Medicines (“TCM”).  Using various formulas, we produce a number of TCM products with several forms of delivery including creams and ointments, powders, sprays, various medicated skin patch products, and herbs believed to have complimentary effects.  We intend to concentrate many of our efforts during the next several years on development, production and sales of TCM products and biological test kits and in particular, tissue and our stem cell research as described more fully below.

Our principal operations are in China, where TDR and its subsidiaries have manufacturing facilities and sales distribution covering most of China and the Hong Kong Special Administration Region.  Our overall revenues were $91,816,183 in 2008, of which, export sales for our main countries of export (in order of revenues during the year ended 2008) were as follows:

Export Country	2008 Revenues
Malaysia	$8,821,616
Germany	$23,445
Russia	$2,897
Taiwan	$6,087
TOTAL:	$8,859,191

TDR has also established several long-term relationships with well-known universities and enterprises in the PRC, as described below under “- Current Research and Development.”  Through these relationships, we hope to develop a number of additional products that we will be able to manufacture and market both in the PRC and in other countries.

Below is a chart depicting our corporate organization:

SFDA Licenses

The State Food and Drug Administration of the government of Heilongjiang Province, PRC (“SFDA”) issues the licenses and petitions for permission to manufacture and market pharmaceutical products in the PRC.  Our licenses relate primarily to medical machine producing licenses which are needed mainly for topical products, ointments and external test kits.  TCM products also require a permit for sales, which permits are generally granted on a non-exclusive basis for four to five years depending on the TCM.  TDR has been granted 29 product licenses and permits, inclusive of our recently approved Cardiac Arrest Early Examination, Micro-Albuminuria Diagnostic Kit, and Early Pregnancy Test Kit, which have allowed TDR to commercialize a total of 29 products.  TDR is undertaking efforts to develop a series of 25 new products, and is planning to register these products with the SFDA over the next 5 years.   TDR has also registered 7 patents with the State Intellectual Property Rights Bureau of the PRC, which includes packing design patents as well as product ingredients patents.  TDR plans to continue registering patents resulting from its ongoing product research and development.

In addition to the above:

•
as a result of TDR’s acquisition of Tianlong in April 2008, TDR acquired all of Tianlongs’s assets, which included, among other things, 69 SFDA-approved medicines, and an additional 20 new medicines, which have been submitted for approval to the SFDA; and

•
as a result of TDR’s acquisition of Jin Chuang in September 2008, TDR acquired franchise, production and operating rights to a portfolio of 20 medicines approved by the SFDA, and an additional 2 new medicines, which have been submitted for approval to the SFDA.

Our TDR Subsidiary Owns the Following Subsidiaries in China

Harbin First Bio-Engineering

On September 26, 2003, TDR formed Harbin First Bio-Engineering Company Limited (referred to herein as “Harbin Bio-Engineering”) as its wholly owned subsidiary, with an authorized capital of $241,546 (2 million RMB).  Harbin Bio-Engineering focuses on research and development of the use of natural medicinal plants and biological technology products, such as Endothelin-1.  Harbin Bio-Engineering, which officially commenced production on July 21, 2006, is one of the first companies in Heilongjiang Province conducting research and development of high technology biological products.  Harbin Bio-Engineering  has two production lines:

•	an enzyme immunity reagent kit production line; and

•	a colloid gold production line.

Harbin Tian Qing Biotech Application

On October 16, 2006, TDR organized Harbin Tian Qing Biotech Application Company (referred to herein as “Tian Qing Biotech”) as its wholly-owned subsidiary, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below. (See “Research and Development” below.)

Heilongjiang Tianlong Pharmaceutical

On April 3, 2008, TDR completed the acquisition of Heilongjiang Tianlong Pharmaceutical, Inc., a corporation organized under the laws of the PRC (referred to herein as “Tianlong”), which is in the business of manufacturing external-use pharmaceuticals.  Previously, in 2006, TDR had acquired the Beijing office of Tianlong.  Tianlong’s assets included, among other things, GMP-certified manufacturing facilities, state-of-the-art manufacturing equipment, an research and development center, sixty-nine (69) SFDA-approved medicines, and an additional thirty-eight (38) new medicines, which have been submitted for approval to the SFDA.

Heilongjiang Haina Pharmaceutical

On April 18, 2008, TDR consummated its acquisition of Heilongjiang Haina Pharmaceutical Inc., a corporation organized under the laws of the PRC (referred to herein as “Haina”), which is licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. At the time of the acquisition, Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010), issued by the Heilongjiang province office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012.  This license will enable us to expand Haina’s sales of medicinal products without having to go through a lengthy license application process.  TDR had been overseeing the operations of Haina Pharmaceutical since January of 2008, as part of our due diligence prior to closing of this acquisition.

Peng Lai Jin Chuang Pharmaceutical

On September 5, 2008, TDR acquired Peng Lai Jin Chuang Pharmaceutical Company, a corporation organized under the laws of the PRC (referred to herein as “Jin Chuang”), from Peng Lai Jin Chuang Group Corporation. Jin Chuang, which has received Good Manufacturing Practice certification from the SFDA, was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. In connection with the acquisition of Jin Chuang, TDR acquired all of Jin Chuang’s assets, including, without limitation, franchise, production and operating rights to a portfolio of twenty (20) medicines approved by the SFDA.

Product Line

We manufacture over 90 branded products, which management believes enables us to maintain better control over product quality and availability while also reducing production costs.  We also sell a total of 7 products manufactured by other firms (See “Other Products,” below).  Our manufacturing operations are conducted in our indirect subsidiaries’ facilities located in Heilongjiang Province and Shan Dong Province in the PRC.  Additionally, we maintain a working relationship with a number of outside manufacturers, including softgel manufacturers and packagers, and utilize these outside sources from time to time.

We sell our products under six main categories:

•	Patches (4 items);

•	Ointments (15 items);

•	Sprays (9 items);

•	Diagnostic Kits (3 items);

•	Contract Sales (7 items); and

•	Others (over 50 items)

A description of our main product lines follows.

Sumei Slim Patch

The Sumei Slim Patch is marketed and sold within and outside the PRC as a more natural way to lose weight.  The Sumei Slim Patch uses Saponin, believed to regulate and restrain the excessive secretion of certain hormones, while promoting others.  The Sumei Slim Patch is also believed to foster weight loss and prevent weight gain.

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

Early Pregnancy Test Kit

The early pregnancy test kit is used to determine pregnancy through a urine sample.  We completed SFDA clinical testing for this kit and commenced sales of this product in 2007.  This kit is patented in PRC.

Other Products

TDR offers a number of additional products made from Chinese herbs and plants, including a leukoderma ointment, rheumatism spray, Coryza powder, Hircus removing spray, gonorrheal cleaning spray, a snoring retardant, deodorants, diet tea, cough arresting patch, pharyngitis spray, Clindamycin Metronidazole Liniment, Ganciclovir Injection, Loquat Syrup, Indigowoad Root Granule, and others.

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

Total sales in 2008 from products manufactured by other companies under exclusive sales arrangements totaled approximately $5,642,182 or approximately 6% of total sales in the year ended December 31, 2008, as compared to $12,998,000 for the year ended December 31, 2007.  We market and sell these products through our existing distribution channels to our customers throughout the world and primarily in China.   We intend  to expand our product line under sales and manufacturing contracts with third-party manufacturers with a goal of increasing sales revenue from current and new pharmaceutical and medicinal products manufactured by other companies.

Revenues by General Product Lines

Management believes that the most accurate benchmark of revenue breakdown is based on the method of application as different applications have different sales channels.  Below is a breakdown of our revenues for 2008 based on application and application usage.

Revenues based on Application Category

Our total revenues during fiscal 2008 and 2007 were approximately $91,801,000 and $49,318,308, respectively.  The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the fiscal year ended December 31, 2008 and 2007:

		For the Year Ended December 31
		2008			2007
Product Category (97 products)	Subsidiary	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Patch (5 products)	TDR	9,494,535	$35,484,230	39%	2,294,901	$19,690,051	39%
Ointment (20 products)	TDR & TL	11,478,130	23,068,210	25%	3,037,022	6,190,003	13%
Spray (19 products)	TDR & TL	3,941,295	10,612,679	12%	3,580,266	9,210,233	19%
Diagnostic Kits (3 products)	First	2,184,013	8,780,990	10%	739,151	2,990,664	6%
Contract Sales (7 products)	Haina	3,837,578	5,655,085	6%	5,718,652	8,197,758	17%
others (43 products)		4,306,972	8,214,989	8%	1,896,193	3,039,599	6%

Total		35,242,523	$91,816,183	100%	17,266,185	$49,318,308	100%

Research and Development

We currently conduct all of our research and development (“R&D”) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC.  We have our own research, development and laboratory facilities located at TRD’s principal headquarters in the city of Harbin, Heilongjiang Province, PRC.  We have also recently organized Harbin Tian Qing Biotech Application Company (“Tian Qing Biotech”) as a wholly-owned PRC subsidiary of TDR, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below.  In all, our internal R&D team currently consists of approximately 35 people, of which 25 are full time researchers and 10 are part time technical experts.  Many of our team members are professors affiliated with universities in the PRC.

Additionally, we have established several long-term partnerships with well-known universities and enterprises in the PRC.  We have:

•	built a gene medicine laboratory through a collaborative effort with Harbin Medical University;

•	established a cell laboratory with North East Agricultural University; and

•	founded a monoclonal antibody laboratory with Jilin University.

Under our partnership arrangements with other universities and research institutions, we will generally hold the intellectual property rights to any developed technology.   As a result of one of these collaborations with Harbin Medical University, a product known as “Endothelin-1” is currently under development as a cancer suppressing product.  Additional information relating to this product and other products being developed is set forth under “Products Under Development” below and under the general product descriptions throughout this prospectus.

During the year ended December 31, 2008, we invested approximately $7,415,000 in R&D.  Our R&D investments in 2007 were approximately $3,158,000.  Additional information about our R&D investments is included in the financial statements to this prospectus (and notes thereto) and our “Management Discussion and Analysis on Financial Condition and Results of Operations” section below.

Products Under Development

At present, our ongoing research is divided into five general areas:

•	the development of an enzyme linked immune technique to prepare extraneous diagnostic kits (see table below);

•	the development of an enzyme linked gold colloid technique to prepare extraneous rapid diagnostic test strip;

•	the development of a gene recombination technique to prepare gene drug;

•	the development of a biology protein chip for various tumor diagnostic applications; and

•	the development of a cord blood stem cell bank described below.

Biological Products - Examination and Diagnosis Kits

We currently have various biological products under development at various stages of clinical testing and development.  The development of some of these products are expected to be completed as early as the end of fiscal 2009.  A summary of each of these products is set forth in the table below.

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

New Products

We are currently conducting toxicology experiments, quality standard measurement and other experimentation for our products under development.  It is estimated that the experimental time takes about another seven to eight months for each product. We also hope to commence with clinical testing of 8 testing kit products in 2009 for uterine cancer, cervical cancer, ovulatory cancer, liver cancer, breast cancer and neisseria gonorrhea.  We cannot predict whether, and when, these efforts will be successful, or the likelihood and/or timing of receiving SFDA approval of each product.

Research and Development

Research and Development for Endothelin-1

One of our various products under development is Endothelin-1.  We have already completed oxicology and teratogenicity testing, and have established quality standards, and further developments are underway to improve the product quality of Endothelin-1.  In collaboration with Harbin Medical University, we have completed a laboratory experimental study pertaining to Endothelin-1, which is required prior to clinical trials, and are currently applying for approval to enter clinical experiments. At such time as development and clinical testing is successfully completed, we will commence efforts to market Endothelin-1 in the PRC and, where legal, as a new anti-cancer medicine.  There can be no assurance, of course, that these development efforts, or that any subsequent efforts to obtain SFDA approval (or other foreign drug regulatory authority approval where we may wish to market this drug) of the product, will be successful.  We hope to develop Endothelin-1 as a cancer treatment drug that works by “starving” cancer cells by restricting the generation of blood vessels around cancer lesions, thereby inhibiting, to a degree, the source of nutrients upon which the cancer cells survive.  Endothelin-1 has been recognized by the PRC medical industry as a “Top Category in New Medicine.”  In order to qualify as the “Top Category in New Medicine,” a company must have intellectual property rights, high technology involvement, strong innovation, and the medicine must be the first of its kind to be introduced to the PRC.  TDR has ownership of the intellectual property rights pertaining to this technology, and has obtained an invention patent in China for Endothelin-1.   We expect that research and development and testing will be completed for manufacturing in 2009.  To date we have expensed over approximately $3,163,218 (unaudited) on research and development for Endothelin-1.

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

Exclusive Regional License for Stem Cell Research

Research in biotechnology areas such as tissue and stem cell banks has historically been controlled tightly by the government of the PRC.  Recently, however, the PRC government has altered its policies to allow one company per each geographic area in China to become actively engaged in research in these areas, with the result that many companies have applied to become engaged in this area of research and development.

In August 2006, we applied with the Ministry of Health of the PRC to become engaged in the research and development of stem cell and tissue banks and related biotechnology areas.  Following an extensive review by the applicable local office of the Health Department of Heilongjiang Province, our application was approved on October 16, 2006, granting us, through our subsidiary, the exclusive right and license to become engaged in tissue and stem cell bank activities in Heilongjiang Province,PRC, through December 2010.  We intend to renew this license from time to time as necessary.  We organized Harbin Biotech to conduct these business operations, as required by Heilongjiang Province.  Cord blood stem cells have been shown to be effective in treating a number of diseases, including but not limited to: (a) various forms of blood diseases, including Mediterranean anemia, Dresbach’s anemia, hypoplastic anemia, inborn cell deficiency, Evan’s syndrome, Fanconi’s anemia, Kostmann’s syndrome, and Blackfan-Diamond’s anemia; (b) various malignant diseases, including encephaloma, lymphoma, acute and chronic leukemia, Ewing myoma, Neuoblastoma, germ cell tumor, and multiple myeloma; (c) metabolism defects, including congenital dyskeratosis, Gunter’s disease, and Lesch-Nyhan’s disease; (d) immunodeficiency disease, including chronic granuloma disease and Wiskott-Aldrich syndrome; and (e) various auto-immune diseases.

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

Through Harbin Biotech, we are in the process of implementing a plan to establish a cord stem cell and tissue bank at a new facility we are constructing outside Harbin, Heilongjiang Province, PRC.  The first stage of construction is expected to be complete in late 2009.

This project represents a substantial commitment and consequently involves a number of significant risks, including, without limitation:

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

While we do not expect that our research and development in this area will have a negative impact on our current core business – the manufacture, marketing and sale of nutritional and medicinal products – the development of this business will require substantial managerial, technical and financial resources.

During the 2008 fiscal year, we had capital expenditures of over $4,358,265 on equipment and machinery; $8,590,651 on construction; as well as additional costs in previous periods on equipment, construction and R&D described in this report.

Sales Approach

We have established a domestic marketing network for our products covering most of the PRC mainland, and have employed sales agents in these areas.  Our target customers are chain drug stores and hospitals in all cities.  We use distributors to sell products in those countries and remote regions where we do not have sales agents.  We have established a marketing network through independent agents to develop an international market.  At present, while our primary initial growth focus remains mainland PRC, we have also established over 20 international agents to sell our products, and are expanding our overseas sales efforts. Outside of China, our products are currently sold in Malaysia, the United Kingdom, Hong Kong, the United Arab Emirates, the United States, Russia, Sweden and Ireland.

Materials and Suppliers

We employ a purchasing staff with extensive knowledge of our products who work with marketing, product development, and formulations and quality control personnel to source raw materials for products and other items.  Raw materials are sourced principally in the PRC, and are generally available from a variety of suppliers.  No one supplier accounts for more than 80% of our total raw material purchases.  We seek to mitigate the risk of a shortage of raw materials, through identification of alternative suppliers for the same or similar raw materials, where available. We manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Customers and Distribution

Currently, our products are sold primarily in the PRC and, to a lesser extent, in [seven] other locations listed above.  Approximately 90% of our revenues in 2008 were from the sale of products in China and Hong Kong, with Malaysia marking our largest country of export.

Over the past several years, we have continuously expanded our distribution channels for our products.  As a result, we have established representative sales offices in 22 provinces and 125 municipalities, and deployed sales managers and representatives in each of these markets.

Our products are sold directly to retail stores, including pharmacies and drug store chains, and through independent distributors.  We currently have 233 customers, not including branches of retail and drug supply chains. Four customers accounted for approximately 40% of our total revenues in 2008.

As a means of accelerating our distribution into other countries, we expect that we will enter into strategic marketing arrangements with firms that have distribution channels, brand name recognition, or other unique marketing strengths.  Under a typical arrangement, we expect to will grant limited exclusivity to a sales agent or distributor to certain products in a specified territory, subject to the agent meeting specified minimum monthly or annual sales numbers. Consistent with this approach, in March 2007, we entered into an exclusive strategic agreement with Takasima Industries (“Takasima”), under the terms of which Takasima has been engaged as the exclusive sales agent of our patch products in Malaysia.  Takasima will offer our Slim Patch products in Malaysia, under Takasima’s name brand.

We also export a number of our products to various countries, including Malaysia, United Arab Emirates, United Kingdom, Hong Kong, the United States, and others, and utilize agents and independent distributors for these marketing and sales efforts.

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

We expect that the competition for medicinal products in the PRC and other world markets will become more intense over the next few years both from existing competitors and new market entrants.  We will also face competition from foreign companies who may have established products, a strong proprietary pipeline and strong financial resources.  Our management believes that we have certain competitive advantages in introducing new products to market due to key focus areas for development, our existing distribution channels, research and development capabilities and our relationship with certain universities and other research institutions.  However, there can be no assurance that we will be able to compete and continue to grow in this highly competitive environment.  Additional information relating to competition in the PRC can be found in the “Risk Factors” section below.

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

This entire process will generally take between eighteen months and two years.   The approval process will depend to a certain extent on whether a specified product is a plant based pharmaceutical (“PBP”), or a plant based nutraceutical (“PBN”).  PBPs are products composed of herbs, roots and plants that do not use synthetic chemicals, with certain medicinal functions for treatment of one or more illnesses.  PBPs are generally prescription-based but in some cases may be sold over-the-counter.  PBNs, also frequently known as “dietary supplements” or “nutritional supplements,” are also composed of herbs, roots and plants, but are essentially prophylactic or preventive in nature.  All PBNs are available over-the-counter without a prescription.  In the PRC, PBPs require the approval of the SFDA, and PBNs only require the approval of state and local governments prior to manufacturing and sale.  Obtaining the approval from the SFDA is generally more complex and lengthy.

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

Under the PRC State Protection law, certain herbal medicine products which have received approval from the SFDA, have automatic protected IP rights for a seven-year period from the date of grant of such approval.  An application can be submitted to extend such protection for up to three consecutive seven-year periods.  Once this protection period has expired, an applicant may apply for patent protection in the PRC which lasts for up to 20 years for traditional medicines depending on the type of patent, and is renewable for indefinite number of times.  Patents for arts and crafts and packaging have 10 year patent protection periods which are also renewable.  To a large extent, we rely on such State Protection law to protect our IP rights with respect to our products.  In addition, as of the date of this filing, we own a total of 7 patents in the PRC pertaining to our TCMs and biotech diagnostic kits and drugs, as follows:

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

We have received awards and grants from the government of the PRC for R&D in 2007 for the below listed products, resulting in a total amount of $2,141,022 (15,000,000 RMB) of which $42,492 (300,000 RMB) has been paid with the remaining amount anticipated to be available to us in 2008:

•	High Technology products certificates by Heilongjiang High Technology Products Committee covering the following products:

o	The Coryza Spray;

o	Dermatitis Spray;

o	Pharyngitis Spray;

o	Tinea Pedis spray;

o	Gonorrhea Cleaning Spray;

o	Wart-removing liquid;

o	Sumei Slim patch;

o	Suning Cough removing patch; and

o	Psoriasis Spray.

•	National Class Torch Project (pertaining to the Sumei slim patch);

•	Excellence Products Award for Human Urinary Albumin Elisa Kit by The 6th New & High Technology Fruits Fair Shen Zhen and National Commercial Department;

•	100 important pre-phase projects in Heilongjiang Province covering various medical diagnostics kits;

•	Material Medical Technology Research and Development Company (by Heilongjiang provincial Science and Technology Bureau); and

•	High Technology Industrialized Base of Medical Area, by Heilongjiang Provincial Development and Reform Committee (March of 2006).

Trademarks

We have registered “Kang Xi” as our trademark, which is used for all of our TCM products.

Employees

The number of our employees has increased over the past two years, due to growth, increased research and development and expanded marketing and distribution of products   Currently we have a total of 1,804 full time employees and manufacturers’ representatives, generally falling into the following categories:

By subsidiary company:

Company	Number of Employees
TDR	1515
Harbin Biotech	0
Harbin Bio-Engineering	97
Tianlong	97
Haina	24
Jin Chuang	71
TOTAL:	1,804

By nature of job:

Type of Job	Number of Employees
Executives and Managers	146
Production and Clerical	359
Sales and Marketing	1,261
Research and Development, Technology	38
TOTAL:	1,804

*    Includes manufacturers’ representatives.
**  Does not include 10 part time technical researchers.

We do not have any employment agreements in place with our executive officers.  None of the employees are covered by a collective bargaining agreement, however, we believe our relationship with employees is good.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on From 8-K, which are available though the SEC’s electronic data gathering, analysis and retrieval system by accessing the SEC’s home page (http://www.sec.gov).  The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549.  Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors.

We are subject to certain risks and uncertainties as described below.  These risks and uncertainties may not be the only ones we face.  There may be additional risks that we do not presently know of, or that we currently consider immaterial.  All of these risks could adversely affect our business, financial condition, results of operations and cash flows.  Our business and operations may be adversely affected if any of such risks are realized.  All investors should consider the following risk factors before deciding to purchase or sell our securities.

Risks Related to Our Business

Adverse economic conditions may harm our business.

In 2008, general worldwide economic conditions declined due to sequential effects of the sub prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. This global economic downturn poses a risk as consumers and businesses may postpone spending, or seek new ways to eliminate spending, in response to these uncertain and challenging economic conditions. In addition, there could be a number of follow-on effects including foreign currency exchange rate fluctuations, insolvency of key suppliers and customer insolvencies. We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific markets we serve. If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected.

Certain officers and directors have significant control over our company.

Dr. Liu Yan-qing and Ms. Han Xiao-yan, who are officers and directors of ours, also serve as officers and directors of ACPG and TDR.   As of the date hereof, Dr. Liu and Ms. Han own, in the aggregate, approximately 36.7% of the issued and outstanding shares of our common stock.  As a result, these shareholders are effectively able to control certain corporate governance matters requiring shareholders’ approval.  Such matters may include transactions in which they have an interest other than as a shareholder of ours, the approval of significant corporate transactions such as increasing the authorized number of our shares to complete acquisitions or raise capital, if necessary, and any other transactions requiring a majority vote without seeking other shareholders’ approval.  These persons also have the ability to control other matters requiring shareholder approval including our election of directors which could result in the entrenchment of management.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our executive officers, Liu Yan-qing, President, Chief Executive Officer and Chairman of the Board, Han Xiao-yan, Vice Chairman, and Hao Yu-bo, Chief Financial Officer and Secretary.  We do not have employment agreements with these members of management. Accordingly, if any of these persons should leave the company we would have no remedy or protections in place and would not be able to prevent them from competing with us or working for competitors.  The loss of the services of any of these executive officers could have a material adverse effect on our business, operations, revenues or prospects. In addition, we do not maintain key man life insurance on the lives of these individuals.

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

We anticipate that we will need to raise substantial amounts of money to fund a variety of future activities integral to the development of our business, which may include but are not limited to the following:

•	obtaining regulatory approval for our products and conducting research and development to successfully develop our stem cell and other technologies;

•	filing and prosecuting patent applications and defending and assessing patents to protect our technologies;

•	retaining qualified employees, particularly in light of intense competition for qualified scientists;

•	manufacturing products ourselves or through third parties;

•	marketing our products, either through building our own sales and distribution capabilities or relying on third parties; and

•	acquiring new technologies, licenses or products.

            We cannot assure you that any needed financing will be available to us on acceptable terms or at all. If we cannot obtain additional financing in the future, our operations may be restricted and we may ultimately be unable to continue to develop and potentially commercialize our product candidates.

We are subject to market and channel risks.

Over 85% of our sales are made in the PRC, where we primarily sell our products through drug chain stores.  Because of this, we are dependent to a large degree upon the success of our PRC based distribution channel as well as the success of specific retailers in the distribution channel.  Many of the drug stores are individual stores or very small chains, and only a few are large chain drug stores.  We rely on these distribution channels to purchase, market, and sell our products.  Our success is dependent, to a large degree, on the growth and success of the drug stores, which may be outside our control.  There can be no assurance that the drug store distribution channels will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market.  There can be no assurance that retailers in the drug store distribution channel, in the aggregate, will respond or continue to respond to our marketing commitment in these channels.

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

Our business must be conducted in compliance with various government regulations and in particular, the PRC SFDA regulations.  Government regulations may have material impact on our operations, increase costs and could prevent or delay the manufacturing and selling of our products.  Research, development, testing, manufacturing and marketing activities are subject to various governmental regulations in China, including health and drug regulations.  Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products.  We will not be able to license, manufacture, sell and distribute the vast majority of its products without a proper approval from government agencies and in particular the SFDA.  There is no assurance that we will obtain such approvals.

In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in governmental policy and interpretation during the period of product development and product assessment.  Although we have, so far, obtained the rights to sell our products in the PRC, we may not continue to receive and maintain regulatory approvals for the sales of these products.  Our marketing activities are also subject to government regulations with respect to the prices that it intends to charge or any other marketing and promotional related activities.  Government regulations may substantially increase the costs for developing, licensing, manufacturing and selling products, impacting negatively our operations, revenue, income and cash flow.  For more specific risks relating to doing business in the PRC see “Risks Related to Doing Business in China” below.

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

Moreover, the laws and regulations regarding acquisitions of the pharmaceutical and nutraceutical industries in the PRC may also change and may significantly impact our ability to grow through acquisitions.  For more specific risks relating to doing business in the PRC see “Risks related to Doing Business in China” below.

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

We are required to comply with a number of international regulations in countries outside of the United States.  In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage.  Any failure to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. The U.S. Department of The Treasury’s Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals.  As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our future growth.

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

We are obligated to indemnify our officers and directors for certain losses they suffer.

To the fullest extent permitted by Chapter 78 of the Nevada Revised Statues, we may, if and to the extent authorized by our board of directors, indemnify our officers and any other persons who we have power to indemnify against liability, reasonable expense or other matter whatsoever.  If we are required to indemnify any persons under this policy, we may have to pay indemnity in a substantial amount which we may be unable to recover at all.

Risks Related to Doing Business in China

Our business will be affected by the government regulation and Chinese economic environment because most of our sales will be in the China market.

The manufacture and sale of pharmaceutical products in China is heavily regulated by many state, provincial and local authorities.  The SFDA of China requires pharmaceutical manufacturers to obtain Good Manufacturing Practices, or GMP, certifications.  We currently have the certifications needed for our current operations.  However, should we fail to receive or maintain the GMP certifications in the future, we would no longer be able to manufacture pharmaceuticals in China, and our businesses would be materially and adversely affected. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products.  Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.  Additionally, the law could change so as to prohibit the use of certain pharmaceuticals. If one of our products becomes prohibited, this change would cease the productivity of that product.  The China National Development and Reform Commission, or CNDRC, has recently implemented price adjustments on many marketed pharmaceutical products.  We have no control over such governmental policies, which may impact the pricing and profitability of our products.

Although we have started exporting products to other countries, most of our sales are in the PRC and Hong Kong.  It is anticipated that our products in the PRC will continue to represent a significant portion of sales in the near future.  As a result of our reliance on the PRC markets, our operating results and financial performance could be affected by any adverse changes in economic, political and social conditions in the PRC.

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

Currently, over 85% of our sales are in the PRC and in Hong Kong.  We are in the process of attempting to establish marketing and sales presence in the United States and other countries.  We expect to establish an office in the United States for investor relations.  In the future, we may explore expanding its operations in the United States, as well as other countries throughout the world.  Upon effecting any such expansion, we may not be able to identify and retain qualified personnel due to its lack of understanding of different cultures and lack of local contacts. This may impede international expansion.

Currency conversion and exchange rate volatility could adversely affect our financial condition, by making acquisitions in China or of Chinese products more expensive.

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

Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.00 to US$1.00.  However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar.  Currently, exchange rates are approximately RMB 1.44 to US$1.00 resulting in the increase in price of Chinese products to U.S purchasers.  As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  For example, to the extent that we need to convert United States dollars into Chinese RMB for operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert Chinese RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese RMB that we convert would be reduced.

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

Since most of our assets are located in the PRC, any dividends or proceeds from liquidation are subject to the approval of the relevant PRC government agencies.  We are not likely to declare dividends in the near future and would need regulatory approval to do so.

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

Risks Relating to the Market for Our Common Stock

Our stock price is likely to be highly volatile.

The trading price of our common stock has been highly volatile. Failure to meet market expectations in our financial results could cause our stock price to decline. Moreover, factors that are not related to our operating performance could cause our stock price to decline. The stock market has recently experienced significant price and volume fluctuations that have affected the market prices for securities of technology and communications companies. Consequently, you may experience a decrease in the market value of your common stock, regardless of our operating performance or prospects.

We do not plan to declare or pay any dividends to our shareholders in the near future and would need regulatory approval to do so.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and subject to PRC law, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We have the right to issue up to 5,000,000  shares of "blank check" preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

Our articles of incorporation provides that we may issue up to 5,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of shares of preferred stock could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.  Such an issuance would dilute existing stockholders, and the securities issued could have rights, preferences and designations superior to our Common Stock.

Sales of our common stock may have an adverse effect on the market price of our common stock.  Additionally, we may issue shares upon exercise of outstanding warrants and stock options that are exercisable at prices that are below current market prices which will be dilutive to the common stock.

As of March 31, 2009, we had 16,446,467 shares of common stock outstanding, many of which are freely transferable under Rule 144.  The sale of these shares may have an adverse effect on the market price for our common stock.

In addition, we currently have issued and outstanding warrants and stock options to purchase an aggregate of 1,013,500 shares of our common stock, of which (i) 750,000 are exercisable at a price of $12.50 per share; (ii) 150,000 are exercisable at a price of $2.00 per share; and (iii) 113,500 are exercisable at a price of $3.65 per share.  All of these warrants are also exercisable on a “cashless” basis under certain circumstances.  Our issuance of additional shares of common stock upon exercise of our outstanding warrants will substantially reduce the percentage equity ownership of holders of shares of our common stock.  Further, the exercise of a significant number of warrants, and subsequent sale of shares of common stock received upon such exercise, could cause a sharp decline in the market price of our common stock.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this prospectus are not statements of historical or current fact. As such, they are "forward-looking statements" based on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions. They include statements relating to:

•	future sales and financings;

•	the future development of our business;

•	our ability to execute our business strategy;

•	projected expenditures; and

•	the market for our products.

You can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are not predictions.  Actual events or results may differ materially from those suggested by these forward-looking statements.  In evaluating these statements and our prospects generally, you should carefully consider the factors set forth below.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary factors and to others contained throughout this prospectus.  We are under no duty to update any of the forward-looking statements after the date of this prospectus or to conform these statements to actual results.

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors are set forth under "Risk Factors" in this report and in our periodic filings made with the SEC.

Item. 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our facilities are located on approximately 92,000 square meters of land, including two buildings in the city of Harbin, Heilongjiang Province, PRC.   We also have a sales and marketing facility in Beijing, PRC.

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

Description of Production and Other Facilities

We have two separate facilities, headquartered in the city of Harbin in the Heilongjiang Province of China.  The older facility includes 3,000 square meters of production space, and 1,000 square meters of warehouse.  The facility also includes an extraction workshop (approximately 1,200 square meters) and filling workshop (approximately 500 square meters) for traditional Chinese medicines; a patches production line (approximately 500 square meters), packing workshop (approximately 500 square meters), testing workshop (approximately 50 square meters), examination laboratory (approximately 100 square meters), sample laboratory (approximately 50 square meters), refining room (approximately 100 square meters), and a work-in-process warehouse (approximately 300 square meters); finished product warehouse (approximately 200 square meters); materials warehouse (approximately 100 square meters); and a packing warehouse (approximately 400 square meters).

The newer facility consists of a four floor office building (1,500 square meters for office purpose, 1,200 square meters for R&D center, 800 square meters for central examination lab, dormitory and eatery 1,000 square meters), total 4,500 square meters construction area, and a factory of 3,500 square meters.  The facility also include: an enzyme immunity reagent kit production workshop (1,500 square meters) and a colloid gold production workshop (600 square meters); a packing workshop (800 square meters); and an examination lab (500 square meters). The newer facility also includes a research center covering approximately 1,200 square meters, for research pertaining to the development of various products, including traditional Chinese medicinals (TCM), biological medicine, gene medicine, immune body research, and vitro diagnosis reagent.  These facilities also include an electricity room, heating and boiler room and garage.  Our enzyme immunity examination reagent kit production workshop includes antigen and immune body areas, disinfection room, aseptic clothes room, cushion room, weighing room, separation room, cleaning equipment room, a Wan Ji flow cushion room, and antigen and immune body sign room.  The enzyme sign processing area has a cushion room, cloth cleaning room, cleaning equipment room, packing material temporary storage room, raw material temporary storage room, equipment storage room, weighing room, seal protection room, seal foster room, drying room, packing room, and middle cooler room.  The work fluid separation loading room includes a disinfection clean room, storage room, weighting room, loading room, and immune body purification room.  The colloid gold production workshop has a darkroom, sample room, seal room, cementation room, cutting room, and a packing room.  The packing workshop includes a central equipment room, a cooler room, material relay room, label and temporary storage room, a packing material temporary storage room, two examination cooler rooms, and two finished product cooler rooms.

We also have a sales office in Beijing, which TDR acquired in December of 2006, when it completed the acquisition of the products, dealership and marketing network of Heilongjiang.   In addition to the above, our properties include GMP-certified manufacturing facilities of Heilongjiang and manufacturing equipment which was acquired on April 3, 2008.  (See “Corporate History” above and “Recent Developments” and  “Management’s Discussion and Analysis or Plan of Operation” below).

Our production facilities are operated in accordance with “good manufacturing practices” (“GMP”).

Item 3.  Legal Proceedings.

We are not a party to any material pending legal proceedings, and to the best of our knowledge, no such proceedings by or against the Company have been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended December 31, 2008, and subsequent periods through the date hereof, no matters were submitted to a vote of our security holders, except as follows:

On September 30, 2008 (the “Record Date”), we obtained the written consent of the holders of 8,158,251 shares of our common stock, which as of the Record Date represented 51.3% of our outstanding voting securities, to increase our number of authorized shares of common stock from 20,000,000 shares to 50,000,000 shares.  The increase was effective upon filing of the Certificate of Amendment with the Secretary of State of the State of Nevada on November 17, 2008.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Until May 28, 2008, our common stock was traded on FINRA’s Over-the-Counter Bulletin Board under the trading symbol “CSKI.”  The range of high and low sales prices for each quarter during the last two fiscal years, as quoted on the OTC Bulletin Board for the periods discussed below, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.  On May 28, 2008, our common stock commenced trading on the American Stock Exchange under the trading symbol “CSY”.  As of September 14, 2008, we terminated our listing on the American Stock Exchange and became listed on the Nasdaq Global Market under the trading symbol “CSKI.” The high and low prices for our common stock in the two prior fiscal years were as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	High	Low	High	Low
1st Quarter	$13.75	$9.40	$10.00	$7.00
2nd Quarter	$17.10	$9.50	$14.20	$6.00
3rd Quarter	$14.95	$9.48	$14.35	$10.00
4th Quarter	$16.09	$6.77	$15.50	$9.00

As of March 31, 2009, the closing price for our common stock was $11.50.

Dividends

Since inception, no dividends have been paid on our common stock.  We intend to retain any earnings for use in our business, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.  We do not currently have any restrictions that would limit our ability to pay dividends, and we are not currently aware of any restrictions that are likely to limit our ability to pay dividends in the future.

Holders

At March 31, 2009, there were approximately 379 holders of record of our common stock, with 16,446,467 shares issued and outstanding.

Securities Authorized For Issuance Under Equity Compensation Plan

As of December 31, 2008, we had only one stock option, bonus, profit sharing, pension or similar plan in place, which is our 2006 Stock Incentive Plan.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	113,500	$3.65	1,326,437 (3)
Equity compensation plans not approved by security holders (2)	-0-	N/A	-0-
Total	113,500	$3.65	1,326,437

(1)	The Company’s board of directors adopted the 2006 Stock Incentive Plan (the “Plan”), to be effective on July 31, 2006. The Plan was approved by the shareholders on July 31, 2006.

(2)	We do not have any equity compensation plans not approved by the security holders.

(3)
The Plan reserves an aggregate of 1,500,000 shares of our common stock for awards of stock options, stock appreciation rights, restricted stock, performance stock and bonus stock granted thereunder.  As of the date hereof, 60,063 shares of restricted stock have been granted under the Plan.

Sales of Unregistered Securities

The following is a list of securities we have sold or issued during the past year. We believe that each of these transactions was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the sale of these securities, except as otherwise noted.

Private Offering

On January 31, 2008 (the “Closing Date”), we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), for the purchase and sale of 2,500,000 units of our securities (“Units”) consisting of an aggregate of: (i) 2,500,000 shares of our common stock (the “Purchased Shares”), and (ii) Class A Warrants to purchase 750,000 additional shares of our common stock, at an exercise price of $12.50 per share (the “Purchased Warrants”), for a purchase price of $10.00 per unit (the “Unit Purchase Price”), or aggregate of $25,000,000 (the “Offering”).

Pursuant to the Purchase Agreement, among other things:

•
The lead investor in the Offering (the “Investor Agent”), was granted a right of first refusal, for a period of eighteen (18) months after the later of the Closing Date, or the effective date of the Registration Statement (defined below), to purchase up to a maximum of $15,000,000 of any securities we offer in any proposed offering of our common stock, or other securities or debt obligations, except certain Excepted Issuances (as defined in the Purchase Agreement); and

•
We agreed that, if and whenever, within twelve (12) months of the Closing Date, it issues or sells, or is deemed to have issued or sold, any shares of common stock, or securities convertible into or exercisable for shares of common stock, or modifies any of the foregoing which may be outstanding (with the exception of certain excluded securities), to any person or entity at a price per share, or conversion or exercise price per share less than the Unit Purchase Price, then we shall issue, for each such occasion, additional shares of our common stock to the Investors in such number so that the average per share purchase price of the shares of common stock purchased by the Investors in the Offering shall automatically be reduced to such other lower price per share (in each case, the “Additional Shares”). In addition, the Investors will have the registration rights described in the Registration Rights Agreement with respect to such Additional Shares.

In connection with the Initial Placement, we paid a placement agent (the “Placement Agent”) a fee of five percent (5%) of the Offering Proceeds. In addition, we paid the Placement Agent’s legal fees and additional out-of-pocket expenses related to the Offering.

We used the net proceeds from the Offering primarily for: (a) acquisitions, (b) new product marketing, (c) expenses related to the Offering and the Registration Statement (defined below), and (d) general working capital purposes.

As of the Closing Date, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which it agreed that within sixty (60) calendar days of the Closing Date (the “Filing Date”), we would file a registration statement (the “Registration Statement”) with the SEC, on the appropriate form, covering the resale of (i) the Purchased Shares, and (ii) the common stock issuable upon exercise of the Purchased Warrants (the “Warrant Shares”) (collectively (i) and (ii), the “Registrable Securities”). Further, we agreed to use our best efforts to (a) cause the Registration Statement to be declared effective within one hundred twenty (120) calendar days from the Filing Date, or, if reviewed by the Commission, within one hundred fifty (150) calendar days after the Filing Date, and (b) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144. We have not yet satisfied these registration requirements.

Notwithstanding anything to the contrary stated in the Registration Rights Agreement, the Company shall be entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from the recent interpretations by the Commission of Rule 415 of the Securities Act of 1933, as amended.

In addition, as of the Closing Date, we entered into a Make Good Agreement (the “Make Good Agreement”) with Liu Yan-Qing, our Chairman, Chief Executive Officer and President, and a principal shareholder of ours (the “CSKI Shareholder”) and the Investor Agent (collectively, the “Make Good Parties”), pursuant to which the CSKI Shareholder placed 3,000,000 shares of our common stock (the “Escrow Shares”) into escrow for the benefit of the Investors, in the event that we failed to attain Earnings Per Share, as adjusted (“Adjusted EPS”) of at least (i) $1.05 per share for the fiscal year ending December 31, 2007, based on fully diluted shares outstanding (an aggregate of 13,907,696 shares, including all outstanding common shares, preferred shares, any convertible security, options, and warrants) and/or (ii) $1.63 per share for the fiscal year ending December 31, 2008, based on fully diluted shares outstanding (an aggregate of 16,907,696 shares, including all outstanding common shares, preferred shares, any convertible security, options, and warrants, excluding the 750,000 warrants issued in the Offering), based upon annual audits conducted in conformity with United States generally accepted accounting principles.

In each case, the Investors shall have the right to receive a pro rata share of any Escrow Shares released pursuant to the terms and conditions of the Make Good Agreement and a Make Good Escrow Agreement (the “Make Good Escrow Agreement”), which the Make Good Parties entered into with our transfer agent, as escrow agent. Notwithstanding anything to the contrary set forth in the Make Good Agreement, upon any Investor’s exercise of its Put Right (defined below), such Investor’s right to receive a pro rata share of the Escrow Shares automatically and permanently terminates.

We deem the Escrow Shares arrangement as analogous to the issuance of a fixed number of warrants in an equity transaction.  Under the Make Good Agreement these Escrow Shares would have been  reallocated on a pro rata basis to the Investors only if the Adjusted EPS targets were not achieved in years 2007 and 2008.  If the earnings targets were met, the Escrow Shares would automatically be released to the CSKI Shareholder.  As of January 31, 2008, the date the common shares were placed into escrow, we achieved the 2007 earnings target and, based upon internal forecasts, we were confident the 2008 target would also be met.  Based upon certain assumptions, including the low probability that the Escrow Shares would be released to the Investors and not be returned to the CSKI Shareholder, we considered the fair value of the right held by the Investors through the Escrow Shares provision under the Make Good Agreement to be immaterial.  As of December 31, 2008, we satisfied the earnings per common share targets for each of fiscal 2007 and 2008 as defined under the Make Good Agreement and, as such, the Escrow Shares shall be released to the CSKI Shareholder in 2009.

Further, as of the Closing Date, we entered into a Put Agreement (the “Put Agreement”) with the Investors, pursuant to which each Investor has the right to cause us to repurchase all, but not less than all of its Purchased Shares (the “Put Right”), for a price of $10.00 per share (the “Repurchase Price”), in the event that:

•	our Adjusted EPS for the fiscal year ending December 31, 2007 is less than $0.80 per share, as set forth in our audited financial statements; or

•	our accounts receivable exceeds $12,000,000 at the end of fiscal 2007, as set forth in our audited financial statements.

Upon our receipt of a notice of exercise from any Investor, (i) such Investor’s right to receive a pro rata shares of the Escrow Shares shall automatically and permanently terminate, subject only to the satisfaction of our obligations under the Put Agreement; and (ii) such Investor’s right to exercise the Purchased Warrants shall be suspended pending the satisfaction of our obligation to pay the Repurchase Price in full, and any interest accrued thereon, to the applicable Investor.

After exercise of the Put Right, and upon delivery to the Investor of the applicable Repurchase Price, such Investor shall no longer be deemed to be the owner of the Purchased Shares or Purchased Warrants. The Purchased Shares shall be placed in our treasury and the Purchased Warrants shall be cancelled on our books.

We satisfied the Adjusted EPS and accounts receivable requirements as of the end of fiscal 2007.  Therefore, the Investors’ Put Right has terminated.

Lastly, as of the Closing Date, we entered into a Lock-up Agreement (the “Lock-up Agreement”) with two of our stockholders, whom are also members of our management (the “Principal Stockholders”), pursuant to which the Principal Stockholders agreed not to sell, assign, transfer, pledge, hypothecate, or otherwise dispose of any of their aggregate of 6,063,502 shares of our common stock (the “Lock-up Shares”) until twelve (12) months from the effective date of the Registration Statement (the “Lock-Up Period”). Anything to the contrary notwithstanding, the Principal Stockholders are entitled to sell, in the aggregate, 136,000 of the Lock-up Shares pursuant to Rule 144 under the Securities Act of 1933, as amended (“Rule 144”).

If any of the Escrow Shares are released to the Investors pursuant to the terms and conditions of the Make Good Agreement and Make Good Escrow Agreement (“Released Shares”), the Lock-Up Period shall be deemed to have automatically and permanently terminated with respect to such Released Shares.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of our Common Stock, at an exercise price of $12.50 per share (the “Exercise Price”), and have the following additional characteristics:

•	The Class A Warrants shall be exercisable beginning on the six-month anniversary of the Closing Date and will expire three years thereafter (the “Expiration Date”).

•
Commencing on one-year anniversary of the Closing Date, in the event the Warrant Shares may not be freely sold by the holders (the “Warrantholders”) due to our failure to satisfy our registration requirements, and an exemption for such sale is not otherwise available to the Warrantholders under Rule 144, the Class A Warrants will be exercisable on a cashless basis.

•
The Exercise Price and number of Warrant Shares will be subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, at a price per share, or conversion or exercise price per share less than the Exercise Price.

•
At anytime following the date a Registration Statement covering the Warrant Shares is declared effective, we will have the ability to call the Class A Warrants at a price of $0.01 per Class A Warrant, upon thirty (30) days prior written notice to the holders of the Class A Warrants, provided (i) the closing price of the common stock exceeded $18.75 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by us, and (ii) we have attained an Adjusted EPS of at least $1.75 per share for the fiscal year ending December 31, 2008, as set forth in our audited financial statements.

•
If, among other things, we fail to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement (the “Effectiveness Deadlines”), the Expiration Date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines.

•
If a Warrantholder exercises its Put Right, such Warrantholder’s right to exercise the Class A Warrants shall be suspended, pending the satisfaction of our obligations to pay the Warrantholder the applicable Repurchase Price. Upon receipt of the Repurchase Price in full by the Warrantholder, the Warrantholder’s right to exercise the Class A Warrants shall automatically and permanently terminate and expire, and the Class A Warrants shall be immediately cancelled on our books.

•
The Warrantholder shall not be entitled to exercise a number of Class A Warrants in excess of the number of Class A Warrants upon exercise of which would result in beneficial ownership by the Warrantholder and its affiliates of more than 9.9% of the outstanding shares of our common stock. This limitation on exercise may be waived by written agreement between the Warrantholder and us; provided, however, such waiver may not be effective less than sixty-one (61) days from the date thereof.

Exercises of Warrants and Stock Options

In fiscal 2008, we issued an aggregate of 1,142,302 shares of our common stock in connection with their exercise of outstanding warrants and stock options of ours, as follows:

•
Between February 2008 and October 2008, warrants to purchase an aggregate of 355,002 shares of our common stock, which we issued to “accredited” investors in connection with the private offering we completed in October 2006 (the “2006 Offering”), were exercised at a price of $3.50 per share, for an aggregate of $1,642,091.

•
In April 2008, warrants to purchase an aggregate of 100,000 shares of our common stock, which we issued to a consultant in consideration for services rendered in connection with the 2006 Offering, were exercised at a price of $3.00 per share, for an aggregate of $300,000.  In October 2008, warrants to purchase an additional 50,000 shares of our common stock were exercised by the consultant, at a price of $3.50 per share, for an aggregate of $475,000.

•
In September 2008, warrants to purchase an aggregate of 500,000 shares of our common stock, which we issued to a consultant in consideration for services rendered in connection with the 2006 Offering, were exercised on a cashless basis. In connection with the cashless exercise, the warrant holder was deemed to have paid an amount equal to the difference between the exercise price ($2.00 per share) and the average closing price of a share of our common stock during the ten (10) trading days ending on the date of exercise ($12.67 per share). As a result of the cashless exercise, we issued an aggregate of 421,055 shares of our common stock to the warrant holder and its designees.

•
In October 2008, stock options to purchase 50,000 shares of our common stock, which we issued to a former executive officer in fiscal 2006 in consideration for consulting services he performed following the termination of his employment, were exercised at a price of $3.00 per share, for an aggregate of $150,000.

•
In October 2008, warrants to purchase an aggregate of 200,000 shares of our common stock, which we issued to a consultant in consideration for services rendered in connection with the share exchange transaction we consummated in May 2006, were exercised on a cashless basis. In connection with the cashless exercise, the warrant holder was deemed to have paid an amount equal to the difference between the exercise price ($2.00 per share) and the average closing price of a share of our common stock during the ten (10) trading days ending on the date of exercise ($11.85 per share). As a result of such cashless exercise, we issued an aggregate of 166,245 shares of our common stock to the warrant holder. Following this exercise, the warrant holder still held warrants to purchase an additional 300,000 shares of our common stock, which could be exercised in whole, or in part, for cash, or on a cashless basis.

Shares Issued in Connection with Acquisitions

In fiscal 2008, we issued an aggregate of 408,456 shares of our common stock in connection with acquisitions we completed, as follows:

•
On April 3, 2008, Harbin Tian Di Ren Medical Science and Technology Company, our indirect subsidiary (“TDR”), acquired 100% of the equity of Heilongjiang Tianlong Pharmaceutical, Inc., a corporation organized under the laws of the PRC, from its sole shareholder, in consideration for a purchase price of $8.3 million, consisting of: (i) approximately $8.0 million in cash, and (ii) 23,850 shares of our common stock (valued at $12.00 per share).

•
On September 5, 2008, TDR acquired 100% of the equity of Peng Lai Jin Chuang Pharmaceutical Company, a corporation organized under the laws of the PRC, from its sole shareholder, in consideration for a purchase price of $7.1 million, consisting of (i) $2.5 million in cash, and (ii) 381,606 shares of our common stock (valued at $12.00 per share).

Restricted Shares Issued Under 2006 Equity Incentive Plan

As of July 15, 2008, we issued 30,063 “restricted” shares of our common stock to certain employees, directors and advisors of ours, pursuant to our 2006 Stock Incentive Plan.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The financial and business analysis in this Annual Report on Form 10-K (the “Report”) provides information we believe is relevant to an assessment and understanding of our financial condition and results of operations. The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Report.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of this Annual Report as well as the “Risk Factors” section above and are afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in this Annual Report and other documents filed by us with the SEC.

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

We achieved continuing growth on the sale of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channel.  For the year ended December 31, 2008, total revenue was $91,816,183, an 86% increase over the same period in 2007, and net income was $28,835,207, or $1.87 per share compared to net income of $15,332,945, or $1.15 per share on a diluted basis in the same period in 2007.

All of our business is conducted through our wholly-owned subsidiary, ACPG which, in turn, wholly owns Harbin Tian Di Ren Medical Science and Technology Company (referred to herein as “TDR”), a company organized in the PRC, and TDR’s subsidiaries.

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 with its principal executive office in Harbin City of Heilongjiang Province, in the PRC.  TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC.  At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited (“First” or “Harbin Bio Engineering”) as the surviving subsidiary of TDR.

As of October 16, 2006, we organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below.

Recent Developments

On April 3, 2008, TDR completed its acquisition of Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a variety of SFDA approved medicines and new medicine applications, organized under the laws of the PRC (“Tianlong”), which is in the business of manufacturing external-use pharmaceuticals. TDR previously acquired the Beijing sales office of Tianlong in mid-2006.  TDR acquired 100% of the issued and outstanding capital stock of Tianlong from its sole stockholder, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of our common stock.

On April 18, 2008, TDR consummated its acquisition of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010), issued by the Heilongjiang province office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012 and will enable us to expand its sales of medicinal products without having to go through a lengthy license application process.  TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of approximately $437,375. TDR had been overseeing the operations of Haina Pharmaceutical since January of 2008, as part of our due diligence prior to closing of this acquisition.

On September 5, 2008, TDR acquired Peng Lai Jin Chuang Pharmaceutical Company (“Jin Chuang”), a corporation organized under the laws of the PRC, from Peng Lai Jin Chuang Group Corporation (the “Seller”). Jin Chuang, which has received Good Manufacturing Practice certification from the SFDA, was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. In connection with the acquisition of Jin Chuang, TDR acquired all of Jin Chuang’s assets, including, without limitation, franchise, production and operating rights to a portfolio of twenty (20) medicines approved by the SFDA, for an aggregate purchase price of approximately $7.1 million, consisting of (i) approximately $2.5 million in cash, and (ii) 381,606 shares of our common stock.

Summary of Our Research and Development Activities

We currently conduct all of our research and development (“R&D”) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own research, development and laboratory facilities located at TRD’s principal executive.

Additionally, we have established several long-term partnerships with well-known universities and enterprises in the PRC. We have built a gene medicine laboratory through a collaborative effort with Harbin Medical University; established a cell laboratory with North East Agricultural University; and founded a monoclonal antibody laboratory with Jilin University.   Under our partnership arrangements with other universities and research institutions, we will generally hold the intellectual property rights to any developed technology. As a result of one of these collaborations with Harbin Medical University, a product known as “Endothelin-1” is currently under development as a cancer suppressing product. Additional information relating to this product and other products being developed is set forth under “Products Under Development” below and under the general product descriptions in the “Business” section above, which is incorporated by reference herein.

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

At present, our ongoing research is divided into five general areas:

•	the development of an enzyme linked immune technique to prepare extraneous diagnostic kits (see table below);

•	the development of an enzyme linked gold colloid technique to prepare extraneous rapid diagnostic test strip;

•	the development of a gene recombination technique to prepare gene drug;

•	the development of a biology protein chip for various tumor diagnostic applications; and

•	the development of a cord blood stem cell bank, as more fully described in other reports we have filed.

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

Testing Kits and Other Products in Production

We also have three products: AMI Diagnostic Kit, Human Urinary Albumin Elisa Kit and Early Pregnancy Diagnostic Kit that passed the final stages of national inspection in 2006 or 2007.  These diagnostic kits are being sold through drug stores, hospitals, examination stations and independent sales agents throughout the PRC.  We also plan to market these products in Vietnam, Indonesia, Philippines and eventually in Africa. Our sales in this product category increased in mid 2008.

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

We are continuing our marketing efforts with respect to these testing kits which resulted in continued increased sales of these products in 2008.

 Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts and inventories, the salability and recoverability of our products, income taxes and contingencies and remaining useful lives of our tangible and certain intangible assets. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Intangible assets

Intangible assets consist of patents and goodwill. Patent costs are being amortized over the remaining term of the patent.

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

We recognize in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities:  A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired.  Certain assets and high technologies acquired that has a foreseeable future cash flows are capitalized as intangible assets.  Such intangible assets are amortized starting from the year revenue is generated and amortize over a period of 10 years.

For the year ended December 31, 2008 and 2007, the Company incurred $7,412,895 and $3,158,351, respectively, in research and development expenditures.

Results Of Operations

For the year ended December 31, 2008 as compared to December 31, 2007

Our principal business operations are conducted through our wholly owned subsidiary, TDR, and TDR’s wholly-owned subsidiaries.

	December 31
	2008	Variance	2007
REVENUES
Product Sales (net of sales allowance)	$86,161,098	137%	$36,320,156
Contract Sales	5,655,085	(57)%	12,998,152
Total revenues	$91,816,183	86%	49,318,308

COST OF GOODS SOLD
Cost of goods sold	22,403,303	105%	10,939,531
Gross Profit	$69,412,880	81%	$38,378,777

Total revenues increased by 86% in the year ended December 31, 2008 compared to 2007.  The $42.5 million increase in revenue is attributable to strong performances from our sales distribution channels.

Product sales increased by 137% in the year ended December 31, 2008, to $86,161,098 from $36,320,156 in 2007.  This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions. ..

Contract sales of non-manufactured products amounted to $5,655,085 in the year ended December 31, 2008, or a significant decrease of $7,343,067 from sales of $12,998,152 in 2007.  In 2008, TDR began to discontinue contract sales as part of its strategic goals.

Sales by Product Line

A break-down of our sales by major product line for each of the years ended December 31, 2008 and 2007 is as follows:

		For the Year Ended December 31
		2008			2007
Product Category (97 products)	Subsidiary	Quantity (Unit)	Sales USD	% of Sales	Quantity (Unit)	Sales USD	% of Sales
Patch (5 products)	TDR	9,494,535	$35,484,230	39%	2,294,901	$19,690,051	39%
Ointment (20 products)	TDR & TL	11,478,130	23,068,210	25%	3,037,022	6,190,003	13%
Spray (19 products)	TDR & TL	3,941,295	10,612,679	12%	3,580,266	9,210,233	19%
Diagnostic Kits (3 products)	First	2,184,013	8,780,990	10%	739,151	2,990,664	6%
Contract Sales (7 products)	Haina	3,837,578	5,655,085	6%	5,718,652	8,197,758	17%
others (43 products)		4,306,972	8,214,989	8%	1,896,193	3,039,599	6%

Total		35,242,523	$91,816,183	100%	17,266,185	$49,318,308	100%

During the year 2008, we acquired Tianlong Pharmaceutical.  As a result, Tianlong’s contract sales prior to the business acquisition have been realocated to the applicable product category of sale to enhance financial data analysis.

Cost of Goods Sold and Product Gross Margin

	For the Year ended December 31
	2008	Variance	2007
Revenues	$91,816,183	86%	$49,318,308
Cost of goods sold	22,403,303	105%	10,939,531
Gross profit	$69,412,880	171%	$38,378,777
Products gross margin	76%		78%

Operating Expenses

The following table summarizes the changes in our operating expenses from $19,764,991 to $33,753,502 for each of the year ended December 31, 2007 and 2008, respectively:

	For the Year ended December 31
	2008	Variance	2007
Operating Expenses
Selling , General and Administrative expenses	$25,482,201	58%	$16,163,577
Depreciation and amortization	858,406	94%	443,063
R&D Expenses	7,412,895	135%	3,158,351
Total operating expenses	$33,753,502	71%	$19,764,991

Total operating expenses for the year ended December 31, 2008 increased approximately $14 million or 71% over the same period in 2007. The higher operating expenses were primarily attributable to the increased costs of marketing and distribution of our products for sale to generate our increased product sales from $49,318,308 in 2007 to $91,816,183 in 2008.

Research and development expenses were $7,412,895 in the year ended December 31, 2008 compared to $3,158,351 for 2007.  The increased R&D expenses in 2008 were primarily due to additional clinical trials and development of patents to generate continued sales growth.

2009 Outlook

We estimate our total revenues in 2009 versus 2008 to increase by 40% or approximately $37 million with growth in all categories of our product sales. Our gross profit margin in 2009 is expected to be approximately 74% due to raw material inflation. Operating expenses will increase due to higher percentage of R&D investment as well as expanding our own distribution channels. We estimate our overall 2009 net profit margins to be approximately 30%.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2008 and 2007 and for each of the years then ended:

	2008	2007

As of December 31:
Cash and cash equivalents	$40,288,116	$9,190,870
Working capital	$58,022,750	$15,447,162
Inventories	$462,351	$371,672
Year Ended December 31:
Cash provided by (used in):
Operating activities	$27,538,021	$11,601,480
Investing activities	$(23,114,522)	$(10,260,933)
Financing activities	$25,355,470	$(32,516)

As of December 31, 2008, cash and cash equivalents were approximately $40.3 million as compared to $9.2 million at December 31, 2007. The increased cash and cash equivalents position of approximately $31.1 million at December 31, 2008 was primarily due to our cash flows provided by operating activities in 2008 of approximately $27.5 million and the receipt of net proceeds of approximately $23.5 million from the 2008 issuance of 2,500,000 shares of our common stock.  These favorable variances were partially offset by the outlay of funds of approximately $10.9 million related to our 2008 business acquisitions and our construction in progress expenditures of approximately $2.0 million for our new corporate headquarters being built in Harbin.  Our Corporate headquarters is expected to be completed in 2009 at an additional estimated cost of approximately $5 million.

We plan to fund our corporate headquarters construction project using internal funds.

Our current ratio was 10.17 versus 4.07 and the quick ratio was 8.80 versus 4.05 at December 31, 2008 and 2007, respectively.  Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

At December 31, 2008, there are no restrictive bank deposits pledged as security.

Cash flows provided by operating activities was approximately $27.5 million for the year ended December 31, 2008 compared to $11.6 million for the same period in 2007.  The increase in cash provided by operating activities of approximately $15.9 million is primarily attributable to the increased net income of approximately $28.8 million in 2008 versus $15.3 million in 2007.

Our working capital position at December 31, 2008 was approximately $58.0 million, compared to $15.4 million at December 31, 2007. Our increased working capital position in 2008 was principally funded by the increased cash flows generated from our operating activities ($15.9 million) and the rate of our common stock under the January 2008 private placement (23.5 million) in 2008.  Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2009.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the year ended December 31, 2008 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 6.96225 RMB to 1 U.S. Dollar.  In the third quarter of 2005, the Renminbi began to rise against the US dollar.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Sky One Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Sky One Medical, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Sky One Medical, Inc. and Subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying  Management’s Report on Internal Control Over Financial Reporting and accordingly, we do not express an opinion thereon.

/s/ MSPC
MSPC
Certified Public Accountants and Advisors
A Professional Corporation

New York, New York
March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[Letterhead of Sherb & Co., LLP]

To the Board of Directors and Stockholders of
China Sky One Medical, Inc.

We have audited the accompanying consolidated balance sheets of China Sky One Medical, Inc. and its Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. China Sky One Medical, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Sky One Medical, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 25, 2008

 China Sky One Medical, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$40,288,116	$9,190,870
Accounts receivable, net	14,978,648	10,867,106
Inventories	462,351	371,672
Prepaid and other current assets	106,386	57,907
Land and construction deposit	8,513,284	-
Total current assets	64,348,785	20,487,555

Property and equipment, net	21,058,779	6,861,432
Land and construction deposit	-	8,003,205
Intangible assets, net	15,851,765	1,933,014

	$101,259,329	$37,285,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,937,068	$3,448,701
Taxes payable	3,362,888	1,567,188
Deferred revenues	26,079	24,504
Total current liabilities	6,326,035	5,040,393

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,306,184 and 12,228,363 issued and outstanding, respectively)	16,306	12,228
Additional paid-in capital	40,105,134	9,572,608
Accumulated other comprehensive income	5,566,806	2,271,843
Retained earnings	49,245,048	20,388,134
Total stockholders' equity	94,933,294	32,244,813

	$101,259,329	$37,285,206

The accompanying notes are an integral part of these consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2008	2007

Revenues	$91,816,183	$49,318,308
Cost of Goods Sold	22,403,303	10,939,531
Gross Profit	69,412,880	38,378,777

Operating Expenses
Selling, general and administrative	25,482,201	16,163,577
Depreciation and amortization	858,406	443,063
Research and development	7,412,895	3,158,351
Total operating expenses	33,753,502	19,764,991

Income From Operations	35,659,378	18,613,786

Other Income
Miscellaneous income	813,705	38,332

Net Income Before Provision for Income Tax	36,473,082	18,652,118

Provision for Income Taxes
Current	7,616,169	3,319,173

Net Income	28,856,914	15,332,945

The Components of Other Comprehensive Income
Foreign currency translation adjustment	3,294,963	1,849,724

Comprehensive Income	$32,151,877	$17,182,669

Basic Earnings Per Share	$1.91	$1.27
Basic Weighted Average Shares Outstanding	15,101,833	12,094,949

Diluted Earnings Per Share	$1.87	$1.15
Diluted Weighted Average Shares Outstanding	15,429,136	13,370,528

The accompanying notes are an integral part of these consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2008 and 2007

					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholders'
	Shares	Amount	Paid-in Capital	Earnings	Income	Equity

Balance at January 1, 2007	12,031,536	$12,032	$8,821,502	$5,055,189	$422,119	$14,310,842
Issuance of common stock for service	30,000	30	194,970			195,000
Warrants exercised	166,827	167	515,667			515,834
Employee stock options			40,468			40,468
Foreign currency translation adjustment					1,849,724	1,849,724
Net income				15,332,945		15,332,945

Balance at December 31, 2007	12,228,363	12,229	9,572,607	20,388,134	2,271,843	32,244,813

Issuance of common stock through private placement	2,500,000	2,500	23,485,463			23,487,963
Warrants and options exercised under cash and cashless options	1,142,302	1,142	1,866,365			1,867,507
Issuance of common stock for acquistions	405,456	405	4,865,067			4,865,472
Stock-based compensation	30,063	30	315,632			315,662
Foreign currency translation adjustment					3,294,963	3,294,963
Net income				28,856,914		28,856,914

Balance at December 31, 2008	16,306,184	$16,306	$40,105,134	$49,245,048	$5,566,806	$94,933,294

The accompanying notes are an integral part of these consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,856,914	$15,332,945
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Allowance for bad debt	37,883	-
Depreciation and amortization	858,406	443,063
Stock-based compensation	315,662	235,468
Decrease (increase) in operating assets:
Accounts receivable	(3,398,228)	(7,478,964)
Inventories	(65,762)	(73,142)
Prepaid expenses and others	(23,840)	93,463
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(677,722)	2,136,356
Taxes payable	1,660,382	960,170
Deferred revenues	(25,674)	(47,879)
Net cash provided by operating activities	27,538,021	11,601,480

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(11,167,396)	(2,222,448)
Land and construction deposits	4,084	(8,003,205)
Purchase of intangible assets	(11,951,210)	(35,280)
Net cash used in investing activities	(23,114,522)	(10,260,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Sales of common stock for cash, net of offering costs	23,487,963	-
Proceeds from warrants and options exercised	1,867,507	515,834
Payment of short-term loan	-	(548,350)
Net cash provided (used) by financing activities	25,355,470	(32,516)

Effect of exchange rate changes on cash	1,318,277	1,296,039

NET INCREASE IN CASH AND CASH EQUIVALENTS	$31,097,246	$2,604,070

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,190,870	6,586,800

CASH AND CASH EQUIVALENTS AT END OF YEAR	$40,288,116	$9,190,870

Supplemental disclosure of cash flow information
Interest paid	$135,136	$10,457
Taxes paid	$6,630,480	$2,359,003

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

On September 5, 2008, the Company acquired a 100% ownership interest in Peng Lai Jin Chuang Company. Approximate net assets acquired (see note 2) consisted of the following:

Fixed assets	$4,176,922
Intangible assets	2,917,386
Net assets acquired	$7,094,308

 The accompanying notes are an integral part of these consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business

China Sky One Medical Inc., ("China Sky One" or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the Company changed the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc."

American California Pharmaceutical Group, Inc. (“ACPG”), our non operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.”  QQ Group, Inc. changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the Stock Exchange Agreement with China Sky One (then known as “Comet Technologies, Inc.”) and TDR, described herein. On December 8, 2005, ACPG completed a stock exchange transaction with TDR a People’s Republic of China (“PRC”) based operating company and TDR’s subsidiaries (the “TDR Acquisition”), each of which were fully operating companies in the PRC. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

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

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, in the People’s Republic of China (“PRC”). TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited (“First”) as the surviving subsidiary of TDR. The principal activities of TDR and First are the research, manufacture and sale of over-the-counter non-prescription health care products. TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in the Heilongjiang Province. TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through China’s various domestic pharmaceutical chain stores.

China Sky One is a holding company whose principal operations are through its wholly-owned subsidiaries; it has no revenues separate from its subsidiaries, and has nominal expenses related to its status as a public reporting company and to its ownership interest in ACPG and TDR.

On September 30, 2008 (the “Record Date”), we obtained the written consent of the holders of 8,158,251 shares of our common stock, which as of the Record Date, represented 51.3% of our outstanding voting securities, to increase our number of authorized shares of common stock from twenty million (20,000,000) to fifty million (50,000,000) shares.

2.	Acquisition of Businesses

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a multitude of SFDA approved medicines and new medicine applications, organized under the laws of the PRC (“Tianlong”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Tianlong in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from Heilongjiang’s sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of China Sky One (fair value at April 3, 2008 of approximately $270,000).  The acquisition received regulatory approval and closed on April 3, 2008.

The following table summarizes the approximate estimated fair values of the assets acquired in the Tianlong acquisition.

Fixed assets	$6,314,871
Intangible assets	1,786,990
Other	170,000
Net assets acquired	$8,271,861

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2.	Acquisition of Businesses (Continued)

On April 18, 2008, China Sky One through its subsidiary TDR consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina does not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjian office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012 and will enable the Company to expand its sales of medicinal products without having to go through a lengthy license application process.

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

On June 9, 2008, TDR entered into a Merger and Acquisition Agreement (the “Acquisition Agreement”) with Peng Lai Jin Chuang Company, a corporation organized under the laws of the People’s Republic of China (“Peng Lai”), which was recently organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. Pursuant to the Acquisition Agreement, TDR acquired all of the assets of Peng Lai in consideration for an aggregate of approximately (i) US$2.5 million in cash, and (ii) 381,606 shares of the Company’s common stock with a fair value of approximately $4.6 million (at $12 per share).  The acquisition of Peng Lai closed on September 5, 2008.

The following table summarizes the approximate estimated fair values of the assets acquired in the Peng Lai acquisition.

Fixed assets	$4,176,922
Intangible assets	2,917,386
Net assets acquired	$7,094,308

The following table contains pro forma condensed consolidated statement of operations information assuming the Tianlong, Haina and Jin Chuang transactions closed on January 1, 2007, for the years ended December 31, 2008 and 2007. Jin Chuang had dormant operations until October 2008.

	2008	2007
Revenue	$92,377,568	$51,334,371
Operating income	$35,746,742	$17,143,333
Net income	$28,933,581	$13,822,150
Basic earnings per common share	$1.92	$1.14
Basic weighted average shares outstanding	15,358,843	12,500,405
Diluted earnings per common share	$1.88	$1.03
Diluted weighted average shares outstanding	15,686,146	13,775,984

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ACPG, TDR, First, Haina, Tianlong, and Peng Lai. All significant inter-company transactions and balances were eliminated.

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America. This basis of accounting differs from that used under applicable accounting requirements in the PRC.  No material adjustment was required.

Certain items in the 2007 financial statements have been reclassified to conform with the 2008 financial statements presentation.

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

Significant estimates include values and lives assigned to acquired tangible and intangible assets under our business acquisitions, reserves for customer returns and allowances, uncollectible accounts receivable, share-based compensation, impairment testing of goodwill and other intangible assets and slow moving and/or obsolete/damaged inventory. Actual results may differ from these estimates.

Earnings per share - Basic earnings per common share is computed by dividing net earnings applicable to common shareholders by the weighted-average number of common shares outstanding during the period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

Cash and cash equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of six months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Provision of allowance is made for estimated bad debts based on a periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. At December 31, 2008, the Company’s allowance for doubtful accounts was approximately $50,000. At December 31, 2007, the Company had no allowance for doubtful accounts.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method.  Inventory units are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. There was no inventory reserve provision recorded at December 31, 2008 and December 31, 2007.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Property and equipment – Property and equipment are stated at historical cost less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  The Company uses an estimated residual value of 5% of cost, or valuation for both financial and income tax reporting purposes. The estimated lengths of useful lives are as follows:

Building and Improvements	30 years
Land use rights	50 years
Furniture & Equipment	5 to 7 years
Transportation Equipment	5 to 15 years
Machinery and Equipment	7 to 14 years

Expenditures for renewals and betterments are capitalized while repairs and maintenance costs are normally charged to the statement of operations in the year in which they were incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to obtain from the use of the asset, the expenditure is capitalized as an additional cost of the asset. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset is removed from their respective accounts, and any gain or loss is recorded in the Consolidated Statement of Operations.

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.  The Company did not record any impairment charges during each of the years ended December 31, 2008 and 2007.

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditures, professional fees, and capitalized interest costs during the course of construction.

Upon completion and readiness for use of the project, the cost of construction-in-progress is transferred to the facility. In the case of construction-in-progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

Intangible assets – Intangible assets consists of patents and goodwill. Patent costs are amortized over an estimated life of ten years.

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.  The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If  the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining the remaining value over the remaining estimated useful life of the asset to operating results.  There were no impairments during each of the years ended December 31, 2008 and 2007.

Foreign Currency - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are recorded in RMB as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of the capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are recorded as accumulated other comprehensive income, a component of stockholders’ equity.

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

The Company recognizes in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities:  A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired.  Certain assets and high technologies acquired that has a foreseeable future cash flows are capitalized as intangible assets.  Such intangible assets are amortized starting from the year revenue is generated and amortize over a period of 10 years.

For the year ended December 31, 2008, the Company incurred $7,412,895 in research and development costs and $3,158,351 for the year ended December 31, 2007.

Advertising—Advertising and promotion costs are expensed as incurred.  Total advertising costs for the years ended December 31, 2008 and 2007 was $7,299,367 and $4,385,045, respectively. Advertising costs are reported as part of selling, general and administrative expenses in the statements of operations.

Slotting fees — From time to time, the Company enters into arrangements with customers in exchange for obtaining rights to place our products on customers' shelves for resale.  The Company also engages in promotional discount programs in order to enhance sales in specific channels.  These payments, discounts and allowances reduce our reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104

The Company records its obligations under each arrangement at inception and amortizes the total required payments using the straight-line method over a term of time, which is normally the minimum time that we are allowed to sell our products in given retail outlets.  The Company records the balance of the amortized slotting fee not used in the current period as prepaid expenses. As the Company applies the amortized slotting fee as contra revenue, it reduces the reported gross revenue by an amount equal to the reduction in prepaid expenses.  For the years ended December 31, 2008 and 2007, the Company did not incur any slotting fees.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The income tax rate for TDR and Tianlong is 15% and 12% respectively, based on State Council approval.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of FIN 48 at January 1, 2007 did not have a material effect on the Company’s results of operations and financial position.

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

Retirement benefit costs – According to the PRC regulations on pension plans, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company was registered and all qualified employees as defined by statutory regulations are eligible to participate in the plan. Retirement benefit costs incurred by the Company for each of years ended December 31, 2008 and 2007, respectively, amounted to $53,476 and $30,717.

Contributions to the pension or retirement plan are calculated at 22.5% of the employees’ salaries above a fixed threshold amount.  The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values at December 31, 2008 and 2007 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements:

-
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The EITF addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This EITF is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

-
In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

-
In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's financial position and results of operations.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

-
In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its financial statements.

-
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of SFAS 133 ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

-
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination.  SFAS 141R requires earn-outs and other contingent consideration to be recorded at fair value on acquisition date and contingencies to be recorded at fair value on acquisition date with subsequent remeasurement. SFAS 141R requires acquisition costs to be expensed as incurred and generally requires restructuring costs to be expensed in periods after the acquisition date. SFAS 141R requires amounts previously called “negative goodwill” which result from a bargain purchase in which acquisition date fair value of identifiable net assets acquired exceeds the fair value of consideration transferred plus any non controlling interest in the acquirer to be recognized in earnings as a gain attributable to the acquirer.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any acquisition after December 31, 2008.

-
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be reported in the equity section of financial statements and requires that net earnings include the amounts attributable to both the parent and the noncontrolling interests with disclosure on the face of the statement of operations of the net earnings attributable to the parent and to the noncontrolling interests, with any losses attributable to the noncontrolling interests in excess of the noncontrolling interests’ equity to be allocated to the noncontrolling interest. Calculation of earnings per share amounts in the financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on the Company’s financial statements.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

-
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The statement provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances.  Statement No. 157 is effective for financial statements issued for fiscal periods beginning after November 15, 2007.  The Company adopted SFAS 157 effective January 1, 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) SFAS 157-2 (“ FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material effect on our financial statements. The Company does not expect the adoption of SFAS 157 will have a material effect on  our financial statements beginning in year 2009 as it relates to the items subject to the one-year deferral allowed by FSP SFAS 157-2.

4.	Concentrations of Business and Credit risk

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of December 31, 2008 the Company held approximately $2,729,000 of cash balances within the United States of which approximately $577,000 was in excess of FDIC insurance limits.   At December 31, 2008, the Company had approximately $37,579,000, in China bank deposits, which is not insured. As of December 31, 2007, the Company held $583,495 of cash balances within the United States of which $432,798 was in excess of FDIC insurance limits. At December 31, 2007, the Company had approximately $8,605,000 in China bank deposits, which may not be insured. Historically, the Company has not experienced any losses in such accounts.

A significant amount of the Company’s sales are concentrated in China.  Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this country. Difficult economic conditions in other geographic areas into which the Company may expand may also adversely affect its business, operations and finances.

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

Major Customers

For the year ended December 31, 2008, Shanxi Xintai and Harbin Shiji Baolong accounted for 15% and 12% respectively of sales revenues.  Harbin Shiji Baolong and Shanxi Xintai accounted for 29% and 11% respectively of all accounts receivable.  For the year ended December 31, 2007, Ningbo Yuehua Trading Co. and Guangzhou Xinghe Trading Co. accounted for approximately 14% and 11% of sales revenue respectively.  One customer accounted for 10% of all accounts receivable.

Major Suppliers

Heilongjiang Kangda Medicine Co. accounted for approximately 33% of the Company’s inventory purchases for the year ended December 31, 2008.  Purchases from Harbin Yongheng Printing Ltd. for the year ended December 31, 2007 represented approximately 23%.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5.	Earnings per Share

We have applied SFAS No. 128, “Earnings Per Share” in our calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing net earnings  available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock warrants and options to purchase 1,151,000 shares of common stock were outstanding and exercisable as of December 31, 2008.  Stock warrants and options to purchase 1,617,483 shares of common stock, all were exercisable and outstanding during the year ended December 31, 2007.  These common stock equivalents were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represent s the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share:

	For the year ended December 31,
	2008	2007
Numerator:
Net income used in calculation of basic and diluted earnings per share	$28,856,914	$15,332,945

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	15,101,833	12,094,949
Effect of dilutive securities:
Stock options and equivalents	327,303	1,275,579
Weighted-average common shares used in calculation of diluted earnings per share	15,429,136	13,370,528

Net income per share:
Basic	$1.91	$1.27
Diluted	$1.87	$1.15

6.	Equity and Share-based Compensation

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6.	Equity and Share-based Compensation (Continued)

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of December 31, 2008, non-qualified options to purchase a total of 113,500 shares have been granted under the 2006 Stock Incentive Plan. All options were granted in October 2006. All options have an exercise price of $3.65 per share, the weighted fair market value on the date of grant was $4.25 per share. Of these 113,500 options a total of 60,500 were granted to employees and a total of 53,000 were granted to consultants. These options were valued using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 5 years and volatility of 39%.  All 113,500 options vest over various periods for the options granted to employees and consultants. There were no options granted during the years ended December 31, 2007 and 2008. In accordance with FAS 123(R), "Share-Based Payment," compensation expenses to employees for the years ended December 31, 2007 and 2008 were $235,468 and $315,662, respectively.

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period. In connection with closing of the Stock Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for the reverse merger in July 2006, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of $2.00 per share and options to purchase up to 50,000 shares on or before December 20, 2008 at a price of $3.00 per share.  The fair value of these warrants and options were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following weighted assumptions:  no dividends; risk-free interest rate of 4%; a contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available.

On January 3, 2007, the holder of 50,000 options dated March 11, 1999, granted prior to the May 30, 2006 company reorganization, exercised the warrants by electing to use cashless conversion provision of the warrants and acquired 5,160 shares of the Company common stock (after giving effect to the 8 to 1 reverse stock split effected after the warrants were issued). .

At various times during the year ended December 31, 2008, warrant holders exercised warrants for 505,002 shares of the Company’s common stock, at various exercise prices, for total proceeds of approximately $1,717,507.  Warrant holders also exercised 700,000 shares of warrants on a cashless basis for a total of 587,300 shares of the Company’s common stock. During the year ended December 31, 2008, option holders exercised 50,000 stock options for 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share for total proceeds of $150,000.

7.	Securities Purchase Agreement and Related Transaction

On January 31, 2008 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), for the purchase and sale of units consisting of an aggregate of: (i) 2,500,000 shares of the Company’s common stock, and (ii) Class A Warrants to purchase 750,000 additional shares of the Company’s common stock exercisable at $12.50 per share, and expiring on July 31, 2011 (the “Class A Warrants”), for a purchase price of $10.00 per unit (the “Unit Purchase Price”), or gross offering proceeds of $25.0 million (the “2008 Offering”).  The Company received net proceeds of approximately $23.5 million in connection with the 2008 Offering.

Pursuant to the Purchase Agreement, among other things, if, and whenever, within twelve (12) months of the Closing Date, the Company issues or sells, or is deemed to have issued or sold, any shares of common stock, or securities convertible into or exercisable for shares of common stock, or modifies any of the foregoing which may be outstanding (with the exception of certain excluded securities), to any person or entity at a price per share, or conversion or exercise price per share less than the Unit Purchase Price, then the Company shall issue, for each such occasion, additional shares of its common stock to the Investors in such number so that the average per share purchase price of the shares of common stock purchased by the Investors in the 2008 Offering shall automatically be reduced to such other lower price per share.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7.	Securities Purchase Agreement and Related Transaction (Continued)

In addition, as of the Closing Date, the Company entered into a Make Good Agreement (the “Make Good Agreement”) with Liu Yan-Qing, its Chairman, Chief Executive Officer and President, and a principal shareholder of the Company, (the “Principal Shareholder”) and the Investors (collectively, the “Make Good Parties”), pursuant to which the Principal Shareholder deposited 3,000,000 shares of his common stock of the Company (the “Escrow Shares”) into escrow, to be released to the Investors in an amount pro rata pro to their initial investments in the 2008 Offering, in the event the Company failed to attain earnings per share, as adjusted, of at least (i) $1.05 per share for the fiscal year ending December 31, 2007 (based on an aggregate of 13,907,696 shares outstanding), and/or (ii) $1.63 per share for the fiscal year ending December 31, 2008 (based on 16,907,696 shares outstanding).

The Company deems the Escrow Shares arrangement as analogous to the issuance of a fixed number of warrants in an equity transaction.  Under the Make Good Agreement these Escrow Shares would have been  reallocated on a pro rata basis to the Investors only if certain earnings targets were not achieved in years 2007 and 2008.  If the earnings targets were met, the Escrow Shares would automatically be released to the Principal Shareholder.  As of January 31, 2008, the date the common shares were placed into escrow, the Company achieved the 2007 earnings target and, based upon internal forecasts, was confident the 2008 target would also be met.  Based upon certain assumptions, including the low probability that the Escrow Shares would be released to the Investors and not be returned to the Principal Shareholder, the Company considered the fair value of the right held by the Investors through the Escrow Shares provision under the Make Good Agreement to be immaterial.  As of December 31, 2008, the Company satisfied the earnings per common share targets for each of fiscal 2007 and 2008 as defined under the Make Good Agreement and, as such, the Escrow Shares shall be released to the Principal Shareholder in 2009.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to these Class A Warrants is provided in Note 8.

8.	Outstanding Warrants and Options

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of January 1, 2006	25,000	$1.50	-
Granted	1,650,000	2.58	163,500	$3.45
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2006	1,675,000	2.57	163,500	3.45
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(161,667)	3.19	-	-
Outstanding as of December 31, 2007	1,513,333	$2.48	163,500	$3.45
Granted	750,000	12.50	-	-
Exercised (See Note 6)	(1,205,002)		(50,000)	-
Expired or cancelled	(8,331)	-	-	-
Outstanding as of December 31, 2008	1,050,000	$9.50	113,500	$3.45

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8.	Outstanding Warrants and Options (Continued)

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2008.

Exercise Price	Outstanding December 31, 2008	Weighted Average Remaining Life in Years	Number exercisable
$2.00	300,000	0.50	300,000
$12.50	750,000	2.50	750,000
	1,050,000		1,050,000

Out of the 1,050,000 outstanding warrants, all were exercisable as of December 31, 2008. The remaining Class A Warrants represent the right to purchase an aggregate of 750,000 shares of Common Stock of the Company granted with the Securities Purchase Agreement, at an exercise price of $12.50 per share, and have the following additional characteristics:

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8.	Outstanding Warrants and Options (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008.

Exercise Price	Outstanding December 31, 2008	Weighted Average Remaining Life in Years	Exercisable Options	Unvested Options
$3.65	113,500	3.00	101,000	12,500
	113,500		101,000	12,500

9.	Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method.  Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of December 31, 2008 and 2007, inventories consist of the following:

	December 31, 2008	December 31, 2007
Raw Material	$330,275	$284,614
Work-in-Process	76,462	57,337
Finished Products	55,614	29,721
Total Inventories	$462,351	$371,672

10.	Property and Equipment

 As of December 31, 2008 and 2007, Property and Equipment, net consist of the following:

	December 31, 2008	December 31, 2007
Buildings and improvements	$9,961,820	2,861,011
Machinery and equipment	4,946,247	1,568,958
Land use rights	1,945,209	563,469
Transportation equipment	885,880	318,779
Furniture and equipment	299,467	96,501
Construction in progress (See Note 14)	4,317,265	2,113,957
Total Property and Equipment	22,355,888	7,522,675
Less: Accumulated Depreciation	(1,297,109)	(661,243)
Property and Equipment, Net	$21,058,779	$6,861,432

For the year ended December 31, 2008 and 2007, annual depreciation expense totaled $584,171 and $187,231 respectively.   Depreciation expense recorded under Cost of Goods Sold for 2008 amounted to $225,884.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11.	Intangible Assets

As of December 31, 2008 and 2007, the Company’s net unamortized intangible assets consist of:

	December 31, 2008	December 31, 2007
Patents	$15,093,718	$1,599,814
Goodwill	758,047	333,200
Total Intangible Assets, net	$15,851,765	$1,933,014

Amortization expense for the year ended December 31, 2008 and 2007 was $274,235 and $255,832 respectively. Future amortization of the patents with finite useful lives are as follows:

Year ended December 31,
2009	$695,300
2010	695,300
2011	695,300
2012	695,300
2013	695,300
Thereafter	$11,617,200
15,093,700

12.	Taxes Payable

Taxes payable consists of the following:

	December 31, 2008	December 31, 2007
Value Added Tax, net	$1,179,383	$612,602
Enterprise Income Tax	2,106,956	940,819
City Tax	32,013	4,789
Other Taxes and additions	44,536	8,978
Total Taxes Payable	$3,362,888	$1,567,188

13.	Income Taxes

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The income tax rate for TDR and Tianlong in fiscal 2008 was 15% and 12%, respectively, based on State Council approval.

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

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. As of December 31, 2008, the Company has US net operating loss carryforward’s of approximately $4.84 million which will begin to expire in 2028. Accordingly, as mentioned above, any deferred tax asset that would result from these carryforwards have been fully reserved as of December 31, 2008.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13.	Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Deferred tax assets:
NOL Carryover from China Sky One (formerly known as Comet)	$4,840,994	$246,000
Share-based compensation expenses based on SFAS123R	356,130	639,000
	5,197,124	885,000
Less valuation allowance	(5,197,124)	(885,000)
Net deferred tax asset	$-	$-

As of December 31, 2008, the Company has US net operating loss carryforward’s of approximately $4.84 million which will begin to expire in 2028.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial position or cash flows.

14.	Land Use Rights Purchase Agreement and Construction in progress

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

The project consists of two phases:

(1)	Construction of main workshop, R&D center and office using land area of 30,000 square meters. Construction started in May 2007 and is estimated to be completed by the end of 2009.

(2)	Construction of Second workshop and show room using land area of 20,000 square meters. Construction is expected to start in September 2008 to be completed by December 2009.

TDR has committed to the Development and Construction Administration Committee of the Harbin Song Bei New Development District that the minimum investment per square meter will be $394.

Management plans to use the internal generated funds to fund the project.  The estimated additional cost is approximately $5 million.

As of December 31, 2008 and 2007, the Company has deposits totaling $8,513,284 and 8,003,205 respectively, related to the land and construction deposits.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Rental expense is approximately $25,000 per year for each of the years ended December 31, 2008 and 2007 respectively.  The rental commitment for the year 2009 is approximately $25,000.  The Company is expecting the corporate headquarters currently under construction to be completed by 2009.  As a result, there is no rental commitment made by the Company for the year 2010 and thereafter.

16.	Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly operating results for the eight quarters ended December 31, 2008.  The Company believes that all adjustments of a normal recurring natural have been made to present fairly the related quarterly results:

Year 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$12,413,430	$23,748,592	$29,699,282	$25,954,879	$91,816,183
Gross profit	$9,553,002	$18,226,278	$22,333,223	$19,300,377	$69,412,880
Income from operations	$4,850,026	$10,127,636	$11,751,105	$8,930,611	$35,659,378
Net income	$3,864,911	$8,110,667	$9,943,435	$6,937,901	$28,856,914
Basic EPS	$0.26	$0.54	$0.66	$0.45	$1.91
Diluted EPS	$0.25	$0.53	$0.64	$0.45	$1.87

Year 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$5,179,116	$14,645,247	$16,770,570	$12,723,375	$49,318,308
Gross profit	$4,052,421	$11,336,599	$13,101,558	$9,888,199	$38,378,777
Income from operations	$1,910,080	$5,164,183	$6,589,801	$4,949,722	$18,613,786
Net income	$1,549,321	$4,227,524	$5,446,271	$4,109,829	$15,332,945
Basic EPS	$0.13	$0.35	$0.45	0.34	$1.27
Diluted EPS	$0.12	$0.34	$0.44	0.25	$1.15

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting.  In addition, management’s report on internal control over financial reporting is not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that require us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Report

During our fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

Except as set forth below, there was no information we were required to disclose in a report on Form 8-K during the fourth quarter of our fiscal year ended December 31, 2008, or subsequent period through the date hereof, which was not so reported.

PART III

Item10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

The following table sets forth certain information regarding our directors and executive officers during the fiscal year ended December 31, 2008, and the subsequent period through the date hereof:

Name	Age	Position

Liu Yan-qing	44	Chief Executive Officer, President and Director

Han Xiao-yan	41	Vice Chairman and Director

Hao Yu-Bo	38	Chief Financial Officer and Secretary

Song Chun Fan	69	Director

Jiang Qi Feng	26	Director

Zhao Jie	46	Director

Qian Xu Feng	41	Director

The following information reflects the business background and experience of each director and officer.

Liu Yan-qing is our Chief Executive Officer and President, Director of TDR, and General Manager of our Harbin Bio-Engineering subsidiary.  Mr. Liu graduated from Prophylactic Department of Harbin Medicine University, where he obtained his bachelor’s degree.  In 2005, he studied at Tsing Hua University and earned an Executive Masters of Business.  Before establishing his own company, he had 8 years of experience as a reporter of Family Health Newspaper, and has over 10 years of experience in drug marketing, research and development of new drugs and enterprise management. Mr. Liu has been instrumental in establishing TDR’s sales program and sales network covering the PRC.

Han Xiao-yan is our Vice Chairman and Director, General Manager of TDR, and Vice Director of Harbin Bio-Engineering.  Ms. Han received a master of business administration at Harbin Industrial University.  She had five years of hygiene and medical media experience before becoming employed by TDR, and has been instrumental in developing and marketing TDR’s products and expanding its sales.  She also serves as our senior marketing manager and administrative manager.  She has over 10 years of financial management experience.  In 2004, she was appointed the general manager of TDR, with responsibility for financing, production, quality control and purchasing.  In 2003, she was appointed vice director of Harbin Bio-Engineering.

Hao Yu-bo has been employed by us in various capacities since June 2008. From January 2006 through June 2008, Mr. Hao served as President’s Assistant and Financial Officer for Sumitomo Group Canadian Branch, an integrated trading company. Prior to this, commencing in September 2004, Mr. Hao served as Marketing Executive and Canadian Market Analyst for MGM Mirage, an entertainment company which owns and operates casino properties. From September 1997 through the time he joined MGM Mirage, he was Chief Executive Officer of SunnyZone Consulting Co. Ltd., a financial consulting company he co-founded. Mr. Hao holds Bachelor’s degrees in Economics and Arts from Beijing Union University and an MBA from the University of Phoenix.

Song Chun Fan joined our board of directors on February 22, 2008. From 1964 to the present, Mr. Song has been employed by the First Clinical College of Harbin Medical University in Heilongjiang, China, where he has served as the Director of the Surgery Research Room and the Director of graduate students of the Surgery Department since 1996.  From 1998 to the present, he has been the acting Director of the Heilongjiang Professional Surgery Committee, the Commissary of the Degree Commission of China, the Director of the Key Laboratory of Cell Transplantation of the Ministry of Public Health of China, the Vice-Chairman of the Heilongjiang Medicine Association, the Vice-Chairman of the Heilongjiang Physician Association, and the Director of Heilongjiang (Special) Medical Treatment Application Administration Committee.  Mr. Song received a Bachelor’s Degree in Medical Treatment from Harbin Medical University in 1964.

Jiang Qi Feng joined our board of directors on February 22, 2008.  From September 2006 to the present, Mr. Jiang has served as a Teaching Assistant and a Research Assistant at Simon Fraser University in Canada, where he specializes in biology statistics, biology research and probability.  He received a Masters Degree in Computer Science from Simon Fraser University in 2006, and Bachelor’s Degrees in Bio-Statistics and Mathematics from the University of British Columbia in 2005.

Zhao Jie joined our board of directors on February 22, 2008.  From 1999 to the present, Mr. Zhao has served as the Tissue Specialist of the Replant Department of Capital Health Transplant Services in Alberta, Canada, responsible for various aspects of tissue transplantation, including determining donee acceptability, processing and preserving tissue, performing surgical procedures, and quality control.  In addition, he has written and published several books and articles regarding tissue transplantation.  Mr. Zhao has received awards from Capital Health for Quality and Safety (2006), Recognition of Excellence and Achievement (2002), and Teamwork (2002).  He received a Bachelor’s Degree in Medicine from Harbin Medical University in 1988.

Qian Xu Feng joined our board of directors on February 22, 2008.  From March 2005 to the present, Mr. Qian has been employed by Moody’s Investors Service; from May 2007 to the present, as the Vice President and Senior Analyst, from May 2006 to May 2007, as the Assistant Vice President and Quantitative Analyst, and from March 2005 to April 2006, as the Quantitative Analyst. Prior to that, from June 2004 until February 2005, he was the Research Fellow of the Furman Center for Real Estate and Urban Policy of New York University, where she conducted empirical quantitative research in various aspects of commercial and residential properties. From September 1990 to July 1996, Mr. Qian was an Assistant Professor of Economics at the Beijing Normal University. He received a Ph.D. in Economics from Rutgers University in 2004, a Masters Degree in Economics from Rutgers University in 2001, a Masters Degree in Accounting from City University of New York in 1999, and a Bachelor’s Degree in Economics from Beijing Normal University in 1990.

Significant Employees

As of December 31, 2008, we had 1,804 employees.  Other than our members of management, only the individuals listed below are expected to make significant contributions to our business:

Zhang Wen Chao has been our Director of Scientific and Technological Development since 2005.  Mr. Zhang graduated with a PhD in biology pharmaceuticals from South China University of Technology in 1997.  He has been employed in various R&D roles since his graduation.  Mr. Zhang completed our gene recombination medicine independently and has been responsible for researching and developing various products that have been launched by the Company since 2005.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become directors of executive officers.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended December 31, 2008.

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

•	Compliance with applicable governmental laws, rules and regulations,

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code,

•	Accountability for adherence to the code.

Board of Directors

We have 6 members serving on our Board of Directors.  Each board member is nominated for election at our annual meeting to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Board Committees

The Board of Directors has an Audit Committee, Nominating and Governance Committee, Executive Committee, a Finance Committee and a Compensation Committee, all of which were created on February 22, 2008.  A description of each committee follows.

Audit Committee

We have a separately designated standing Audit Committee and adopted an Audit Committee Charter on February 22, 2008.  The purpose of the Audit Committee is to recommend to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.  The Audit Committee has been created after the appointment of the auditors however, have approved the inclusion of their report herewith.  The Audit Committee also reviews and discusses with management and the board of directors, such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. The Audit Committee is required, at all times to be composed exclusively of directors who, in the opinion of our board of directors, are free from any relationship that would interfere with the exercise of independent judgment as a committee member and who posses an understanding of financial statements and generally accepted accounting principles.  The Audit Committee is comprised of solely independent directors, Messrs. Jiang Qi Feng, Zhao Jie and Qian Xu Feng.  Management believes, in good faith, that each of these members are considered “independent” under applicable Nasdaq rules, and that Jiang Qi Feng qualifies as an “audit committee financial expert” as defined under Item 401(c) of Regulation S-K.  A copy of the Audit Committee Charter is filed as an exhibit to this report and can be made available in print free of charge to any shareholder who requests it.

Compensation Committee

We have designated a Compensation Committee of Board of Directors and adopted a Compensation Committee Charter on February 22, 2008. The Compensation Committee is responsible for (a) reviewing and recommending to the board of directors on matters relating to employee compensation and benefit plans, and (b) assisting the board in determining the compensation of the CEO and other executives and make recommendations to the board with respect to the compensation of the CFO, other executive officers of the Company and independent directors.  The Compensation Committee is comprised independent directors, Messrs. Jiang Qi Feng, Qian Xu Feng and Song Chun Fan.

Nominating and Governance Committee

We created a Nominating and Governance Committee and adopted a Nominating and Governance Committee Charter on February 22, 2008.  The purpose of this committee is to assist the board of directors in identifying qualified individuals to become board members, in determining the composition of the board of directors and in monitoring the process to assess Board effectiveness.  The Nominating and Governance Committee of the board of directors comprised of independent directors Zhao Jie, Qian Xu Feng and Song Chun Fan.  A copy of the Nominating and Governance Committee Charter is filed as an exhibit to this prospectus and can be made available in print free of charge to any shareholder who requests it.

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

Director Independence

Our common stock trades on the Nasdaq Global Market. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that none of Song Chun Fan, Jiang Qi Feng, Zhao Jie and Qian Xu Feng has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is an “independent director,” as defined under Rule 4200(a)(15) of the Nasdaq Stock Market, Inc. Marketplace Rules.

Indemnification

Under Chapter 78 of the Nevada Revised Statutes, we have broad powers to indemnify and insure our directors and officers against liabilities they may incur in their capacities as such.  Article VII of our articles of incorporation provides, in part, that we must indemnify our directors and officers, and their respective heirs, administrators, successors and assigns against any and all expenses, including amounts paid upon judgments, counsel fees and amounts paid in settlement by reason of their being or having been directors of officers.  This indemnification is in addition to any rights to which those indemnified may be entitled under any law, by law, agreement, vote of shareholder or otherwise.

This indemnification provisions may be sufficiently broad to permit indemnification of our directors and officers for liabilities (including reimbursement of expenses incurred) arising under the Securities Act.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

The indemnity provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty.  These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders.  Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.  We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted.  We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

Anti-Takeover Provisions

Provisions of Nevada law, our articles of incorporation, or our bylaws could have the effect of delaying or preventing a third party from acquiring us, even if the acquisition would benefit our stockholders. The provisions of Nevada law and in our articles of incorporation and bylaws are intended to enhance the likelihood of continuity and stability in the composition of our Board of Directors and in the policies formulated by the Board of Directors and to discourage certain types of transactions that may involve an actual or threatened change of control of China Sky One.  These provisions are designed to reduce our vulnerability to an unsolicited proposal for a takeover that does not contemplate the acquisition of all of our outstanding shares, or an unsolicited proposal for the restructuring or sale of all or part of our company.  See the Subsection titled “Anti-Takeover Provisions” in the “Description of Capital Stock” Section below.

Director Fiduciary Duty and Business Judgment Provisions

Nevada has enacted several statutes governing the fiduciary duty and business judgment of our directors and officers including a provision that our directors and officers must exercise their powers in good faith and with a view to our interests. In the same section, the Nevada Revised Statutes state that our directors and officers, in deciding upon matters of business, are presumed to act in good faith, on an informed basis and with a view to our interests. They may rely on information, opinions, reports, financial statements and other financial data, that are prepared or presented by our directors, officers or employees who are reasonably believed to be reliable and competent.

Limitation on Liability

Section 78.138(7) of the Nevada Revised Statutes provides that our directors and officers will not be individually liable to us or our stockholders or our creditors for any damages as a result of any act or failure to act in their capacity as a director or officer unless it is proven that the act or failure to act breached fiduciary duties as a director or officer and such breach involved intentional misconduct, fraud or a knowing violation of law. As a result, neither we nor our stockholders nor our creditors have the right to recover damages against a director or officer for any act or failure to act in his capacity as a director or officer, except in the situations described above and except under very limited circumstances.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the 2008, 2007 and 2006 fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Liu Yan-Qing Chairman, Chief Executive Officer and President	2008 2007 2006	34,320 68,512 19,500	- - -	51,380 - -	- - 62,050	- - -	- - -	- - -		85,700 68,512 81,550

Han Xiao-Yan Vice Chairman and Director	2008 2007 2006	25,680 54,810 16,500	- - -	40,120 - -	- - 43,800	- - -	- - -	- - -		65,800 54,810 60,300

Hao Yu-Bo Chief Financial Officer and Secretary	2008 2007 2006	17,241 - -	- - -	11,424 - -	- - -	- - -	- - -	- - -		28,665 - -

Richard B. Stuart former Chief Executive Officer and Director	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - 28,200	- - (3) -	- - 28,200

Jack M. Gertino former Chief Financial Officer and Director	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - 56,325	- - (3) -	- - 56,325

(1)	As of July 15, 2008, we issued an aggregate of 30,063 shares of restricted stock to certain employees, directors an advisors pursuant to our 2006 Stock Incentive Plan.

(2)
Option Awards represent the aggregate grant date fair value of options to purchase 17,000 common shares for Mr. Liu and 12,000 common shares for Ms. Han, computed in accordance with FAS 123R.  The grant, vesting and forfeiture information and assumption made in valuation may be found in Note 6 to our financial statements for the year ended December 31, 2008, which are attached hereto, beginning on Page F-1, and in the notes following the table below.

(3)
Mr. Stuart and Mr. Gertino were former officers and directors of ours through May 2006.  We recorded compensation expense for Richard B. Stuart and Jack M. Gertino, computed on an hourly basis, in the amounts indicated, for their efforts in reviewing specific business opportunities for a possible business combination during the fiscal year, participating in meetings and conference calls in connection with such opportunities, and undertaking related activities.

Summary of Employment Agreements and Arrangements

We do not have formal employment agreements with any members of management.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Liu Yan-Qing Principal Executive Officer and Director	17,000	0	0	$3.65	October 26, 2011	0	0	0	0

Han Xiao-Yan former Principal Financial Officer and Director	12,000	0	0	$3.65	October 26, 2011	0	0	0	0

Hao Yu-Bo Principal Financial Officer	0	0	0	n/a	n/a	n/a	n/a	n/a	n/a

(1) On October 26, 2006, we issued to Liu Yan-Qing under our 2006 Incentive Stock Plan (the “Plan”), options to purchase 17,000 shares of common stock, 6,000 options vesting June 30, 2007, and the remaining 11,000 options vesting on June 30, 2008.  These options are exercisable for a five-year period from the date of grant at an exercise price of $3.65 per share.

(2) On October 26, 2006, we issued to Han Xiao-Yan under our Plan, options to purchase 12,000 shares of common stock, 5,000 options vesting June 30, 2007, and the remaining 7,000 options vesting on June 30, 2008.  These options are exercisable for a five-year period from the date of grant at an exercise price of $3.65 per share.

Equity Compensation Plan Information

Our Board of Directors adopted a 2006 Stock Incentive Plan (the “Plan”), to be effective on July 31, 2006.  The Plan was approved by our shareholders on July 31, 2006. The Plan authorizes the granting of incentive stock options and nonqualified stock options to purchase common stock, stock appreciation rights (“SARs”), restricted stock, performance stock and bonus stock, to key executives and other key employees and consultants of ours, including officers of our subsidiaries.  The purpose of the Plan is to attract and retain key employees, to motivate key employees to achieve long-range goals and to further identify the interests of key employees with those of the other shareholders of ours.  The Plan authorizes the award of 1,500,000 shares of common stock to be used for stock, SARs, restricted stock and performance and bonus stock.  If an award made under the Plan expires, terminates or is forfeited, canceled or settled in cash, without issuance of shares covered by the award, those shares will be available for future awards under the Plan.  The Plan will terminate on July 31, 2017.  The Plan is intended to qualify for favorable treatment under Section 16 of the Exchange Act, as amended, pursuant to Rule 16b-3 promulgated thereunder (“Rule 16b-3”).  The Plan provides for the grant of “incentive stock options,” as defined in Section 422 of the Internal Revenue Code (“Code”) and nonqualified stock options.

The Plan designates a Stock Option Committee appointed by the Board of Directors (which may be the Compensation Committee) and authorizes the Stock Option committee to grant or award to eligible participants stock options, SARs, restricted stock performance stock awards and bonus stock awards for up to 1,500,000 shares of our common stock. The initial members of the Stock Option Committee are the Board of Directors.

On October 26, 2006, we granted a total of 113,500 non-qualified options under the Plan to key employees, including certain of our officers.  These options are exercisable at a price of $3.65 per share, or 85% of the fair market value of the shares covered by the options as of the date of grant.  The options begin to vest in June 2007, and typically vest in increments over either a two-year or three year period, and expire in October, 2011, unless earlier terminated by their terms.  The outstanding options include a total of 29,000 options held by current officers and directors.

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2008.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	113,500	$3.65	1,386,500
Equity compensation plans not approved by security holders	None

Total	113,500		1,386,500

Director Compensation

 We do not currently pay any cash fees to our directors.

Limitation on Liability and Indemnification of Directors and Officers

Chapter 78 of the Nevada General Corporation Law ("NGCL") provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he is not liable pursuant to NGCL Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. NGCL Chapter 78 further provides that a corporation similarly may indemnify any such person serving in any such capacity who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit if he is not liable pursuant to NGCL Section 78.138 or acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the court or other court of competent jurisdiction in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court or other court of competent jurisdiction shall deem proper.

Our Articles of Incorporation and By-laws provide that we may indemnify our officers, directors, agents and any other persons to the fullest extent permitted by the NGCL.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our named executive officers and directors, and (iii) all of our named executive officers and directors as a group.  Shares of our common stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of March 31, 2009, the Company had 16,446,467 shares of Common Stock issued and outstanding.

	Common Stock Beneficially Owned

Name, Title and Address(1)	Number(2)	Percent
5% Stockholders:

Pope Investments II LLC(3) 5100 Poplar Avenue, Suite 805 Memphis, TN 38137	1,391,000	8.3%

Named Executive Officers and Directors:

Liu Yan Qing(4) Chief Executive Officer, President and Chairman of the Board of Directors	4,677,595	28.4%

Han Xiao Yan(5) Vice Chairman of the Board of Directors	1,415,057	8.6%

Hao Yu-Bo Chief Financial Officer and Secretary	1,088	*

Song Chun Fang Director	1,088	*

Jiang Qi Feng Director	1,088	*

Zhao Jie Director	1,088	*

Qian Xu Feng Director	1,088	*

All Named Executive Officers and Directors as a Group (7 persons)(7)	6,098,092	37.0%

*Less than 1%

(1)  Unless otherwise indicated, each person named in the table has sole voting and investment power and that person’s address is c/o the Company, at Room 1706, No. 30 Di Wang Building, Gan Shui Road, Nangang District, Harbin, People’s Republic of China 150001.

(2)  All shares are held of record and beneficially.

(3)  Includes 321,000 shares underlying currently exercisable warrants held by Pope Investments II LLC.  William D. Wells is the Managing Member of Pope Investments II LLC and has sole voting and investment power over the shares owned by such entity.  Mr. Wells disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(4)  Includes 17,000 shares underlying currently exercisable stock options held by Mr. Liu.  3,000,000 of Mr. Liu’s shares are held in escrow in connection with a Make Good Agreement entered into with investors in a private offering the Company closed in January 2008, pursuant to which such shares may be distributed to such investors if the Company does not attain certain earnings per share targets for fiscal 2007 and 2008, based on fully diluted shares outstanding at the time of the offering excluding warrants issued in such offering. The Company has satisfied the earnings per share targets for each of fiscal 2007 and 2008. Therefore, the 3,000,000 shares shall be released to Mr. Liu in 2009.

(5)  Includes 12,000 shares underlying currently exercisable stock options held by Ms. Han.

 (7)  Includes (i) 17,000 shares underlying currently exercisable stock options held by Mr. Liu, and (ii) 12,000 shares underlying currently exercisable stock options held by Ms. Han.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our last fiscal year, there have been no transactions between members of management, five percent stockholders, “affiliates,” promoters and finders, except as set forth below.  Each of the transactions listed below was negotiated on an “arm’s length” basis.

Transactions with Management and Others

Effective May 30, 2006, we acquired 100% of ACPG in a stock-for-stock exchange.  The transaction was treated as a reverse merger and a recapitalization of ACPG for financial reporting purposes.  As part of the exchange, Liu Yan-qing and Han Xiao-yan, officers and directors of ACPG and TDR, received 4,660,595 and 1,402,907 shares, respectively, of our common stock in exchange for their ownership interest in ACPG.  The other shareholders of ACPG received a total of 4,129,875 shares of our common stock for their ownership interest in ACPG, including American Eastern Group, Inc., American Eastern Securities, Inc., and its principal, Trang Chong (Charles) Hung, who received 87,685 shares, 54,803 shares, and 87,685 shares of our common stock, respectively, in connection with the transaction.

In connection with the closing of the stock exchange described above, we entered into a consulting agreement, as of May 11, 2006, with Jack M. Gertino and Richard B. Stuart, officers and directors who resigned at closing, providing for their services as consultants.  For such services, we agreed to compensate Messrs. Gertino and Stuart as follows: (a) the sum of $3,000 per month for a period of two years; (b) the issuance of a total of 219,212 shares of our restricted common stock (or 109,606 shares each). In addition, under this arrangement, we granted to Mr. Gertino an option to purchase a total of 50,000 shares at a price of $3.00 per share at any time before December 20, 2008.

We incurred fees to American Eastern Group, Inc. (“AEG”), and Shenzhen DRB Investment Consultant Limited (“DRB”), in the amount of $200,000 in cash for services rendered in connection with the Exchange Agreement.  In addition, in October, 2006, we granted to AES and DRB warrants to purchase an aggregate of 1,000,000 shares of common stock (500,000 warrants each) exercisable at any time before July 31, 2009, at a price of $2.00 per share.  One-half of such warrants were deemed to be earned as of the completion of the Exchange Agreement, and the other one-half was deemed earned after completion of our private offering in October, 2006.  The fair value of the above warrants was calculated as $1,469,190 as of December 31, 2006, based on the Black-Scholes model of accounting, and the total value of compensation to AES and DRB has been determined to be $2,317,128.

American Eastern Securities, Inc., acted as placement agent for us in connection with our private offering completed in October, 2006. We sold a total of 200 Units in the private offering, at a price of $15,000 per Unit, for total gross proceeds of $3,000,000 and net cash proceeds of approximately $2,745,000. Each Unit in the private offering consisted of a total of 5,000 shares of common stock and a warrant to purchase an additional 2,500 shares of common stock at any time prior to October 10, 2008, at a price of $3.50 per share.  As a result, we sold a total of 1,000,000 shares of common stock, and issued warrants to purchase an additional 500,000 shares of common stock.  As placement agent, American Eastern Securities earned a placement fee of $270,000 or 9% of the total proceeds from the private offering, and was granted a warrant to purchase Units equivalent to 10% of the Units sold in the offering in October 2006, or a total of 100,000 shares at a price of $3.00 per share, and, subject to exercising the foregoing $3.00 Warrants in full, a warrant for an additional 50,000 shares exercisable at $3.50 per share.  The $3.00 warrants were exercised in full. All of the warrants described above have an expiration date of October 10, 2008.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted prior to our Reverse Merger formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

As of the date hereof, we have not adopted a written conflict of interest policy that applies to our executive officers and directors. We intend to adopt a written conflict of interest policy in the near future.

Item 14.  Principal Accounting Fees and Services

Murrell, Hall, McIntosh & Co., PLLP served as the principal accountant to audit our financial statements through December 18, 2007, when they were replaced by the firm of Sherb & Co., LLP.  Effective as of May 21, 2008, we dismissed Sherb & Co., LLP as our independent registered public accounting firm, and engaged the firm of MSPC, Certified Public Accountants and Advisors LLP.

The following is a summary of the combined fees billed to us by Murrell, Hall, McIntosh & Co., PLLP, Sherb & Co., LLP and MSPC, Certified Public Accountants and Advisors LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Aggregate fees rendered for the fiscal years ended December 2008 and 2007 were as follows:

	2008	2007
Audit Fees	$161,106	$135,442
Audit Related Fees	$29,600	$21,500
Tax Fees	-	-
Other Fees	-	-
Total Fees:	$190,706	$156,942

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

Tax Fees. Consists of fees billed for professional services for our corporate tax returns and extensions, tax compliance, tax advice and tax planning. No such fees were billed by our independent registered public accounting firm in fiscal 2008 or 2007.

All Other Fees. No fees were billed to us by our independent registered public accounting firm for products and services other than the services reported above.  No such fees were billed by our independent registered public accounting firm in fiscal 2008 or 2007.

The board of directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services. All audit and non-audit services performed by Murrell, Hall, McIntosh & Co., PLLP, Sherb & Co., LLP and MSPC, Certified Public Accountants and Advisors LLP during fiscal 2008 and 2007 were pre-approved pursuant to the procedures outlined above.

Item 15.  Exhibits, Financial Statement Schedules

3.1	Articles of Incorporation, as amended (1)

3.2	Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on July 11, 2008 (8)

3.3	Certificate of Amendment to Articles of Incorporation (9)

3.4	By-Laws of the Company (1)

3.3	Finance Committee Charter (2)

3.4	Audit Committee Charter (2)

3.5	Compensation Committee Charter (2)

3.6	Nominating and Governance Committee Charter (2)

3.7	Executive Committee Charter (2)

4.1	Form of Class A Warrant issued to investors in connection with January 2008 private offering (3)

10.1	Form of Securities Purchase Agreement between Company and investors, dated as of January 31, 2008 (3)

10.2	Form of Registration Rights Agreement between Company and investors, dated as of January 31, 2008 (3)

10.3	Form of Make Good Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company and Liu Yan-Qin, dated as of January 31, 2008 (3)

10.4	Form of Make Good Escrow Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company, Liu Yan-Qing and Interwest Transfer, dated as of January 31, 2008 (3)

10.5	Form of Put Agreement between Company and investors, dated as of January 31, 2008 (3)

10.6	Equity Transfer Agreement, dated as of February 22, 2008, relating to acquisition of Heilongjiang Tianlong Pharmaceutical, Inc. (4)

10.7	Equity Transfer Agreement, dated as of April 18, 2008, relating to acquisition of Heilongjiang Haina Pharmaceutical Inc. (5)

10.8	Acquisition Agreement, dated as of June 9, 2008, relating to acquisition of Peng Lai Jin Chuang Pharmaceutical Company (7)

14.1	Code of Ethics (2)

16.1	Letter from Sherb & Co., LLP dated as of June 6, 2008 (6)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as filed on May 13, 1999.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2007.
(3)	Incorporated by reference from exhibits filed with Current Report on Form 8-K, Date of Event of January 31, 2008.
(4)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on April 9, 2008
(5)	Incorporated by reference to the Registrant’s Form 8-K, filed on April 24, 2008
(6)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on June 10, 2008
(7)	Incorporated by reference to the Registrant’s Form 8-K, filed on June 11, 2008
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 2008
(9)	Incorporated by reference to the Registrant’s Form 8-K, filed on November 21, 2008
(10)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Dated: April 15, 2009	By:	/s/ Liu Yan-Qing
Liu Yan-Qing
Chairman, Chief Executive Officer and President (Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Yan-Qing	President, Chief Executive Officer	April 15, 2009
Liu Yan-Qing	and Director (Principal Executive Officer)

/s/ Hao Yu-Bo	Chief Financial Officer and	April 15, 2009
Hao Yu-Bo	Secretary (Principal Financial and Accounting Officer)

/s/ Han Xiao-Yan	Vice Chairman and Director	April 15, 2009
Han Xiao-Yan

/s/ Song Chun Fan	Director	April 15, 2009
Song Chun Fan

/s/ Jiang Qi Feng	Director	April 15, 2009
Jiang Qi Feng

/s/ Zhao Jie	Director	April 15, 2009
Zhao Jie

/s/ Qian Xu Feng	Director	April 15, 2009
Qian Xu Feng