Form 10-Q
period 2009-03-31
CHINA SKY ONE MEDICAL, INC.
filed 2009-05-13
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-26059

CHINA SKY ONE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0430322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1706, Di Wang Building, No. 30 Gan Shui Road, Nangang District, Harbin, People’s Republic of China	150001
(Address of principal executive offices)	(Zip Code)

86-451-53994069 (China)
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactice Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The registrant had 16,576,128 shares of Common Stock issued and outstanding as of May 13, 2009.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2009

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008 (A)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,788,597	$40,288,116
Accounts receivable, net	14,077,827	14,978,648
Inventories	1,320,295	462,351
Prepaid and other current assets	77,726	106,386
Land and construction deposit	8,523,979	8,513,284
Total current assets	72,788,424	64,348,785

Property and equipment, net	20,907,074	21,058,779
Intangible assets, net	15,531,498	15,851,765
	$109,226,996	$101,259,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,702,703	$2,937,068
Taxes payable	3,202,051	3,362,888
Deferred revenues	-	26,079
Total current liabilities	6,904,754	6,326,035

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,446,467 and 16,306,184 issued and outstanding, respectively)	16,446	16,306
Additional paid-in capital	40,134,162	40,105,134
Accumulated other comprehensive income	5,683,748	5,566,806
Retained earnings	56,487,886	49,245,048
Total stockholders' equity	102,322,242	94,933,294
	$109,226,996	$101,259,329

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

(A) Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$24,833,692	$12,413,430
Cost of Goods Sold	6,040,918	2,860,428
Gross Profit	18,792,774	9,553,002

Operating Expenses
Selling, general and administrative	6,877,468	3,956,795
Depreciation and amortization	451,372	76,348
Research and development	2,412,780	669,833
Total operating expenses	9,741,620	4,702,976

Other Income (Expense)
Other income	-	63,048
Interest expense	11,823	(1,147)
Total other income (expense)	11,823	61,901

Net Income Before Provision for Income Tax	9,062,977	4,911,927

Provision for Income Taxes
Current	1,820,139	1,047,016

Net Income	$7,242,838	$3,864,911

Basic Earnings Per Share	$0.44	$0.28

Basic Weighted Average Shares Outstanding	16,413,920	13,732,269

Diluted Earnings Per Share	$0.43	$0.26

Diluted Weighted Average Shares Outstanding	16,665,221	14,888,310

Comprehensive Income
Net Income	$7,242,838	$3,864,911
Foreign currency translation adjustment	116,942	1,620,516

Comprehensive Income	$7,359,780	$5,485,427

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net Income	$7,242,838	$3,864,911
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	588,066	140,009
Share-based compensation expense	-	10,117
Net change in assets and liabilities
Accounts receivables	912,487	1,859,639
Inventories	(857,238)	(408,079)
Prepaid expenses and other current assets	35,805	5,526
Accounts payable and accrued expenses	735,730	(370,378)
Taxes payable	(165,038)	102,786
Deferred revenues	-	(6,952)
Net cash provided by operating activities	8,492,650	5,197,579

Cash flows from investing activities
Purchases of fixed assets	(66,148)	(42,782)
Land and construction deposit	-	(710,656)
Purchase of subsidiary-Heilongjiang Haina Pharmaceutical, Inc.	-	(427,838)
Cash of subsidiary upon acquisition	-	82,715
Purchase of intangible assets	(3,651)	(7,139)
Net cash used in investing activities	(69,799)	(1,105,700)

Cash flows from financing activities
Sale of common stock for cash, net of offering costs	-	23,487,963
Proceeds from warrants conversion	29,169	739,588
Net cash provided by financing activities	29,169	24,227,551

Effect of exchange rate changes on cash	48,462	727,694

Net increase in cash and cash equivalents	8,500,481	29,047,124

Cash and cash equivalents at beginning of period	40,288,116	9,190,870

Cash and cash equivalents at end of period	$48,788,597	$38,237,994

Supplemental disclosure of cash flow information
Interest paid	$-	$1,157
Taxes paid	$2,106,956	$944,230

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.      Description of Business

China Sky One Medical, ("China Sky One" or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the Company changed the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc."

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

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, in the People’s Republic of China. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited (“First”) as the surviving subsidiary of TDR. The principal activities of TDR and First are the research, manufacture and sale of over-the-counter non-prescription health care products. TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in the Heilongjiang Province. TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through China’s various domestic pharmaceutical chain stores.

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

2.           Acquisition of Businesses

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a multitude of SFDA approved medicines and new medicine applications, organized under the laws of the PRC (“Tianlong”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Tianlong in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from Tianlong ’s sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of the Company’s common stock (at $12 per share). The acquisition received regulatory approval and closed on April 3, 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

2.           Acquisition of Businesses (Continued)

The following table summarizes the approximate estimated fair values of the assets acquired in the Tianlong acquisition.

Fixed assets	$6,314,871
Intangible assets	1,786,990
Other	170,000
Net assets acquired	$8,271,861

On April 18, 2008, China Sky One through its subsidiary TDR consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCD, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina does not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjiang office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012 and will enable the Company to expand its sales of medicinal products without having to go through a lengthy license application process. Although the transaction did not close until April 18, 2008, TDR began overseeing the operations of Haina in January of 2008 as part of its due diligence prior to closing of this acquisition.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

2.           Acquisition of Businesses (Continued)

The following table contains pro forma condensed consolidated statements of operations information assuming the Tianlong, Haina and Peng Lai transactions closed on January 1, 2008 for the three months ended March 31, 2008. Peng Lai had dormant operations until October 2008.

Three Months Ended March 31, 2008
Revenues	$12,982,982
Operating income	$4,940,468
Net income	$3,944,500
Basic earnings per common share	$0.28
Basic weighted average shares outstanding	14,137,725
Diluted earnings per share	$0.26
Diluted weighted average shares outstanding	15,293,766

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

Certain items in the 2008 financial statements have been reclassified to conform with the 2009 financial statements presentation.

The financial summaries for the three months ended March 31, 2009 and March 31, 2008 are unaudited and include, in the opinion of management of the Company , all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2008.

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

3.           Summary of Significant Accounting Policies

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

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. Provision of allowance is made for estimated bad debts based on a periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. At each of March 31, 2009 and December 31, 2008, the Company’s allowance for doubtful accounts was approximately $50,000.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method. Inventory units are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. There was no inventory reserve provision recorded at March 31, 2009 and December 31, 2008.

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges during each of the three months ended March 31, 2009 and 2008.

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

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining the remaining value over the remaining estimated useful life of the asset to operating results. The company did not record any impairment charges during each of the three months ended March 31, 2009 and 2008.

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

The Company recognizes in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired. Certain assets and high technologies acquired that has a foreseeable future cash flows are capitalized as intangible assets.  Such intangible assets are amortized starting from the year revenue is generated and amortize over a period of 10 years. Should under any circumstances these capitalized intangible assets are valued with no future benefit, the Company will charge to expense immediately.

The Company incurred $2,412,780 and $669,833 in research and development costs for each of the three months ended March 31, 2009 and 2008, respectively.

Advertising—Advertising and promotion costs are expensed as incurred.  Total advertising costs for the three months ended March 31, 2009 and 2008 was $2,776,126 and $369,995, respectively. Advertising costs are reported as part of selling, general and administrative expenses in the consolidated statement of operations.

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

Enterprise income tax
Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. Income tax for Peng Lai is regulated by the local government and has been charged at the rate of 2% of total revenues commencing January 1, 2009. Peng Lai had no business operations during the first quarter of 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3.           Summary of Significant Accounting Policies (Continued)

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The income tax rate for TDR, First, and Tianlong is 15%, based on State Council approval.

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

Contributions to the pension or retirement plan are calculated at 22.5% of the employees’ salaries above a fixed threshold amount. The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred costs of $44,211 and $7,472 for the three months ended March 31, 2009 and 2008, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values at March 31, 2009 and 2008 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of SFAS 133 ("SFAS 161"). This Statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 became effective for the Company in 2009 and did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2008), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination.  SFAS 141R requires earn-outs and other contingent consideration to be recorded at fair value on acquisition date and contingencies to be recorded at fair value on acquisition date with subsequent remeasurement. SFAS 141R requires acquisition costs to be expensed as incurred and generally requires restructuring costs to be expensed in periods after the acquisition date. SFAS 141R requires amounts previously called “negative goodwill” which result from a bargain purchase in which acquisition date fair value of identifiable net assets acquired exceeds the fair value of consideration transferred plus any non controlling interest in the acquirer to be recognized in earnings as a gain attributable to the acquirer. SFAS No. 141(R) became effective for the Company in 2009. SFAS 141(R) will impact the Company in the event of any acquisition after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires noncontrolling interests to be reported in the equity section of financial statements and requires that net earnings include the amounts attributable to both the parent and the noncontrolling interests with disclosure on the face of the statement of operations of the net earnings attributable to the parent and to the noncontrolling interests, with any losses attributable to the noncontrolling interests in excess of the noncontrolling interests’ equity to be allocated to the noncontrolling interest. Calculation of earnings per share amounts in the financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 became effective for the Company in 2009 and did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 became effective on January 1, 2008 and did not have a material impact on the Company’s financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3.           Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). The statement provides enhanced guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. While the standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, it does not expand the use of fair value in any new circumstances. Statement No. 157 is effective for the Company beginning in 2008 except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) SFAS 157-2 (“ FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 nor the adoption relating to the deferral provision of FSP SFAS 157-2 had a material effect on our consolidated financial statements.

4.           Concentrations of Business and Credit Risk

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of March 31, 2009 the Company held approximately $2,562,000 of cash balances within the United States of which approximately $404,000 was in excess of FDIC insurance limits. At March 31, 2009, the Company had approximately $46,212,000, in China bank deposits, which is not insured. Historically, the Company has not experienced any losses in such accounts.

Nearly all of the Company’s sales are concentrated in China. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in China. Difficult economic conditions in other geographic areas into which the Company may expand may also adversely affect its business, operations and finances.

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

Substantially all of the Company's businesses are generated from operations in mainland China.

Major Customers

For the three months ended March 31, 2009, Shanxi Xintai and Harbin Shiji Baolong accounted for 22% and 20% respectively of sales revenues. For the three months ended March 31, 2008, Xinteyao Ltd. accounted for approximately 11% of sales revenues. Shanxi Xintai and Harbin Shiji Baolong accounted for 25% and 29% of all account receivable, for the three months ended March 31, 2009.

Major Suppliers

Heilongjiang Kangda Medicine Co. accounted for approximately 43% of the Company’s inventory purchases for the three months ended March 31, 2009 and 45% for the three months ended March 31, 2008.

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

Stock warrants and options to purchase 1,001,000 shares and 1,452,665 of common stock were outstanding and exercisable as of March 31, 2009 and 2008, respectively. These common stock equivalents were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share:

	For the three months ended March 31,
	2009	2008
Numerator:
Net income used in calculation of basic and diluted earnings per share	$7,242,838	$3,864,911

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,413,920	13,732,269

Effect of dilutive securities:
Stock options and equivalents	251,301	1,156,041
Weighted-average common shares used in calculation of diluted earnings (loss) per share	16,665,221	14,888,310

Net income per share:
Basic	$0.44	$0.28
Diluted	$0.43	$0.26

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

6.           Equity and Share-Based Compensation (Continued)

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of March 31, 2009, non-qualified options to purchase a total of 113,500 shares have been granted under the 2006 Stock Incentive Plan. All options were granted in October 2006. All options have an exercise price of $3.65 per share, the weighted fair market value on the date of grant was $4.25 per share. Of these 113,500 options a total of 60,500 were granted to employees and a total of 53,000 were granted to consultants. These options were valued using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 5 years and volatility of 39%. All 113,500 options vest over various periods for the options granted to employees and consultants.

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

During the three months ended March 31, 2009, warrant holders exercised 158,334 warrants in total. 150,000 of the warrants were exercised on a cashless basis for a total of 131,949 shares of the Company’s common stock. 8,334 of the warrants were exercised for cash, at an exercise price of $3.50 per share, for total proceeds of $29,169.

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

8.           Outstanding Warrants and Options

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of January 1, 2006	25,000	$1.50	-
Granted	1,650,000	2.58	163,500	$3.45
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2006	1,675,000	2.57	163,500	$3.45
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(161,667)	3.19	-	-
Outstanding as of December 31, 2007	1,513,333	$2.48	163,500	$3.45
Granted	750,000	12.50	-	-
Exercised	(1,205,002)		(50,000)	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2008	1,058,334	$9.50	113,500	$3.45
Granted	-	-	-	-
Exercised	(158,334)		-	-
Expired or cancelled	-	-	-	-
Outstanding as of March 31, 2009	900,000	$9.50	113,500	$3.45

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

8.           Outstanding Warrants and Options (Continued)

As of January 20, 2009, warrants to purchase 8,334 shares of our common stock, which we issued to “accredited” investors in connection with the private offering we completed in October 2006, were exercised at a price of $3.50 per share, for an aggregate of $29,169.

As of January 22, 2009, warrants to purchase an aggregate of 150,000 shares of our common stock, which we issued to a consultant in consideration for services rendered in connection with the share exchange transaction we consummated in May 2006, were exercised on a cashless basis. In connection with the cashless exercise, the warrant holder was deemed to have paid an amount equal to the difference between the exercise price ($2.00 per share) and the average closing price of a share of our common stock during the ten (10) trading days ending on the date of exercise ($16.62 per share).  As a result of such cashless exercise, we issued an aggregate of 131,949 shares of our common stock to the warrant holder. Following this exercise, the warrant holder still held warrants to purchase an additional 150,000 shares of our common stock, at an exercise price of $2.00 per share, which may be exercised in whole, or in part, for cash, or on a cashless basis.

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2009.

Exercise Price	Outstanding March 31, 2009	Weighted Average Remaining Life in Years	Number exercisable
$2.00	150,000	0.25	150,000
$12.50	750,000	2.25	750,000
	900,000		900,000

Out of the 900,000 outstanding warrants, all were exercisable as of March 31, 2009. The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of Common Stock of the Company granted with the Securities Purchase Agreement, at an exercise price of $12.50 per share, and have the following additional characteristics:

The Class A Warrants issued in our January 2008 Offering described in Note 8 above, represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share (the “Exercise Price”), and have the following additional characteristics:

•	The Class A Warrants became exercisable beginning on the six-month anniversary of the closing of the January 2008 Offering and will expire July 31, 2011.

•
Commencing on the one-year anniversary of the date of issuance, in the event the shares underlying the Class A Warrants (the “Warrant Shares”) are not freely sold by the holders due to the Company’s failure to satisfy its registration requirements, and an exemption for such sale is not otherwise available to the Warrant-holders under Rule 144, the Class A Warrants will be exercisable on a cashless basis.

•
The Exercise Price and number of Warrant Shares are subject to adjustment for standard dilutive events, including the issuance of Common stock, or securities convertible into or exercisable for shares of Common stock, at a price per share, or conversion or exercise price per share less than the Class A Warrant exercise price of $12.50 per share.

•
At any time following the date a Registration Statement covering the Warrant Shares is declared effective, the Company will have the ability to call the Class A Warrants at a price of $0.01 per Class A Warrant, upon thirty (30) days prior written notice to the holders of the Class A Warrants, provided (i) the closing price of the Common stock exceeded $18.75 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by the Company, and (ii) the Company has attained earnings per share of at least $1.63 per share (as adjusted pursuant to the terms of the Make Good Agreement describer above) for the fiscal year ending December 31, 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

8.         Outstanding Warrants and Options (Continued)

•
If, among other things, the Company fails to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement, the expiration date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines.

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2009.

Exercise Price	Outstanding March 31, 2009	Weighted Average Remaining Life in Years	Exercisable Options	Unvested Options
$3.65	113,500	2.75	101,000	12,500

9.           Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method.  Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of March 31, 2009 and December 31, 2008, inventories consist of the following:

	March 31, 2009	December 31, 2008 (Audited)
Raw Material	$357,872	$330,275
Work-in-Process	464,328	76,462
Finished Products	498,095	55,614
Total Inventories	$1,320,295	$462,351

10.           Property and Equipment

 As of March 31, 2009 and December 31, 2008, Property and Equipment, net consist of the following:

	March 31, 2009	December 31, 2008 (Audited)
Buildings and improvements	$9,548,869	9,961,820
Machinery and equipment	5,446,472	4,946,247
Land use rights	1,929,579	1,945,209
Transportation equipment	886,993	885,880
Furniture and equipment	297,456	299,467
Construction in progress (See Note 14)	4,326,340	4,317,265
Total Property and Equipment	22,435,709	22,355,888
Less: Accumulated Depreciation	(1,528,635)	(1,297,109)
Property and Equipment, Net	$20,907,074	$21,058,779

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

10.           Property and Equipment (Continued)

For the three months ended March 31, 2009 and 2008, depreciation expense totaled $247,934 and $70,560 respectively. Depreciation expense for cost of goods sold amounted to $136,694 and $39,115 for the three months ended March 31, 2009 and 2008, respectively.

11.           Intangible Assets

As of March 31, 2009 and December 31, 2008, the Company’s net unamortized intangible assets consist of:

	March 31, 2009	December 31, 2008 (Audited)
Patents	$14,772,399	$15,093,718
Goodwill	759,099	758,047
Total Intangible Assets, net	$15,531,498	$15,851,765

Amortization expense for the three months ended March 31, 2009 and 2008 was $340,132 and $69,449, respectively.

12.           Taxes Payable

Taxes payable consists of the following:

	March 31, 2009	December 31, 2008 (Audited)
Value Added Tax, net	$1,294,150	$1,179,383
Enterprise Income Tax	1,820,139	2,106,956
City Tax	34,672	32,013
Other Taxes and additions	53,090	44,536
Total Taxes Payable	$3,202,051	$3,362,888

13.           Income Taxes

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The income tax rate for TDR, First, and Tianlong is 15%, based on State Council approval. Income tax for Peng Lai is regulated by the local government and has been charged at the rate of 2% of total revenues commencing January 1, 2009. Peng Lai had no business operations during the first quarter of 2008.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

13.           Income Taxes (Continued)

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. As of March 31, 2009, the Company has US net operating loss carryforward’s of approximately $5.0 million which will begin to expire in 2028. Accordingly, as mentioned above, any deferred tax asset that would result from these carryforwards has been fully reserved as of March 31, 2009.

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

 As of March 31, 2009, the Company has US net operating loss carryforward’s of approximately $5.0 million which will begin to expire in 2028.

As of March 31, 2009, the company has U.S. net operating loss carryforwards of approximately $5.0 million which will begin to expire in 2028. At March 31, 2009, the Company has recorded a full valuation allowance against these net operating loss carryforwards.

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

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of March 31, 2009, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of March 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial position or cash flows.

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

14.           Land Use Rights Purchase Agreement and Construction in Progress (Continued)

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

Management plans to use the internal generated funds to fund the project. The estimated additional cost is approximately $5.0 million.

As of March 31, 2009 and December 31, 2008, the Company has deposits totaling $8,523,979 and 8,513,284 respectively, related to the land and construction deposits.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Annual Report for the year ended December 31, 2008. This quarterly report on Form 10-Q contains forward-looking statements and is afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in our Annual Report for the year ended December 31, 2008 and other documents filed by us with the SEC.

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

We achieved continuing growth on the sale of both our own product line and a contract service line of manufacturer’s products which we sell through our distribution channel. For the three months ended March 31, 2009, total revenue was $24,833,692, as compared to $12,413,430 for the three months ended March 31, 2008, or a 100% increase over the same period in 2008, and net income was $7,242,838, or $0.43 per share compared to net income of $3,864,911, or $0.26 per share on a diluted basis in the same period in 2008.

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

On September 5, 2008, TDR acquired Peng Lai Jin Chuang Pharmaceutical Company (“Peng Lai”), a corporation organized under the laws of the PRC, from Peng Lai Jin Chuang Group Corporation (the “Seller”). Peng Lai, which has received Good Manufacturing Practice certification from the SFDA, was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. In connection with the acquisition of Peng Lai, TDR acquired all of Peng Lai’s assets, including, without limitation, franchise, production and operating rights to a portfolio of twenty (20) medicines approved by the SFDA, for an aggregate purchase price of approximately $7.1 million, consisting of (i) approximately $2.5 million in cash, and (ii) 381,606 shares of our common stock.

Testing Kits and Other Products in Production

We have three products: AMI Diagnostic Kit, Human Urinary Albumin Elisa Kit and Early Pregnancy Diagnostic Kit that passed the final stages of national inspection in 2006 or 2007. These diagnostic kits are being sold through drug stores, hospitals, examination stations and independent sales agents throughout the PRC. We also plan to market these products in Vietnam, Indonesia, Philippines and eventually in Africa. Our sales in this product category increased in mid 2008.

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

Summary of Our Research and Development Activities

We currently conduct all of our research and development (“R&D”) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own research, development and laboratory facilities located at TDR’s principal executive.

At present, our ongoing research is divided into five general areas:

•	the development of an enzyme linked immune technique to prepare extraneous diagnostic kits;

•	the development of an enzyme linked gold colloid technique to prepare extraneous rapid diagnostic test strip;

•	the development of a gene recombination technique to prepare gene drug;

•	the development of a biology protein chip for various tumor diagnostic applications; and

•	the development of a cord blood stem cell bank, as more fully described in other reports we filed.

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

Intangible assets - Intangible assets consists of patents and goodwill. Patent costs are amortized over an estimated life of ten years.

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

The Company recognizes in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired.  Certain assets and high technologies acquired that has a foreseeable future cash flows are capitalized as intangible assets. Such intangible assets are amortized starting from the year revenue is generated and amortize over a period of 10 years.  Should under any circumstances these capitalized intangible assets are valued with no future benefit, the Company will charge to expense immediately.

For the three months ended March 31, 2009 and 2008, the Company incurred $2,412,780 and $669,833, respectively, in research and development expenditures.

RESULTS OF OPERATIONS

For the three months ended March 31, 2009 as compared to March 31, 2008

Our principal business operations are conducted through our wholly-owned subsidiary, TDR, and TDR’s wholly-owned subsidiaries.

	For the Three Months Ended March 31
	2009	Variance	2008
REVENUES
Product Sales (net of sales allowance)	$24,833,692	162%	$9,467,414
Contract Sales	-	-%	2,946,016
Total revenues	24,833,692	100%	12,413,430

COST OF GOODS SOLD
Cost of goods sold	6,040,918	111%	2,860,428
Gross Profit	$18,792,774	97%	$9,553,002

Total revenues increased by 100% during the three months ended March 31, 2009 as compared to 2008. The $12.4 million increase in revenues in 2009 versus 2008 is primarily attributable to strong performances from our sales distribution channels and the results of our several successful business acquisitions in 2008.

Product sales increased by 162% during the three months ended March 31, 2009, to $24,833,692 from $9,467,414 in 2008. This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions.

In the fourth quarter of fiscal 2008, management determined that contract sales were no longer within our strategic plans. Therefore, effective as of January 1, 2009, we discontinued sales of products manufactured by other companies.

Sales by Product Line

A break-down of our sales by product line for each of the three months ended March 31, 2009 and 2008 is as follows:

		For the Three Months Ended March 31,
		2009		2008
Product	Subsidiary	Sales	% of Sales	Sales	% of Sales
Patch	TDR	$9,121,961	37%	$3,797,989	30%
Ointment	TDR & TL	5,081,978	20%	1,487,146	12%
Spray	TDR & TL	2,902,074	12%	1,863,371	15%
Bio-Engineering	First	3,100,775	12%	1,825,615	15%
Contract Sales		-	-	2,946,016	24%
Others	TDR & TL & PL	4,626,904	19%	493,293	4%
Total		$24,833,692	100%	$12,413,430	100%

There were various changes in the break-down of sales among our product lines over the three months ended March 31, 2009 as we continue to develop new products and expand into new markets. As shown in the table above, sales volume for all products increased as compared to the three months ended March 31, 2008. To maintain our competitiveness in the PRC markets, unit selling prices were reduced in 2008. However, the Company was able to negotiate a lower purchase price from our suppliers which negated the decrease in the selling prices of our products. For the three months ended March 31, 2008, $2,946,016, representing 24% of our total sales, was attributable to Contract Sales. Since early 2009, the Company began to discontinue its contract sales as part of its strategic goals. For the three months ended March 31, 2009, the Company did not have any contract sales. Overall, the Company’s product gross margins were at 76% and 77% during the three months ended March 31, 2009 and 2008, respectively.

Cost of Goods Sold and Product Gross Margin

	For the Three Months ended March 31
	2009	Variance	2008
Total revenue	$24,833,692	100%	$12,413,430
Cost of goods sold	$6,040,918	111%	$2,860,428
Products gross margin	76%		77%

Operating Expenses

The following table summarizes the changes in our operating expenses from $4,702,976 to $9,685,066 for each of the three months ended March 31, 2008 and 2009, respectively:

	For the Three Month ended March 31
	2009	Variance	2008
Operating expenses
Selling, general and administrative	$6,877,468	74%	$3,956,795
Depreciation and amortization	451,372	491%	76,348
Research and development	2,412,780	260%	669,833
Total operating expenses	$9,741,620	107%	$4,702,976

Selling, general and administrative expenses for the three months ended March 31, 2009 increased approximately $2.9 million or 74% over the same period in 2008. The higher selling, general and administrative expenses were primarily attributable to the increased costs of marketing our products from approximately $3.4 million in the three month period ended March 31, 2008, to $6.2 million in the same period in 2009.

Depreciation and amortization expenses in the first quarter of 2009 were $451,372, an increase of $375,024 , or 491%, from $76,348 in the same period in the prior year. The increase was the result of the three business acquisitions we consummated in fiscal 2008.

Research and development expenses were $2,412,780 in the three months ended March 31, 2009 compared to $669,833 for 2008. The increased R&D expenses of approximately $1.7 million in 2009 versus 2008 were primarily due to additional clinical trials and development of patents to generate continued sales growth.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2009 and 2008 and for each of the three months then ended:

	2009	2008
As of March 31:
Cash, cash equivalents and marketable securities	$48,788,597	$38,237,994
Working capital	$65,883,670	$43,563,886
Inventories	$1,320,295	$794,730
Three Months Ended March 31:
Cash provided by (used in):
Operating activities	$8,492,650	$5,197,579
Investing activities	$(69,799)	$(1,105,700)
Financing activities	$29,169	$24,227,551

As of March 31, 2009, cash and cash equivalents were approximately $48.8 million as compared to $38.2 million at March 31, 2008. The increased cash and cash equivalents position of approximately $10.6 million at March 31, 2009 was primarily due to our cash flows provided by operating activities in 2009 of approximately $8.5 million and reduced investing activities for the purchase of fixed assets and intangible assets.

Our corporate headquarters is expected to be completed in 2009 at an additional estimated cost of approximately $5.0 million. The Company plans to fund our corporate headquarters construction project using internal funds.

The Company’s current ratio was 10.54 versus 9.77 and the quick ratio was 9.11 versus 9.60 at March 31, 2009 and 2008, respectively. Management endeavors to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

At March 31, 2009, there are no restrictive bank deposits pledged as security.

Cash flows provided by operating activities was approximately $8.5 million for the three months ended March 31, 2009, compared to $5.2 million for the same period in 2008. The increase in cash provided by operating activities of approximately $3.3 million is primarily attributable to the increased net income of approximately $7.2 million in the three months ended March 31, 2009 versus $3.9 million in the same period of 2008.

Our working capital position at March 31, 2009 was approximately $65.9 million, compared to $43.6 million at March 31, 2008. Our increased working capital position in 2009 resulted principally from the cash flows generated from our operating activities of approximately $8.5 million in the three months ended March 31, 2009.  Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2009.

In the first quarter of fiscal 2008 we received aggregate net proceeds of $23.5 million from the consummation of a private placement of our securities. The net proceeds from the private offering were used to fund three business acquisitions we completed in fiscal 2008 and other working capital needs. There was no similar financing in the three month period ended March 31, 2009.

Currency Exchange Fluctuations

All of Company’s revenues and majority of the expenses during the three months ended March 31, 2009 were denominated primarily in Renminbi (“RMB”), the currency of China, and was converted into US dollars at the exchange rate of 6.84659 RMB to 1 U.S. Dollar. In the third quarter of 2005, the Renminbi began to rise against the US dollar. The exchange rate as of December 31, 2007 and 2008 was 7.3141 and 6.8542 RMB to 1 U.S. Dollar respectively. The exchange rate as of March 31, 2008 was 7.0222 RMB to 1 U.S. Dollar. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our first quarter of fiscal 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended March 31, 2009, and subsequent period through the date hereof, we did not engage in any unregistered sales of equity securities other than as set forth below:

As of January 20, 2009, warrants to purchase 8,334 shares of our common stock, which we issued to “accredited” investors in connection with the private offering we completed in October 2006, were exercised at a price of $3.50 per share, for an aggregate of $29,169.

As of January 22, 2009, warrants to purchase an aggregate of 150,000 shares of our common stock, which we issued to a consultant in consideration for services rendered in connection with the share exchange transaction we consummated in May 2006, were exercised on a cashless basis. In connection with the cashless exercise, the warrant holder was deemed to have paid an amount equal to the difference between the exercise price ($2.00 per share) and the average closing price of a share of our common stock during the ten (10) trading days ending on the date of exercise ($16.62 per share). As a result of such cashless exercise, we issued an aggregate of 131,949 shares of our common stock to the warrant holder. Following this exercise, the warrant holder still held warrants to purchase an additional 150,000 shares of our common stock, could be exercised in whole, or in part, for cash, or on a cashless basis.

As of April 29, 2009, the warrant holder referred to in the preceding paragraph exercised his remaining 150,000 warrants to purchase shares of our common stock, on a cashless basis. In connection with the cashless exercise, the warrant holder was deemed to have paid an amount equal to the difference between the exercise price ($2.00 per share) and the average closing price of a share of our common stock during the ten (10) trading days ending on the date of exercise ($14.75 per share). As a result of such cashless exercise, we issued an aggregate of 129,661 shares of our common stock to the warrant holder.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

In the three-month period ended March 31, 2009, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

In the three-month period ended March 31, 2009, and subsequent period through the date hereof, we did not submit any matters to a vote of our stockholders.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended March 31, 2009, or subsequent period through the date hereof, which was not so reported.

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

CHINA SKY ONE MEDICAL, INC.

Dated: May 13, 2009	By:	/s/ Liu Yan Qing
Liu Yan Qing President and Chief Executive Officer

Dated: May 13, 2009	By:	/s/ Liu Yan Qing
Stanley Hao Interim Chief Financial Officer