Form 10-Q
period 2009-06-30
CHINA SKY ONE MEDICAL, INC.
filed 2009-08-14
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________ to _______________________________________

Commission File Number:	000-26059

CHINA SKY ONE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0430322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1706, Di Wang Building, No. 30 Gan Shui Road, Nangang District, Harbin, People’s Republic of China	150001
(Address of principal executive offices)	(Zip Code)

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
☐ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

The registrant had 16,652,016 shares of Common Stock issued and outstanding as of August 13, 2009.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED JUNE 30, 2009

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$48,233,324	$40,288,116
Accounts receivable, net	16,172,625	14,978,648
Inventories	1,571,465	462,351
Prepaid and other current assets	76,763	106,386
Land and construction deposit	8,525,025	8,513,284
Total current assets	74,579,202	64,348,785

Property and equipment, net	30,553,224	21,058,779
Intangible assets, net	15,193,190	15,851,765
	$120,325,616	$101,259,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,274,858	$2,937,068
Taxes payable	4,265,075	3,362,888
Deferred revenues	-	26,079
Total current liabilities	8,539,933	6,326,035

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,652,016 and 16,306,184 issued and outstanding, respectively)	16,652	16,306
Additional paid-in capital	40,133,957	40,105,134
Accumulated other comprehensive income	5,690,195	5,566,806
Retained earnings	65,944,879	49,245,048
Total stockholders' equity	111,785,683	94,933,294
	$120,325,616	$101,259,329

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$32,181,590	$23,748,592	$57,015,282	$36,162,022
Cost of Goods Sold	7,752,371	5,522,314	13,793,289	8,382,742
Gross Profit	24,429,219	18,226,278	43,221,993	27,779,280

Operating Expenses
Depreciation and amortization	449,294	139,004	900,666	215,352
Research and development	3,681,914	1,372,579	6,094,694	2,042,412
Selling, general and administrative	8,216,348	6,587,059	15,093,816	10,543,854
Total operating expenses	12,347,556	8,098,642	22,089,176	12,801,618

Other Income (Expense)
Other income (expense)	(1,918)	(35,539)	(1,128)	27,509
Interest income (expense), net	15,921	(132,495)	26,954	(133,642)
Total other income (expense)	14,003	(168,034)	25,826	(106,133)

Net Income Before Provision for Income Tax	12,095,666	9,959,602	21,158,643	14,871,529

Provision for Income Taxes
Current	2,638,673	1,848,935	4,458,812	2,895,951

Net Income	$9,456,993	$8,110,667	$16,699,831	$11,975,578

Basic Earnings Per Share	$0.57	$0.54	$1.01	$0.84

Basic Weighted Average Shares Outstanding	16,537,066	14,971,652	16,475,833	14,253,547

Diluted Earnings Per Share	$0.57	$0.50	$1.01	$0.78

Diluted Weighted Average Shares Outstanding	16,628,892	16,090,211	16,547,037	15,372,106

Comprehensive Income
Net Income	$9,456,993	$8,110,667	$16,699,831	$11,975,578
Foreign currency translation adjustment	6,447	1,507,587	123,389	3,155,780

Comprehensive Income	$9,463,440	$9,618,254	$16,823,220	$15,131,358

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net Income	$16,699,831	$11,975,578
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	1,168,601	352,833
Share-based compensation expense	-	20,234
Net change in assets and liabilities
Accounts receivables	(1,184,343)	1,972,239
Inventories	(1,108,724)	(807,993)
Prepaid expenses and other current assets	40,536	(14,607)
Accounts payable and accrued expenses	1,307,906	2,474,459
Taxes payable	897,750	1,872,324
Deferred revenues	-	(24,504)
Net cash provided by operating activities	17,821,557	17,820,563

Cash flows from investing activities
Purchase of fixed assets	(83,687)	(667,432)
Purchase of subsidiary-TianLong and Haina	-	(8,437,375)
Purchase of construction in progress	(9,877,830)	-
Purchase of intangible assets	-	(7,139)
Net cash used in investing activities	(9,961,517)	(9,111,946)

Cash flows from financing activities
Sale of common stock for cash, net of offering costs	-	23,487,963
Proceeds from warrants conversion	29,169	840,000
Net cash provided by financing activities	29,169	24,327,963

Effect of exchange rate changes on cash	55,997	303,955

Net increase in cash and cash equivalents	7,945,206	33,340,535

Cash and cash equivalents at beginning of period	40,288,117	9,190,870

Cash and cash equivalents at end of period	$48,233,324	$42,531,405

Supplemental disclosure of cash flow information
Interest paid	$-	$1,157
Taxes paid	$3,928,870	$6,366,350

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business

The accompanying unaudited consolidated financial statements of China Sky One Medical, Inc., a Nevada corporation, and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2009 and 2008 are unaudited and include all adjustments necessary for a fair statement of the results of operations for the periods then ended.  All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission ("SEC") on April 15, 2009.

China Sky One Medical, ("China Sky One" or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”). On July 26, 2006, the Company changed the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc."

American California Pharmaceutical Group, Inc. (“ACPG”), our non operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.” QQ Group, Inc. changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the Stock Exchange Agreement with China Sky One (then known as “Comet Technologies, Inc.”) and TDR, described herein. On December 8, 2005, ACPG completed a stock exchange transaction with Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), a company organized under the laws of the People’s Republic of China (“PRC”) and TDR’s subsidiaries (the “TDR Acquisition”), each of which were fully operating companies in the PRC. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

Thereafter, on May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of China Sky One. The terms of the Exchange Agreement were consummated and the acquisition was completed on May 30, 2006. As a result of the transaction, the Company issued a total of 10,193,377 shares of its common stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG resulting in ACPG becoming our wholly-owned subsidiary. The transaction was treated as a reverse merger for accounting purposes.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business (Continued)

On September 30, 2008 (the “Record Date”), we obtained the written consent of the holders of 8,158,251 shares of our common stock, which as of the Record Date, represented 51.3% of our outstanding voting securities, to increase our number of authorized shares of common stock from twenty million (20,000,000) to fifty million (50,000,000) shares.

2.	Acquisition of Businesses

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a multitude of medicines approved by China’s State Food and Drug Administration (“SFDA”) and new medicine applications, organized under the laws of the PRC (“TianLong”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of TianLong in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of TianLong from its sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of China Sky One’s common stock (valued at $12 per share or approximately $286,000). The acquisition received regulatory approval and closed on April 3, 2008.

The following table summarizes the approximate estimated fair values of the assets acquired in the TianLong acquisition.

Fixed assets	$6,314,871
Intangible assets	1,786,990
Other	170,000
Net assets acquired	$8,271,861

On April 18, 2008, China Sky One, through its subsidiary TDR, consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of Traditional Chinese Herbal Remedies/Medicines “TCM”, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. Haina does not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjiang office of the State Food and Drug Administration (SFDA). The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012 and will enable the Company to expand its sales of medicinal products without having to go through a lengthy license application process.

The following table summarizes the approximate estimated fair values of the assets acquired in the Haina acquisition.

Intangible assets	$437,375

Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of 3,000,000 RMB (approximately $437,000). TDR has been overseeing the operations of Haina since January of 2008 as part of its due diligence prior to closing of this acquisition.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

2.	Acquisition of Businesses (Continued)

On June 9, 2008, TDR entered into a Merger and Acquisition Agreement (the “Acquisition Agreement”) with Peng Lai Jin Chuang Company, a corporation organized under the laws of the PRC (“Peng Lai”), which was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. Pursuant to the Acquisition Agreement, TDR acquired all of the assets of Peng Lai in consideration for an aggregate of approximately (i) US$2.5 million in cash, and (ii) 381,606 shares of the Company’s common stock with a fair value of approximately $4.6 million (value at $12 per share).  The acquisition of Peng Lai closed on September 5, 2008.

The following table summarizes the approximate estimated fair values of the assets acquired in the Peng Lai acquisition.

Fixed assets	$4,176,922
Intangible assets	2,917,386
Net assets acquired	$7,094,308

The following table contains pro forma condensed consolidated statements of operations information assuming the TianLong, Haina and Peng Lai transactions closed on January 1, 2008 for the six months ended June 30, 2008. Peng Lai had dormant operations until October 2008.

Six Months Ended June 30, 2008
Revenue	$36,723,407
Operating income	$15,065,026
Net income	$12,052,245
Basic earnings per common share	$0.85
Basic weighted average shares outstanding	14,253,547
Diluted earnings per common share	$0.78
Diluted weighted average shares outstanding	15,372,106

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

Significant estimates include assigned lives to tangible and intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, and impairment testing of tangible and intangible assets. Actual results may differ from these estimates.

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

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that such proceeds would be used to purchase common stock at the average market price of the common stock during the period.

Cash and cash equivalents – The  Company considers all highly liquid debt instruments purchased with maturity period of six months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

A significant amount of our cash and cash equivalents are held in China’s commercial bank checking accounts and earned an annual interest income yield of approximately 0.36% for the six months ended June 30, 2009. For all the bank accounts in China and overseas, the Company earned interests of approximately $26,000 and $79,000 for the six months ended June 30, 2009 and 2008, respectively.

Accounts receivable –  Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. At June 30, 2009 and December 31, 2008, the Company’s allowance for doubtful accounts was $50,000.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method.  Inventory units are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. There was no inventory reserve provision recorded at June 30, 2009 and December 31, 2008.

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges during the three and six months ended June 30, 2009 and 2008.

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditures, professional fees, and capitalized interest costs during the course of construction.

Upon completion and readiness for use of the project, the cost of construction-in-progress is transferred to the facility. In the case of construction-in-progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation (see Note 14).

Intangible assets – Intangible assets consists of patents and goodwill. Patent costs are amortized over an estimated life of ten years.

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," effective January 1, 2002. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining value over the remaining estimated useful life of the asset to operating results. The Company did not record any impairment charges during the three and six months ended June 30, 2009 and 2008.

Foreign Currency - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are recorded in RMB as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

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

Revenue recognition - Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that all of these criteria are satisfied upon shipment from its facilities. Revenue is reduced by provisions for estimated returns and allowances as well as specific known claims, if any, which are based on historical trends that have not varied significantly for the periods presented.

The Company occasionally applies to various government agencies for research grants. Revenue from such research grants is recognized when earned. In situations where the Company receives payment in advance for the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.

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

Third-party expenses reimbursed under non-refundable research and development contracts are recorded as a reduction to research and development expense in the consolidated statement of operations.

The Company recognizes in-process research and development in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the  AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities: A Focus on Software, Electronic Devices, and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired. Certain assets and other technologies acquired that has foreseeable future cash flows are capitalized as intangible assets. Such intangible assets are amortized starting from the year revenue is generated and amortized over a period of 10 years. Should under any circumstances these capitalized intangible assets have no future benefit, the Company will record an immediate write-off for the remaining net carrying value within the consolidated statement of operations.

The Company incurred $3,681,914, $6,094,694, $1,372,579 and $2,042,412 in research and development costs for the three and six months ended June 30, 2009 and 2008, respectively.

Advertising –  Advertising and promotion costs are expensed as incurred. Total advertising costs for the three and six months ended June 30, 2009 and 2008 was $3,437,828, $6,213,958, $2,796,123 and $3,165,426, respectively. Advertising costs are reported as part of selling, general and administrative expenses in the statements of operations.

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

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. In 2009, the income tax rate for TDR, TianLong, and First is 15% based on State Council approval. The income tax rate for Haina is 25%. The income tax rate for Peng Lai is regulated by local government at 2% of total revenue commencing January 1, 2009.
In 2008, the income tax rate for TDR and TianLong was 15% and 12%, respectively. The income tax rate for First, Haina, and Peng Lai was 25%.

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

Accounting for uncertainty in income taxes – In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company did not have any FIN 48 income tax issues during the six months ended June 30, 2009 and 2008.

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

Contributions to the pension or retirement plan are calculated at 22.5% of the employees’ salaries above a fixed threshold amount. The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred costs of $50,868, $89,972, $17,737 and $25,186 for the three and six months ended June 30, 2009 and 2008, respectively.

Fair value of financial instruments –  The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values at June 30, 2009 and 2008 because of the relatively short-term maturity of these instruments.

Recent accounting pronouncements:

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 . This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it is not otherwise expected to have any impact on the Company’s consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165, effective June 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss . This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on the Company’s financial position, results of operations, or cash flows during the first six months ended June 30, 2009.

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations. FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on the Company’s financial position, results of operations, or cash flows during the first six months ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R requires earn-outs and other contingent consideration to be recorded at fair value on acquisition date and contingencies to be recorded at fair value on acquisition date with subsequent re-measurement. SFAS 141R requires acquisition costs to be expensed as incurred and generally requires restructuring costs to be expensed in periods after the acquisition date. SFAS 141R requires amounts previously called “negative goodwill” which result from a bargain purchase in which acquisition date fair value of identifiable net assets acquired exceeds the fair value of consideration transferred plus any non controlling interest in the acquirer to be recognized in earnings as a gain attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any new business acquisition after December 31, 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 also requires that upon the deconsolidation of a subsidiary, a retained non-controlling interest be initially measured at its fair value. Upon adoption of SFAS 160, non-controlling interests shall be reported in the equity section of financial statement and requires that net earnings include the amounts attributive to both the parent and to the non-controlling interests with disclosure on the face of the statement of operations of the net earnings attributable to the parent and to the non-controlling interests, with any losses attributable to the non-controlling interests in excess of the non-controlling interests’ equity to be allocated to the non-controlling interest. Calculation of earnings per share amounts in the financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirement are to be applied prospectively. The adoption of SFAS No. 160, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

4.	Concentrations of Business and Credit Risk

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of June 30, 2009, the Company held approximately $2,418,000 of cash balances within the United States of which was all insured. At June 30, 2009, the Company had approximately $45,815,000, in China bank deposits, which is not insured. Historically, the Company has not experienced any losses in such accounts.

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

Major Customers

For the six months ended June 30, 2009, Harbin Shiji Baolong and Shanxi Xintai accounted for 21% and 18% respectively of sales revenues. For the six months ended June 30, 2008, no individual customer accounted for more than 10% of sales revenues. As of June 30, 2009, Harbin Shiji Baolong and Shanxi Xintai accounted for 34% and 15% of the Company’s outstanding accounts receivables, respectively. As of June 30, 2008, Harbin Shiji Baolong accounted for 15% of the Company’s outstanding accounts receivables.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Concentrations of Business and Credit Risk (Continued)

Major Suppliers

Heilongjiang Kangda Medicine Co. accounted for approximately 41% of the Company’s inventory purchases for the six months ended June 30, 2009 and 45% for the six months ended June 30, 2008.

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

Stock warrants to purchase 750,000 shares of common stock were outstanding and exercisable as of June 30, 2009.  In addition, options to purchase 12,500 shares of common stock were outstanding and exercisable as of June 30, 2009. Stock warrants and options to purchase 1,151,000 shares of common stock outstanding during the year ended December 31, 2008, all of which were exercisable. These common stock equivalents were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represent s the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share:

	For the three months ended June 30,
	2009	2008
Numerator:
Net income used in calculation of basic and diluted earnings per share	$9,456,993	$8,110,667

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,537,066	14,971,652
Effect of dilutive securities:
Stock options and equivalents	91,826	1,118,559
Weighted-average common shares used in calculation of diluted earnings per share	16,628,892	16,090,211

Net income per share:
Basic	$0.57	$0.54
Diluted	$0.57	$0.50

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Earnings per Share (Continued)

The following table sets forth our computation of basic and diluted net income per share:

	For the six months ended June 30,
	2009	2008
Numerator:
Net income used in calculation of basic and diluted earnings per share	$16,699,831	$11,975,578

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,475,833	14,253,547
Effect of dilutive securities:
Stock options and equivalents	71,154	1,118,559
Weighted-average common shares used in calculation of diluted earnings per share	16,547,037	15,372,106

Net income per share:
Basic	$1.01	$0.84
Diluted	$1.01	$0.78

6.	Equity and Share-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), regarding the SEC’s guidance on SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in the adoption of SFAS No. 123R.

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock. As of June 30, 2009, non-qualified options to purchase a total of 113,500 shares have been granted under the 2006 Stock Incentive Plan. All of these options were granted in October 2006. All options have an exercise price of $3.65 per share, the weighted fair market value on the date of grant was $4.25 per share. Of these 113,500, options a total of 60,500 were granted to employees and a total of 53,000 were granted to consultants. These options were valued using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 5 years and volatility of 39%. All 113,500 options vested over various periods. As of June 30, 2009, 101,000 options were exercised on a cashless basis resulting in the issuance of a total of 75,888 shares of the Company’s common stock. As of June 30, 2009, 12,500 options remained outstanding.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

6.	Equity and Share-based Compensation (Continued)

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period. In connection with closing of the Stock Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for the reverse merger in July 2006, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of $2.00 per share (the “Advisor Warrants”) and options to purchase up to 50,000 shares on or before December 20, 2008 at a price of $3.00 per share. The fair value of these warrants and options were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following weighted assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available.

In fiscal 2008, the holder of the Advisor Warrants exercised 200,000 of the Advisor Warrants on a cashless basis, resulting in the issuance of 166,245 shares of the Company’s common stock. In the six months ended June 30, 2009, the holder of the Advisor Warrants exercised the remaining 300,000 Advisor Warrants on a cashless basis, resulting in the issuance of 261,610 shares of the Company’s common stock.

In addition, in the six months ended June 30, 2009, a warrant holder exercised warrants to purchase 8,334 shares of the Company’s common stock, at an exercise price of $3.50 per share. These warrants were originally issued in a private placement the Company consummated in October 2006.

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

The Company deems the Escrow Shares arrangement as analogous to the issuance of a fixed number of warrants in an equity transaction. Under the Make Good Agreement these Escrow Shares would have been reallocated on a pro rata basis to the Investors only if certain earnings targets were not achieved in years 2007 and 2008. If the earnings targets were met, the Escrow Shares would automatically be released to the Principal Shareholder. As of January 31, 2008, the date the common shares were placed into escrow, the Company achieved the 2007 earnings target and, based upon internal forecasts, was confident the 2008 target would also be met. Based upon certain assumptions, including the low probability that the Escrow Shares would be released to the Investors and not be returned to the Principal Shareholder, the Company considered the fair value of the right held by the Investors through the Escrow Shares provision under the Make Good Agreement to be immaterial. As of December 31, 2008, the Company satisfied the earnings per common share targets for each of fiscal 2007 and 2008 as defined under the Make Good Agreement and, as such, the Escrow Shares had been released in May 2009.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to these Class A Warrants is provided in Note 8.

8.	Outstanding Warrants and Options

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of January 1, 2006	25,000	$1.50	-
Granted	1,650,000	2.58	163,500	$3.45
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2006	1,675,000	2.57	163,500	$3.45
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(161,667)	3.19	-	-
Outstanding as of December 31, 2007	1,513,333	$2.48	163,500	$3.45
Granted	750,000	12.50	-	-
Exercised	(1,204,999)		(50,000)	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2008	1,058,334	$9.50	113,500	$3.65
Granted	-	-	-	-
Exercised	(308,334)		(101,000)
Expired or cancelled	-	-	-	-
Outstanding as of June 30, 2009	750,000	$12.50	12,500	$3.65

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

8.	Outstanding Warrants and Options (Continued)

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2009.

Exercise Price	Outstanding June 30, 2009	Weighted Average Remaining Life in Years	Number exercisable
$12.50	750,000	2.00	750,000
	750,000		750,000

Out of the 750,000 outstanding warrants, all were exercisable as of June 30, 2009.  These Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock of the Company granted with the Purchase Agreement, at an exercise price of $12.50 per share (the “Exercise Price”), and have the following additional characteristics:

The Class A Warrants issued in our January 2008 Offering described in Note 8 above, represent the right to purchase an aggregate of 750,000 shares of common stock  and have the following additional characteristics:

•	The Class A Warrants are exercisable beginning on the six-month anniversary of the closing of the January 2008 Offering and will expire July 31, 2011.

•
Commencing on one-year anniversary of the Closing Date, in the event the shares underlying the Class A Warrants (the “Warrant Shares”) may not be freely sold by the holders of the Class A Warrants due to the Company’s failure to satisfy its registration requirements, and an exemption for such sale is not otherwise available to the Warrant-holders under Rule 144, the Class A Warrants will be exercisable on a cashless basis.

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

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2009.

Exercise Price	Outstanding June 30, 2009	Weighted Average Remaining Life in Years	Exercisable Options	Vested Options
$3.65	12,500	2.50	-	12,500
	12,500		-	12,500

9.	Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method.  Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of June 30, 2009 and December 31, 2008, inventories consist of the following:

	June 30, 2009	December 31, 2008 (Audited)
Raw Material	$809,803	$330,275
Work-in-Process	138,862	76,462
Finished Products	622,800	55,614
Total Inventories	$1,571,465	$462,351

As of June 30, 2009 and December 31, 2008, the Company had no inventory reserve.

10.	Property and Equipment

 As of June 30, 2009 and December 31, 2008, Property and Equipment, net consist of the following:

	June 30, 2009	December 31, 2008 (Audited)
Buildings and improvements	$9,550,042	$9,961,820
Machinery and equipment	5,447,140	4,946,247
Land use rights	1,919,911	1,945,209
Transportation equipment	887,102	885,880
Furniture and equipment	314,994	299,467
Construction in progress (See Note 14)	14,192,855	4,317,265
Total Property and Equipment	32,312,044	22,355,888
Less: Accumulated Depreciation	(1,758,820)	(1,297,109)
Property and Equipment, Net	$30,553,224	$21,058,779

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

10.	Property and Equipment (Continued)

For the six months ended June 30, 2009 and 2008, depreciation expense totaled $461,711 and $213,935 respectively. Depreciation expense of approximately $268,000 and $137,000 is included as part of cost of goods sold for the six months ended June 30, 2009 and 2008, respectively.

11.	Intangible Assets

As of June 30, 2009 and December 31, 2008, the Company’s net unamortized intangible assets consist of:

	June 30, 2009	December 31, 2008 (Audited)
Patents	$14,433,828	$15,093,718
Goodwill	759,362	758,047
Total Intangible Assets, net	$15,193,190	$15,851,765

Amortization expense for the six months ended June 30, 2009 and 2008 was $706,890 and $138,898 respectively.

12.	Taxes Payable

Taxes payable consists of the following:

	June 30, 2009	December 31, 2008 (Audited)
Value Added Tax, net	$1,505,459	$1,179,383
Enterprise Income Tax	2,637,189	2,106,956
City Tax	49,678	32,013
Other Taxes and additions	72,748	44,536
Total Taxes Payable	$4,265,075	$3,362,888

13.	Income Taxes

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. In 2009, the income tax rate for TDR, TianLong, and First is 15% based on State Council approval. The income tax rate for Haina is 25%. The income tax rate for Peng Lai is regulated by local government at 2% of total revenue commencing January 1, 2009. In 2008, the income tax rate for TDR and TianLong was 15% and 12%, respectively. The income tax rate for First, Haina, and Peng Lai was 25%.

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

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred.

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.  The Company does not accrue taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

In 2006, the FASB issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted FIN 48 effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial position or cash flows

14.	Land Use Rights Purchase Agreement and Construction in Progress

During the second quarter in 2007 TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase certain land use rights for 50 years in conjunction with the Company’s development of a new headquarter and a new biotech engineering lab at a construction cost of approimately $10.5 million. The cost of the land use rights amounted to approximately $2.5 million. Terms of the agreement called for a deposit of 30% within 15 days after signing the agreement, 40% payment 7 days prior to the start of construction and the balance of 30% 7 days after getting the formal land use right.

The project consists of two phases:

(1)
Construction of a main workshop, R&D center and our principle corporate office using land area of 30,000 square meters. Construction started in May 2007 and is estimated to be completed by the end of 2009.

(2)	Construction of Second workshop and show room using land area of 20,000 square meters. Construction is expected to start in September 2008 and is estimated to be completed by December 2009.

As of June 30, 2009, the Company remitted deposits totaling $8,525,025 under the terms of the above agreement. Within this deposit, there are approximately $5.8 million for construction. Upon the completion of the project, this construction deposits shall be released and returned to the Company.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

15.	Commitments and Contingencies

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of external use Chinese medicine such as those sold by the Company are subject to regulations by one or more federal agencies. The principal federal agencies include the SFDA, the Food and Drug Administration (the “FDA”), Heilongjiang Provincial Food and Drug Administration of the People's Republic of China (PFDA), National Biology Products Inspection Institute (NBPI) and the National Food and Drug Administration (NFDA) of the People's Republic of China and, to a lesser extent, the Consumer Product Safety Commission. These activities are also regulated by various governmental agencies for the countries, states and localities in which the Company’s products are sold.

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

The Company’s sole  rental commitment is office space for the year 2009 is approximately $25,000. The Company is expecting the corporate headquarters currently under construction to be completed by 2009. As a result, there is no rental commitment made by the Company for the year 2010 and thereafter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Annual Report for the year ended December 31, 2008 (“Annual Report”). This quarterly report on Form 10-Q contains forward-looking statements and is afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in our Annual Report and other documents filed by us with the Securities and Exchange Commission (“SEC”).

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

We have achieved continued growth of our line of products. For the three months ended June 30, 2009, total revenue was $32,181,590 , a 36% increase over the same period in 2008, and net income was $9,456,993 , or $0.57 per share compared to net income of $8,110,667, or $0.50 per share on a diluted basis in the same period in 2008. For the six months ended June 30, 2009, total revenue was $57,015,282, a 58% increase over the same period in 2008, and net income was $16,699,831, or $1.01 per common share compared to net income of $11,975,578, or $0.78 per common share on a diluted basis in the same period in 2008.

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

Year 2008 Business Acquisitions

On April 3, 2008, TDR completed its acquisition of Heilongjiang TianL ong Pharmaceutical, Inc., a c orporation with a variety of medicines approved by China’ s State Food and Drug Administration (“SFDA”) and new medicine applications, organized under the laws of the PRC (“TianLong” ), which is in the business of manufacturing external-use pharmaceuticals. TDR previously acquired the Beijing sales office of TianL ong in mid-2006. TDR acquired 100% of the issued and outstanding capital stock of TianL ong from its sole stockholder, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of our common stock.

On April 18, 2008, TDR consummated its acquisition of Heilongjiang Haina Pharmaceutical Inc., a corporation which had been recently organized under the laws of the PRC (“Haina”), licensed as a wholesaler of TCM, bio-medicines, bio-p roducts, medicinal devices, antibiotics and chemical medicines. Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010), issued by the Heilongjiang province offi ce of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012,  and will enable us to expand our sales of medicinal products without having to go through a lengthy license application process. TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of approximately $437,000. TDR had been overseeing the operations of Haina since January of 2008, as part of our due diligence prior to closing of this acquisition.

On September 5, 2008, TDR acquired Peng Lai Jin Chuang Pharmaceutical Company, a corporation organized under the laws of the PRC (“Peng Lai”), from Peng Lai Jin Chuang Group Corporation. Peng Lai, which received Good Manufacturing Practice certification from the SFDA, was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC . In connection with the acquisition of Peng Lai, TDR acquired all of Peng Lai’ s assets, including, without limitation, franchise, production and operating rights to a portfolio of twenty (20) medicines approved by the SFDA, for an aggregate purchase price of approximately $7.1 million, consisting of (i) approximately $2.5 million in cash, and (ii) 381,606 shares of our common stock.

Testing Kits and Other Products in Production

Our AMI Diagnostic Kit, Human Urinary Albumin Elisa Kit and Early Pregnancy Diagnostic Kit each passed the final stages of a national inspection in 2006 or 2007. These diagnostic kits are being sold through drug stores, hospitals, examination stations and independent sales agents throughout the PRC.

Our AMI Diagnostic Kit, which entered markets in 2007, is used for early diagnosis of Myocardial Infarction (MI), also known as heart disease. All the test kits require users to place a blood or urine sample on the marker and a positive (+) or negative (-) reaction signal will result, showing if a user should consult his or her doctor for further testing. According to the China Medical Newspaper, several million people die from MI every year. MI often occurs to people who are, but not limited to, smokers, over-weight and diabetic. There are approximately 8 million new MI patients in China every year. Recent medical studies have shown that heart failure or heart attacks are increasing among younger people in China. This is believed to be the result of a more modern life style, the fast pace of city life and increased pressure from work or school. The use of AMI Diagnostic Kits will help in early detection of MI that can help in reducing these incidences.

We are continuing our marketing efforts with respect to these testing kits which have contributed to increase sales of these products in 2009 versus 2008. Sales generated under these products during the six month periods ended June 30, 2009 and 2008 amounted to approximately $6,789,000 and $3,983,000, respectively.

Summary of Our Resear ch and Development Activities

We currently conduct all of our research and development (“R&D” ) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own research, developme nt and laboratory facilities located at TDR’s principal executive offices.

At present, our ongoing research is divided into five general areas:

•	the development of an enzyme linked immune technique to prepare extraneous diagnostic kits;

•	the development of an enzyme linked gold colloid technique to prepare an extraneous rapid diagnostic test strip;

•	the development of a g ene recombination technique to prepare a gene drug;

•	the development of a biology protein chip for various tumor diagnostic applications; and

•	the development of a cord blood stem cell bank, as more fully described in our Annual R eport and other reports filed by us with the SEC.

We currently have the following eight biological products under development: an  HIV detection kit; a uterus cancer diagnostic kit; a breast cancer diagnostic kit; a liver cancer diagnostic kit; a rectum cancer diagnostic kit; a gastric cancer diagnostic kit; a gene recombination drug; and a multi-tumor marker protein chip detection kit. I n addition, w e are also working to establish additional sales networks and cell banks covering domestic and internation al markets.

Due to cont inued changes in the industry , Management cannot guarantee any of the above research and development activities will be successful or generate future revenues. We incurred research and development costs of $6,094,694 and $2,042,412 during each of the six month periods ended June 30, 2009 and 2008, respectively.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our methodologies and assumptions used to derive these estimates. Estimates include the reserve allowance for doubtful accounts and inventories, the salability and recoverability of our products, our impairment test for tangible and intangible assets, income taxes and contingencies and the remaining useful lives of our tangible and certain intangible assets. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant estimates include:

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

Intangible assets – Our intangible assets primarily consists of patents. Patent costs are amortized over an estimated life of approximately ten years.

Intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment. We adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long- Lived Assets , effective January 1, 2002. Accordingly, we review our long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

Research and development—Research and development expenses include the costs associated with our internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs are expensed as incurred.

Third-party expenses reimbursed under non-refundable research and development contracts are recorded as a reduction to research and development costs in the statement of operations.

We recognize in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the  AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities: A Focus on Software, Electronic Devices , and Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired. Certain assets and high technologies acquired that has a foreseeable future cash flows are capitalized as intangible assets. Such intangible assets are amortized starting from the year revenue is generated and amortized over a period of 10 years. If a capitalized intangible asset is deemed to have no future benefit, the unamortized carrying value will be expensed.

For the three months ended June 30, 2009 and 2008, we incurred $3,681,914 and $1,372,579, respectively, in research and development expenditures. For the six months ended June 30, 2009 and 2008, we incurred $6,094,694 and $2,042,412, respectively, in research and development expenditures.

RESULTS OF OPERATIONS

For the three months ended June 30, 2009 as compared to June 30, 2008

Our principal business operations are conducted through our wholly owned subsidiary, TDR, and TDR’s wholly-owned subsidiaries.

	For Three Months Ended June 30
	2009	% of Sales	2008	% of Sales
Revenues	$32,181,590	100.0	$23,748,592	100.0
Cost of goods sold	7,752,371	24.1	5,522,314	23.3
Gross Profit	$24,429,219	75.9	$18,226,278	76.7

Total revenues increased approximately $8.4 million or 36% during the three months ended June 30, 2009 as compared to 2008. Our revenue increase is primarily attributable to strong performances from our sales distribution channels due to our hiring of additional direct territory managers and sales agents to help market our products and their associated benefits to those individuals making or influencing purchasing decisions, as well as the results of our several successful business acquisitions in 2008 as previous discussed.

Revenues by Product Line

A break-down of our revenues by product line for each of the three months ended June 30, 2009 and 2008 is as follows:

	For the Three Months Ended June 30
		2009			2008
Product (Number of Products)	Subsidiary	Sales (USD)	% of Sales	Product (Number of Products)	Sales (USD)	% of Sales
Patch (5)	TDR	$9,937,203	30.9	Patch (4)	$8,781,903	37.0
Ointment (18)	TDR&TL	7,658,146	23.8	Ointment (11)	6,486,619	27.3
Spray (15)	TDR&TL	4,808,652	14.9	Spray (19)	2,840,196	12.0
Bio-Engineering (3)	FIRST	3,687,991	11.5	Bio-Engineering (3)	2,145,355	9.0
Others (48)	TDR&TL&PL	6,089,598	18.9	Others (31)	3,494,518	14.7
Total (89 products)		$32,181,590	100	Total (68 products)	$23,748,592	100

In 2009 TDR discontinued its contract revenues as part of its strategic goals. Contract revenues of $1,861,225 for the three months ended June 30, 2008 have been reallocated to each of the applicable product to present a m ore appropriate measure of our revenues by product line.

Overall, our product gross margins were at approximately 75.9% and 76.7% during each of the three months ended June 30, 2009 and 2008, respectively. Our lower product gross margins in 2009 versus 2008 were principally attributable to the competiveness of our sales prices in the PRC market.

Operating Expenses

The following table summarizes the changes in our operating expenses from $8,098,642 to $12,347,556 for each of the three months ended June 30, 2008 and 2009, respectively:

	For the Three Months Ended June 30
	2009	% of Sales	2008	% of Sales
Operating Expenses
Depreciation and amortization	$449,294	1.4	$139,004	0.6
Research and development	3,681,914	11.4	1,372,579	5.8
Selling, general and administrative	8,216,348	25.5	6,587,059	27.7
Total operating expenses	$12,347,556	38.3	$8,098,642	34.1

Depreciation and amortization  for the three months ended June 30, 2009 amounted to approximately $449,000 as compared to $ 139,000 during the same period in 2008.  The higher costs in 2009 are primarily attributable to the additional depreciation and amortization costs associated with the tangible and intangible assets acquired under our 2008 strategic business acquisitions.

Research and development expenses were approximately $3.7 million for the three months ended June 30, 2009 as compared to $1.4 million for the same period in 2008. The increased costs in 2009 is primarily associated with the ongoing clinical trials for proposed products and studies under the patents, licenses and other technologies acquired from our 2008 strategic business acquisitions.

Selling, general and administrative expenses were $8.2 million for the three months ended June 30, 2009 versus $6.6 mil lion for the same period in 2008. The higher selling, general and administrative expenses were primarily attributable to increased marketing and selling costs to support our revenue growth from $23.7 million in 2008 to $32.2 million in 2009.

For the six months ended June 30, 2009 as compared to June 30, 2008

Our principal business operations are conducted through our wholly owned subsidiary, TDR, and TDR’s wholly-owned subsidiaries.

	For the Six Months Ended June 30
	2009	% of Sales	2008	% of Sales
Revenues	$57,015,282	100.0	$36,162,022	100.0
Cost of goods sold	13,793,289	24.2	8,382,742	23.2
Gross Profit	$43,221,993	75.8	$27,779,280	76.8

Total revenues increased by 58% during the six months ended June 30, 2009 as compared to 2008. The $20.9 million increase in revenue is attributable to strong performances from our sales distribution channels and the results of our several successful acquisitions.

As part of our strategic goals, contract sales of non-manufactured products were discontinued from early 2009.

Revenues by Product Line

A break-down of our revenues by product line for each of the six months ended June 30, 2009 and 2008 is as follows:

	For the Six Months Ended June 30
		2009			2008
Product (Number of Products)	Subsidiary	Sales (USD)	% of Sales	Product (Number of Products)	Sales (USD)	% of Sales
Patch (5)	TDR	$19,059,164	33.4	Patch (4)	$12,573,362	34.7
Ointment (18)	TDR&TL	12,740,124	22.3	Ointment (11)	8,796,305	24.3
Spray (15)	TDR&TL	7,710,726	13.5	Spray (19)	4,878,058	13.5
Bio-Engineering (3)	FIRST	6,788,766	11.9	Bio-Engineering (3)	3,982,860	11.0
Others (48)	TDR&TL&PL	10,716,502	18.9	Others (31)	5,931,437	16.5
Total (89 products)		$57,015,282	100	Total (68 products)	$36,162,022	100

As shown in the table above, revenues for all products increased as compared to the six months ended June 30, 2008. Con tract sales of $4,836,072 for the six months ended June 30, 2008 have been reallocated to each of the applicable sale products to present a more appropriate measure of our sales by product line.

In the six months ended June 30, 2009, we remained focused on expanding our market coverage. Our sales representatives increased from approximately 1,300 to 1,500, along with the increase of approximately 1,000 pharmacies newly opened in 2009. Our total pharmacy coverage number in 2009 reached approximately 5,500 over 24 provinces in China versus 4,500 over 22 provinces in China in 2008.

Overall, our product gross margins were at 75.8% and 76.8% during the six months ended June 30, 2009 and 2008, respectively. Our lower product gross margins in 2009 were principally attributable to the competiveness of our sales prices in the PRC market.

Operating Expenses

The following table summarizes the changes in our operating expenses from $12,801,618 to $22,089,177 for each of the six months ended June 30, 2008 and 2009, respectively:

	For the Six Months Ended June 30
	2009	% of Sales	2008	% of Sales
Operating Expenses
Depreciation and amortization	$900,666	1.6	$215,352	0.6
Research and development	6,094,694	10.7	2,042,412	5.6
Selling, general and administrative	15,093,816	26.4	10,543,854	29.2
Total operating expenses	$22,089,176	38.7	$12,801,618	35.4

Depreciation and amortization  for the six months ended June 30, 2009 amounted to approximately $900,000 as compared to $215,000 during the same period in 2008.  The higher costs in 2009 are primarily attributable to the additional depreciation and amortization costs associated with the tangible and intangible assets acquired under our 2008 strategic business acquisitions.

Research and development expenses were approximately $6.1 million for the six months ended June 30, 2009 compared to $2.0 million for 2008. The increased costs in 2009 is primarily associated with the ongoing clinical trials and studies under the patents, licenses and other technologies acquired from our 2008 strategic business acquisitions.

Selling, general and administrative expenses for the six months ended June 30, 2009 amounted to $15.1 million in 2009 versus $10.5 million over the same period in 2008. The higher selling, general and administrative expenses were primarily attributable to the increased costs of marketing and sales to support our product revenues growth from $36.2 million in 2008 to $57.0 million in 2009.

FULL YEAR 2009 OUTLOOK

We are affirming our 2009 annual guidance which was disclosed in our Annual Report.

We estimate our tota l revenue in 2009 versus 2008 will increase by 40%, or approximately $37 million, with growth in all categories of our product sales. Our gross profit margin in 2009 is expected to be approximately 75% due to possible increase in prices of raw materials. Operating expenses are expected to increase due to a higher percentage of R&D investment, as well as the additional costs to support our expanding distribution channels and sales growth. We estimate our overall 2009 net profit margin to be approximately 30%.

Our new corporate headquarter is currently under construction and we plan to occupy the space by the end of fiscal 2009. As a result , we will no longer rent office space. Another benefit of the corporate headquarters is that all organizational departments will be consolidated into one main central place. This should create a more productive and efficient working environment for management operations, as well as all other business activities. Our new facilities will feature a dining area , gymnasium, basketball court, dormitor ies, and guest rooms to provide accommodation s and services to our staff and to all our guests visiting us. The cost outlays for our new corporate headquarter are planned to be entirely funded without borrowed funds.

LIQUIDITY AND CAPITAL RESOURCES

Certain of our liquidity and capital ratios are outlined below for the six month periods ended June 30, 2009 and 2008:

	2009	2008

Working capital ratio	8.7	6.3
Quick ratio	7.6	6.1
Average accounts receivable collection (days)	47.6	49.2
Average inventory turnover (days)	14.6	18.5
Outstanding debt	$-	$-
Stockholders’ equity per common share	$6.71	$4.79

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of June 30, 2009 and 2008 and for each of the six months then ended:

As of June 30:
Working capital	$66,039,269	$44,861,048
Inventories	$1,571,465	$1,424,155

Six Months Ended June 30:
Cash provided by (used in):
Operating activities	$17,821,557	$17,820,563
Investing activities	$(9,961,517)	$(9,111,946)
Financing activities	$29,169	$24,327,963

As of Ju ne 30, 2009, cash and cash equivalents were approximately $48.23 million.

As of June 30, 2009, we have spent approximately $9.9 million in construction costs related to our corporate headquarters which is planned to be completed by the end of fiscal 2009. We plan to fund our corporate headquarters construction project using internal funds. The estimated cost under this project is approximately $13 million.

Our working capital ratio is 8.7 versus 6.3 and quick ratio is 7.6 versus 6.1 at June 30, 2009 and 2008, respectively. Management endeavors to ensure that funds are available to take advantage of new strategic business alliances and that funds are sufficient to meet future liquidity and capital needs.

At June 30, 2009, there are no restrictiv e bank deposits pledged as security.

Cash flows provided by operating activities was approximately $17.8 million for the six months ended June 30, 2009 and for the same period in 2008.

Our working capital at June 30, 2009 was appr oximately $66.0 million, compared to $44.9 million at June 30, 2008. Our increased working capital position in 2009 was principally funded by the cash flows generated from our operating activities of approximately $17.8 million in the six months ended June 30, 2009. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2009.

In the first quarter of fiscal 2008 we received aggregate net proceeds of approxim ately $23.5 million from the consummation of a private placement of our securities. The net pr oceeds from the private placement were used to fund three business acquisitions we completed in fiscal 2008 and other working capital needs. There was no similar financing in the six month period ended June 30, 2009.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the six months ended June 30, 2009 were denominated primarily in Renminbi (“RMB”), the currency of China, and were converted into U.S. dollars at the exchange rate of 6.84323 RMB to 1 U.S. Dollar.  For the three months ended June 30, 2009, the exchange rate is 6.83992 RMB to 1 U.S. Dollar.  In the third quarter of 2005, the RMB began to rise against the US dollar. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2009.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our second quarter of fiscal 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended June 30, 2009, and subsequent period through the date hereof, we did not engage in any unregistered sales of equity securities other than as set forth below:

Cashless Exercise of Warrants

As of April 29, 2009, warrants to purchase an aggregate of 150,000 shares of our common stock, which we issued to a consultant in consideration for services rendered in connection with the share exchange transaction we consummated in May 2006, were exercised on a cashless basis. In connection with the cashless exercise, the warrant holder was deemed to have paid an amount equal to the difference between the exercise price ($2.00 per share) and the average closing price of a share of our common stock during the ten (10) trading days ending on the date of exercise ($14.75 per share). As a result of such cashless exercise, we issued an aggregate of 129,661 shares of our common stock to the warrant holder.

We believe that this transaction is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Cashless Exercise of Stock Options

As of June 30, 2009, stock options to purchase an aggregate of 101,000 shares of our common stock, which we issued to pursuant to our 2006 Stock Incentive Plan on October 25, 2006, were exercised on a cashless basis by 36 optionees. In connection with the cashless exercises, the optionees were deemed to have paid an amount equal to the difference between the exercise price ($3.65 per share) and the fair market value of a share of our common stock on the date of exercise ($14.68 per share). As a result of such cashless exercises, we issued an aggregate of 75,888 shares of our common stock to the optionees.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

In the three-month period ended June 30, 2009, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

In the three-month period ended June 30, 2009, and subsequent period through the date hereof, we did not submit any matters to a vote of our stockholders.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended June 30, 2009, or subsequent period through the date hereof, which was not so reported.

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

CHINA SKY ONE MEDICAL, INC.

Dated: August 14, 2009	By:	/s/ Liu Yan Qing
Liu Yan Qing Chairman, Chief Executive Officer and President

Dated: August 14, 2009	By:	/s/ Stanley Hao
Stanley Hao Chief Financial Officer and Secretary