Form 10-Q
period 2009-09-30
CHINA SKY ONE MEDICAL, INC.
filed 2009-11-16
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ____________________________________

Commission File Number:	000-26059

CHINA SKY ONE MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0430322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1706, Di Wang Building, No. 30 Gan Shui Road,
Nangang District, Harbin, People’s Republic of China	150001
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The registrant had 16,661,423 shares of Common Stock issued and outstanding as of October 15, 2009.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$56,303,043	$40,288,116
Accounts receivable, net	23,670,142	14,978,648
Inventories	3,099,451	462,351
Prepaid and other current assets	132,372	106,386
Land and construction deposit	8,533,952	8,513,284
Total current assets	91,738,960	64,348,785

Property and equipment, net	30,429,508	21,058,779
Intangible assets, net	14,872,618	15,851,765
	$137,041,086	$101,259,329

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,911,404	$2,937,068
Taxes payable	5,763,146	3,362,888
Deferred revenues	-	26,079
Total current liabilities	12,674,550	6,326,035

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,661,423 and 16,306,184 issued and outstanding, respectively)	16,661	16,306
Additional paid-in capital	40,133,948	40,105,134
Accumulated other comprehensive income	5,812,108	5,566,806
Retained earnings	78,403,819	49,245,048
Total stockholders' equity	124,366,536	94,933,294
	$137,041,086	$101,259,329

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$43,227,171	$29,699,282	$100,242,453	$65,861,304
Cost of Goods Sold	10,897,185	7,366,059	24,690,474	15,748,801
Gross Profit	32,329,986	22,333,223	75,551,979	50,112,503

Operating Expenses
Depreciation and amortization	447,170	308,023	1,347,836	523,375
Research and development	4,884,925	1,866,409	10,979,619	3,881,312
Selling, general and administrative	10,967,649	7,596,953	26,061,465	18,140,807
Total operating expenses	16,299,744	9,771,385	38,388,920	22,545,494

Other Income (Expense)
Other (expense)	(483)	-	(1,611)	-
Interest income (expense)	20,900	(1,494)	47,854	(135,136)
Total other income (expense)	20,417	(1,494)	46,243	(135,136)

Net Income Before Provision for Income Tax	16,050,659	12,560,344	37,209,302	27,431,873

Provision for Income Taxes
Current	3,591,719	2,616,909	8,050,531	5,512,860

Net Income	$12,458,940	$9,943,435	$29,158,771	$21,919,013

Basic Earnings Per Share	$0.75	$0.64	$1.76	$1.50

Basic Weighted Average Shares Outstanding	16,655,697	15,464,084	16,535,924	14,657,059

Diluted Earnings Per Share	$0.74	$0.60	$1.76	$1.39

Diluted Weighted Average Shares Outstanding	16,741,745	16,492,414	16,606,576	15,745,542

Comprehensive Income
Net Income	$12,458,940	$9,943,435	$29,158,771	$21,919,013
Foreign currency translation adjustment	121,913	441,809	245,302	3,597,598

Comprehensive Income	$12,580,853	$10,385,244	$29,404,073	$25,516,611

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities

Net Income	$29,158,771	$21,919,013

Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,752,927	523,375
Share-based compensation expense	-	30,351

Net change in assets and liabilities
Accounts receivables	(8,659,683)	1,618,365
Inventories	(2,634,086)	(1,431,757)
Prepaid expenses and other current assets	(14,948)	(10,763)
Accounts payable and accrued expenses	3,938,248	1,589,409
Taxes payable	2,390,378	2,475,042
Deferred revenues	-	(24,504)

Net cash provided by operating activities	25,931,607	26,688,531

Cash flows from investing activities
Purchase of fixed assets	(122,093)	(784,137)
Purchase of subsidiary-Tianlong and Haina	-	(10,917,280)
Purchase of construction in progress	(9,926,849)	-
Purchase of intangible assets	-	(7,139)

Net cash used in investing activities	(10,048,942)	(11,708,556)

Cash flows from financing activities
Sale of common stock for cash, net of offering costs	-	23,487,963
Proceeds from warrants conversion	29,169	1,044,169

Net cash provided by financing activities	29,169	24,532,132

Effect of exchange rate changes on cash	103,091	2,245,553

Net increase in cash and cash equivalents	16,014,926	41,757,660

Cash and cash equivalents at beginning of period	40,288,117	9,190,870

Cash and cash equivalents at end of period	$56,303,043	$50,948,530

Supplemental disclosure of cash flow information

Interest paid	$-	$135,136

Taxes paid	$6,569,901	$5,512,860

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

The accompanying unaudited consolidated financial statements of China Sky One Medical, Inc., a Nevada corporation, and subsidiaries, have been prepared in accordance with generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2009 and 2008 are unaudited and include all adjustments necessary for a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission ("SEC") on April 15, 2009.

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

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and maintained its principal executive office in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the laws of the PRC. At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited (“First”) as the surviving subsidiary of TDR. The principal activities of TDR and First are the research, manufacture and sale of over-the-counter non-prescription health care products. TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in the Heilongjiang Province. TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through China’s various domestic pharmaceutical chain stores.

China Sky One is a holding company whose principal operations are through its wholly-owned subsidiaries. It has no revenues separate from its subsidiaries, and has nominal expenses related to its status as a public reporting company and to its 100% ownership interest in ACPG and TDR.

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

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a multitude of SFDA approved medicines and new medicine applications, organized under the laws of the PRC (“Tianlong”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Tianlong in mid-2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from its sole stockholder Wu Jiechen, a resident of China, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of China Sky One (value at $12 per share of approximately $286,000). The acquisition received regulatory approval and closed on April 3, 2008.

The following table summarizes the approximate estimated fair values of the assets acquired in the Tianlong acquisition.

Fixed assets	$6,314,871
Intangible assets	1,786,990
Other	170,000
Net assets acquired	$8,271,861

On April 18, 2008, China Sky One through its subsidiary TDR consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCMs, bio-products, medicinal devices, antibiotics and chemical medicines. Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjiang office of the State Food and Drug Administration (SFDA). The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012 and will enable the Company to expand its sales of medicinal products without having to go through a lengthy license application process. Upon the Company’s acquisition of Haina, the value of the GSP license was deemed to be nominal and the purchase price was allocated to goodwill.

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

On June 9, 2008, TDR entered into a Merger and Acquisition Agreement (the “Acquisition Agreement”) with Peng Lai Jin Chuang Company, a corporation organized under the laws of the PRC (“Peng Lai”), which organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. Pursuant to the Acquisition Agreement, TDR acquired all of the assets of Peng Lai in consideration for an aggregate of approximately (i) US$2.5 million in cash, and (ii) 381,606 shares of the Company’s common stock with a fair value of approximately $4.6 million (value at $12 per share).  The acquisition of Peng Lai closed on September 5, 2008.

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

Use of estimates – The preparation of these financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Significant estimates include the assigned lives to long-lived assets, uncollectible accounts receivable, and our impairment testing of goodwill and long-lived assets. Actual results may differ from these estimates.

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

Cash and cash equivalents – The Company considers all highly liquid instruments purchased with a maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earned an annual interest income yield of approximately 0.36% for the nine months ended September 30, 2009. For all the bank accounts in the PRC, the Company earned interest income of approximately $48,000 and $79,000 for the nine months ended September 30, 2009 and 2008, respectively.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. At September 30, 2009 and December 31, 2008, the Company’s allowance for doubtful accounts was $50,000.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method. Inventory units are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. There is no inventory reserve provision recorded at September 30, 2009 and December 31, 2008.

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges during the three and nine months ended September 30, 2009 and 2008.

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

Intangible assets – Intangible assets consists of patents and goodwill, as follows:

Patents	$14,112,631
Goodwill	759,987
Total	$14,872,618

Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment loss thru a charge to operating results to the extent the present value of anticipated cash flows attributable to the assets are less than the asset’s carrying value. The Company would depreciate the remaining value over the remaining estimated useful life of the asset to operating results. The Company did not record any impairment charges during the three and nine months ended September 30, 2009 and 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

The Company has registered the trademark “Kang Xi” in the PRC. However, the Company has never had an appraisal done on this trademark or assigned any value to it. Additionally, none of the costs associated with the trademark have been capitalized.

As of September 30, 2009, the weighted average amortization period for our patents is 9 years.

Foreign Currency - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are recorded in Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of the capital contribution. All translation adjustments resulting from the translation of the financial statements into U.S. Dollars are recorded as accumulated other comprehensive income, a component of stockholders’ equity.

Revenue recognition - Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that all of these criteria are satisfied upon shipment from its facilities. Historically, the Company’s estimated returns, allowances and claims have been deemed immaterial. The Company’s sale agreements only allow a return if the product has quality related issues. In such event, the Company accepts the return for equivalent product exchange from inventory only.

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

The Company recognizes in-process research and development in accordance with ASC topic 730, “Research and Development.” Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired. Certain assets and other technologies acquired that has foreseeable future cash flows are capitalized as intangible assets. Such intangible assets are amortized starting from the year revenue is generated and amortized over an estimated period of 10 years. Should under any circumstances these capitalized intangible assets have no future benefit; the Company will record an immediate write-off for the remaining net carrying value within the consolidated statement of operations.

The Company incurred $4,884,925, $10,979,619 in research and development costs for the three and nine months ended September 30, 2009, respectively. The Company incurred $1,866,409 and $3,881,312 in research and development costs for the three and nine months ended September 30, 2008, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Advertising – Advertising and trade show costs are expensed in the period in which the service is used. The Company signs contracts with agents who then place its advertising in the mediums of television, radio and internet. Advertising costs for the three months ended September 30, 2009 and 2008 was $5,031,001 and $2,091,802, respectively. Advertising costs for the nine months ended September 30, 2009 and 2008 was $11,244,959 and  $5,257,228, respectively. Advertising costs are reported as part of selling, general and administrative expenses in the statements of operations.

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

Enterprise income tax

Under the Provisional Regulations of the PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at the statutory rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

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

We may from time-to-time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company files corporate income tax returns in the U.S. for China Sky One and ACPG. ACPG wholly owns 100% of TDR and subsidiaries in the PRC. China Sky One and ACPG are holding companies and do not generate business revenues and management’s intent is not to distribute dividend income from TDR and subsidiaries to either China Sky One or ACPG. As such, management has established a full valuation allowance for the net operating losses incurred by China Sky One and ACPG. The Company files income tax returns in the U.S. for China Sky One and ACPG and in the PRC for TDR and its subsidiaries. The Company is subject to audit for each of the three years ended December 31, 2008.

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

Contributions to the pension or retirement plan are calculated at 22.5% of the employees’ salaries above a fixed threshold amount. The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred costs of $35,626 and $37,513 for the three months ended September 30, 2009 and 2008, respectively. The Company incurred costs of $125,598 and $62,699 for the nine months ended September 30, 2009 and 2008, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values at September 30, 2009 and 2008 because of the relatively short-term maturity of these instruments.

Subsequent Events

The Company evaluated subsequent events through November 16, 2009, the date of filing of this Form 10-Q in accordance with the Subsequent Events Topic of the FASB Accounting Standards Codification under ASC topic 855.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

New Pronouncements

On July 1, 2009, the Accounting Standards Codification (“ASC”) became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental agencies, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities law are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Section and Paragraph structure.

The fair value requirements for nonfinancial assets and liabilities not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis was deferred, until January 1, 2009 by The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification under ASC topic 820.  Implementation of the fair value requirements for these items did not have a material impact on our financial statements.

The Business Combinations Topic of the FASB Accounting Standards Codification under ASC topic 805, includes new requirements that became effective for us in 2009. The definitions of a business and business combination were expanded and all assets and liabilities of an acquired business (for full, partial and step acquisitions) are required to be recorded at fair values, with limited exceptions. Earn-outs and other contingent consideration are required to be recorded at fair value on acquisition date and contingencies to be recorded at fair value on acquisition date with provision for subsequent remeasurement. Acquisition costs must be expensed as incurred and restructuring costs must generally be expensed in periods after the acquisition date. Amounts previously called “negative goodwill” which result from a bargain purchase in which acquisition date fair value of identifiable net assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquirer are required to be recognized in earnings as a gain attributable to the acquirer. The effects of the new requirements will depend on the nature and significance of acquisitions subsequent to our adoption of the new requirements.

The Consolidation Topic of the FASB Accounting Standards Codification under ASC topic 810 contains new requirements that became effective for us in 2009. Noncontrolling interests are required to be reported in the equity section of consolidated financial statements and consolidated net income is required to include the amounts attributable to both the parent and the noncontrolling interest with disclosure on the face of the consolidated income statement of net income attributable to the parent and to the noncontrolling interests, with any losses attributable to the noncontrolling interests in excess of the noncontrolling interests equity to be allocated to the noncontrolling interests. Calculation of earnings per share amounts in the consolidated financial statements continue to be based on amounts attributable to the parent. The adoption of the new requirements resulted in presentation differences but did not have a material effect on our consolidated financial statements.

The Subsequent Events Topic of the FASB Accounting Standards Codification under ASC topic 855 includes accounting and disclosure requirements for events that occur after the balance sheet date but before the issuance of financial statements effective for financial statements for periods ending after June 15, 2009. The adoption of these disclosure requirements did not affect our consolidated financial statements.

4.	Concentrations of Business and Credit Risk

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of September 30, 2009 the Company held approximately $2,125,000 of cash balances within the U.S. of which was all insured. At September 30, 2009, the Company had approximately $54,178,000, in PRC bank deposits, which are not insured. Historically, the Company has not experienced any losses in such accounts. The Company will record all losses associated with these risks at such time a loss is incurred. The Company believes that the chances of such losses actually take place are very remote.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

4.	Concentrations of Business and Credit Risk (Continued)

Nearly all of the Company’s sales are concentrated in PRC. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in this country. Difficult economic conditions in other geographic areas into which the Company may expand may also adversely affect its business, operations and finances.

The Company provides credit in the normal course of business. Substantially all customers are located in PRC. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Substantially all of the Company's long lived assets and business operations are located in the PRC.

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company does not set aside any reserves for product liability risks or other potential claims. The Company’s policy is to record losses associated with its lack of insurance coverage at such time as a realized loss is incurred. Historically, the Company has not had any material losses in connection with its lack of insurance coverage and was not party to any material pending legal proceedings as of September 30, 2009. Management’s intention is to use the Company’s working capital to fund any such losses incurred due to the Company’s exposure to inadequate insurance coverage.

The Company is not a party to any material legal proceedings as of September 30, 2009.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

Major Customers

For the nine months ended September 30, 2009, Harbin Shiji Baolong and Shanxi Xintai accounted for 14% and 13% respectively of sales revenues. For the nine months ended September 30, 2008, no individual customer accounted for more than 10% of sales revenues. As of September 30, 2009 and 2008, Harbin Shiji Baolong accounted for 25% and 20% of our outstanding accounts receivables, respectively. Hangzhou Jiupin accounted for approximately 11% of our outstanding accounts receivables as of September 30, 2008. No other customer accounted for more than 10% of our outstanding accounts receivables.

Major Suppliers

Heilongjiang Kangda Medicine Co. and Harbin Zhongjia Chem accounted for approximately 40% and 16% respectively of the Company’s inventory purchases for the nine months ended September 30, 2009. Heilongjiang Kangda Medicine Co. accounted for 45% of the Company’s inventory purchases for the nine months ended September 30, 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Earnings per Share

The Company calculates its earnings per share under ASC topic 260, Earnings per Share. Basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock warrants to purchase 750,000 shares of common stock were outstanding and exercisable as of September 30, 2009. Stock warrants and options to purchase 1,572,245 shares of common stock, all were exercisable and outstanding as of September 30, 2008. These common stock equivalents were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represent s the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share:

	For the three months ended September 30,
	2009	2008
Numerator:
Net income used in calculation of basic and diluted earnings per share	$12,458,940	$9,943,435

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,655,697	15,464,084
Effect of dilutive securities:
Stock options and equivalents	86,048	1,028,330
Weighted-average common shares used in calculation of diluted earnings (loss) per share	16,741,745	16,492,414

Net income per share:
Basic	$0.75	$0.64
Diluted	$0.74	$0.60

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

5.	Earnings per Share (Continued)

The following table sets forth the Company’s computation of basic and diluted net income per share:

	For the nine months ended September 30,
	2009	2008
Numerator:
Net income used in calculation of basic and diluted earnings per share	$29,158,771	$21,919,013

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,535,924	14,657,059
Effect of dilutive securities:
Stock options and equivalents	70,652	1,088,483
Weighted-average common shares used in calculation of diluted earnings (loss) per share	16,606,576	15,745,542

Net income per share:
Basic	$1.76	$1.50
Diluted	$1.76	$1.39

6.	Equity and Share-based Compensation

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock. As of September 30, 2009, non-qualified options to purchase a total of 113,500 shares have been granted under the 2006 Stock Incentive Plan. All options were granted in October 2006. All options had an exercise price of $3.65 per share, the weighted fair market value on the date of grant was $4.25 per share. Of these 113,500 options a total of 60,500 were granted to employees and a total of 53,000 were granted to consultants. These options were valued using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 5 years and volatility of 39%. All 113,500 options vested over various periods for the options granted to employees and consultants. As of September 30, 2009, all 113,500 options have been exercised on a cashless basis for a total of 85,295 shares of the Company’s common stock.

In connection with closing of the Stock Exchange Agreement, the Company agreed to grant warrants to advisors for the services they already performed for the reverse merger in July 2006, entitling them to purchase up to 500,000 shares on or before July 31, 2009, at a price of $2.00 per share and options to purchase up to 50,000 shares on or before December 20, 2008 at a price of $3.00 per share. The fair value of these warrants and options were determined to be $772,275 and deducted as expenses using the Black-Scholes option-pricing model with the following weighted assumptions: no dividends; risk-free interest rate of 4%; a contractual life of 2.5-3.5 years and volatility of 39%. The Company based its estimate of expected volatility on the historical, expected or implied volatility of similar entities whose share or option prices are publicly available. As of September 30, 2009, all of these warrants had been exercised.

During the nine months ended September 30, 2009, warrant holders exercised 8,334 shares of their warrants, at an exercise price of $3.50 per share, for total proceeds of $29,169. Warrant holders also exercised 300,000 shares of warrants on a cashless basis for a total of 261,610 shares of the Company’s common stock.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

7.	Securities Purchase Agreement and Related Transaction

On January 31, 2008, China Sky One entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, for the purchase and sale of units consisting of: (i) one (1) share of the Company’s common stock, $0.001 par value per share (“Common stock”); and (ii) 750,000 Class A Warrants exercisable at $12.50 per share, and expiring on July 31, 2011 (the “Class A Warrants”), for a purchase price of $10.00 per Unit (the “Unit Purchase Price”), or gross offering proceeds of $25.0 million (the “2008 Offering”). The Company received net proceeds of approximately $23.5 million in connection with the 2008 offering.

Pursuant to the Purchase Agreement, among other things, if, and whenever, within twelve (12) months of the Closing Date, the Company issued or sold, or was deemed to have issued or sold, any shares of common stock, or securities convertible into or exercisable for shares of common stock, or modified any of the foregoing which may be outstanding (with the exception of certain excluded securities), to any person or entity at a price per share, or conversion or exercise price per share less than the Unit Purchase Price, then the Company was required to issue, for each such occasion, additional shares of its common stock to the Investors in such number so that the average per share purchase price of the shares of common stock purchased by the Investors in the 2008 Offering would automatically be reduced to such other lower price per share. The Company did not issue any equity which would trigger this event within twelve (12) months of the Closing Date.

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

The Company deemed the Escrow Shares arrangement as analogous to the issuance of a fixed number of warrants in an equity transaction. Under the Make Good Agreement these Escrow Shares would have been reallocated on a pro rata basis to the Investors only if certain earnings targets were not achieved in years 2007 and 2008. If the earnings targets were met, the Escrow Shares would automatically be released to the Principal Shareholder. As of January 31, 2008, the date the common shares were placed into escrow, the Company achieved the 2007 earnings target and, based upon internal forecasts, was confident the 2008 target would also be met. Based upon certain assumptions, including the low probability that the Escrow Shares would be released to the Investors and not be returned to the Principal Shareholder, the Company considered the fair value of the right held by the Investors through the Escrow Shares provision under the Make Good Agreement to be immaterial. As of December 31, 2008, the Company satisfied the earnings per common share targets for each of fiscal 2007 and 2008 as defined under the Make Good Agreement and, as such, the Escrow Shares had been released in May 2009.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to these Class A Warrants is provided in Note 8.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

8.	Outstanding Warrants and Options

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of January 1, 2006	25,000	$1.50	-
Granted	1,650,000	2.58	163,500	$3.45
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2006	1,675,000	2.57	163,500	$3.45
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	(161,667)	3.19	-	-
Outstanding as of December 31, 2007	1,513,333	$2.48	163,500	$3.45
Granted	750,000	12.50	-	-
Exercised	(1,204,999)		(50,000)	-
Expired or cancelled	-	-	-	-
Outstanding as of December 31, 2008	1,058,334	$9.50	113,500	$3.65
Granted	-	-	-	-
Exercised	(308,334)		(113,500)
Expired or cancelled	-	-	-	-
Outstanding as of September 30, 2009	750,000	$12.50	-	$-

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2009.

Exercise Price	Outstanding September 30, 2009	Weighted Average Remaining Life in Years	Number exercisable
$12.50	750,000	1.75	750,000
	750,000		750,000

Out of the 750,000 outstanding warrants, all were exercisable as of September 30, 2009. These Class A Warrants represent the right to purchase an aggregate of 750,000 shares of Common Stock of the Company, at an exercise price of $12.50 per share (the “Exercise Price”), and have the following additional characteristics:

•	The Class A Warrants were exercisable beginning on the six-month anniversary of the closing of the January 2008 Offering and will expire July 31, 2011.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

8.	Outstanding Warrants and Options (Continued)

•
Commencing on the one-year anniversary of the Closing Date, in the event the shares underlying the Class A Warrants (the “Warrant Shares”) may not be freely sold by the holders of the Class A Warrants due to the Company’s failure to satisfy its registration requirements, and an exemption for such sale is not otherwise available to the warrant holders under Rule 144, the Class A Warrants will be exercisable on a cashless basis.

•
The Exercise Price and number of Warrant Shares will be subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, at a price per share, or conversion or exercise price per share less than the Class A Warrant exercise price of $12.50 per share.

•
At anytime following the date a Registration Statement covering the Warrant Shares is declared effective, the Company will have the ability to call the Class A Warrants at a price of $0.01 per Class A Warrant, upon thirty (30) days prior written notice to the holders of the Class A Warrants, provided (i) the closing price of the Common stock exceeded $18.75 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by the Company, and (ii) the Company has attained an adjusted earnings per share of at least $1.75 per share for the fiscal year ending December 31, 2008, as set forth in our audited financial statements of the Company.

•
If, among other things, the Company fails to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement, the expiration date of the Class A Warrants shall be extended one day for each day the registration default continues. To date, the Company has not satisfied its registration requirements. The Company retained an independent third party to calculate the changes in fair value of the Class A Warrants due to its failure to register the Warrant Shares. The change in fair value for the nine months ended September 30, 2009 was deemed immaterial.

The Company’s outstanding warrants provide for an extension of the scheduled expiration date due to the Company’s failure to satisfy its obligation to register the Warrant Shares for resale. Pursuant to the terms of the warrants, the expiration date extends one day for each day the registration default continues, subject to certain limitations. This extension of the expiration date is the only penalty related to the Company’s failure to register the Warrant Shares on a timely basis.

The registration rights do not require a cash settlement and the warrants can be settled in unregistered shares. The Company retained an independent third party to calculate the changes in the fair value of the warrants due to its failure to register the Warrant Shares. The change in fair value (since the registration default date) as of September 30, 2009 is deemed to be immaterial.

9.	Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

9.	Inventories (Continued)

As of September 30, 2009 and December 31, 2008, inventories consist of the following:

	September 30,	December 31,
	2009	2008 (Audited)
Raw Material	$1,486,072	$330,275
Work-in-Process	611,920	76,462
Finished Products	1,001,459	55,614
Total Inventories	$3,099,451	$462,351

Historically, the Company’s inventory is at its lowest levels at the end of each calendar year. Since a lower volume of sales activity normally occurs during the first quarter of each calendar year, the Company believes it is prudent to avoid incurring unnecessary inventory carrying costs. At the appropriate time in the first calendar quarter of each fiscal year, the Company begins to ramp up its inventory levels to prepare for increased demand during the coming stronger selling periods.

Management calculates its inventory turnover rate using total inventory rather than just finished goods, because its production cycle is of an extremely short duration.

As of September 30, 2009 and December 31, 2008, the Company had no inventory reserve.

10.	Property and Equipment

As of September 30, 2009 and December 31, 2008, Property and Equipment, net consist of the following:

	September 30,	December 31,
	2009	2008 (Audited)
Buildings and improvements	$9,560,041	9,961,820
Machinery and equipment	5,484,426	4,946,247
Land use rights	1,906,916	1,945,209
Transportation equipment	888,031	885,880
Furniture and equipment	322,168	299,467
Construction in progress (See Note 14)	14,261,723	4,317,265
Total Property and Equipment	32,423,305	22,355,888
Less: Accumulated Depreciation	(1,993,797)	(1,297,109)
Property and Equipment, Net	$30,429,508	$21,058,779

For the nine months ended September 30, 2009 and 2008, depreciation expense totaled $736,030 and $290,716 respectively. Depreciation expense of approximately $405,000 and $187,000 are included as part of cost of goods sold for the nine months ended September 30, 2009 and 2008, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

11.	Intangible Assets

As of September 30, 2009 and December 31, 2008, the Company’s net unamortized intangible assets consist of:

	September 30,	December 31,
	2009	2008 (Audited)
Patents	$14,112,631	$15,093,718
Goodwill	759,987	758,047
Total Intangible Assets, net	$14,872,618	$15,851,765

Amortization expense for the nine months ended September 30, 2009 and 2008 was $1,016,897 and $232,659 respectively. As of September 30, 2009, the weighted average amortization period is 9 years.

The Company has registered the trademark “Kang Xi” in the PRC. However, the Company has never had an appraisal done on this trademark or assigned any value to it. Additionally, none of the costs associated with the trademark have been capitalized.

12.	Taxes Payable

Taxes payable consists of the following:

	September 30, 2009	December 31, 2008 (Audited)
Value Added Tax, net	$1,980,827	$1,179,383
Enterprise Income Tax	3,593,829	2,106,956
City Tax	80,056	32,013
Other Taxes and additions	108,434	44,536
Total Taxes Payable	$5,763,146	$3,362,888

13.	Income Taxes

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

Tianlong had a preferential income tax rate of 12% in the year 2008. This income tax rate is approved by the local government for the purpose of providing favorable policies to attract enterprises to settle in its own region. The difference between the 12% assigned and the stated 15% tax rate is paid by the local government. Tianlong’s 12% tax rate expired on December 31, 2008 and its tax rate effective January 1, 2009 is 15%.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial position or cash flows.

Net operating loss (“NOL”) carryforwards only apply to the Company’s U.S. holding companies because they incurred certain general and administrative costs without generating any revenue and, therefore, suffered a loss. The Company has no current intentions to distribute dividend income from its PRC-based subsidiaries to the U.S. holding companies. Therefore, the Company has established a full valuation allowance for the NOL carryforwards incurred by the U.S. holding companies. As of September 30, 2009, the Company’s PRC-based subsidiaries have no NOL carryforwards. The Company’s temporary income tax differences for its non-U.S. entities in 2009 and 2008 are deemed immaterial.

The Company’s corporate tax returns are subject to examination in both the PRC and the U.S. for the years 2006 through 2008.

14.	Land Use Rights Purchase Agreement and Construction in Progress

During the second quarter in 2007, TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development District to purchase certain land use rights for 50 years in conjunction with the Company’s development of a new headquarter and a new biotech engineering lab. The cost of this land use rights amounted to approximately $2.5 million. Terms of the agreement called for a deposit of 30% within 15 days after signing the agreement, 40% payment 7 days prior to the start of construction and the balance of 30% 7 days after getting the formal land use right.

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

As of September 30, 2009, the Company remitted deposits totaling $8,533,952 under the terms of the above agreement. Within this deposit, there are approximately $5.8 million for construction. Upon the completion of the project, this construction deposits shall be released and returned to the Company.

The cost outlays for our constructions shall be entirely funded without borrowed funds.

15.	Commitments and Contingencies

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of external use Chinese medicine such as those sold by the Company are subject to regulations by one or more federal agencies. The principal federal agencies include the State Food and Drug Administration of the Government of the PRC, the Food and Drug Administration (the “FDA”), Heilongjiang Provincial Food and Drug Administration of the PRC (PFDA), National Biology Products Inspection Institute (NBPI) and the National Food and Drug Administration (NFDA) of the PRC and, to a lesser extent, the Consumer Product Safety Commission. These activities are also regulated by various governmental agencies for the countries, states and localities in which the Company’s products are sold.

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

The Company, like any other distributor or manufacturer of products is exposed to the inherent risk of product liability claims in the events of possible injuries caused by the use of its products. The Company does not have liability insurance with respect to product liability claims. The insurance environment of PRC is neither sufficient nor mature. Inadequate insurance or lack of contractual indemnification from parties supplying raw materials or marketing its products, and product liabilities related to defective products could have a material adverse effects on the Company.

The Company is not involved in any legal matters arising in the normal course of business.

The Company’s rental commitment is for office space in Harbin City, PRC for the year 2009 is approximately $25,000. The Company is expecting the corporate headquarters currently under construction to be completed by 2009. As a result, there is no rental commitment made by the Company for the year 2010 and thereafter.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Revenues by Product Line

A break-down of the Company’s revenues by product line for each of the three months ended September 30, 2009 and 2008 is as follows:

For the Three Months Ended September 30
		2009			2008
Product (Number of Product)	Subsidiary	Sales (USD)	% of Sales	Product (Number of Product)	Sales (USD)	% of Sales
Patch (5)	TDR	$11,783,217	27.3	Patch (4)	$12,923,972	43.6
Ointment (18)	TDR, Tianlong and Peng Lai	10,823,036	25	Ointment (16)	7,842,089	26.4
Spray (15)	TDR and Tianlong	6,775,336	15.6	Spray (15)	3,178,237	10.7
Bio-Engineering (3)	FIRST	2,622,515	6.1	Bio-Engineering (3)	2,415,360	8.1
Others (48)	TDR, Tianlong and Peng Lai	11,223,067	26.0	Others (35)	3,339,624	11.2
Total (89 products)		$43,227,171	100	Total (73 products)	$29,699,282	100

In 2008, before TDR acquired Tianlong, the majority of the Company’s contract sales consisted of products purchased from Tianlong. In 2009, TDR discontinued contract sales as part of its strategic goals. Revenues derived from the sale of a Tianlong product before and after the acquisition have been reallocated to each of the appropriate product categories to present a more appropriate measure of our revenues by product line.

Due to the Company’s acquisitions of Tianlong and Peng Lai, there have been material changes to its product portfolio in the three months ended September 30, 2009, as compared to the same period of 2008. For example, due to a shift of the Company’s marketing strategy, while its revenues from the sale of patch products increased, they decreased as a percentage of our overall sales in the first nine months of 2009, compared to the same period in 2008.

The increase of other products as a percentage of the Company’s overall sales is primarily due to its promotion of Peng Lai’s products, such as Naftopidil Dispersible Tablets, that accounted for approximately 4% of the Company’s total sales revenue for the three months ended September 30, 2009, as well as certain Tianlong products such as the Compound Camphor Cream, which accounted for approximately 13% of the Company’s total sales revenue for the three months ended September 30, 2009. The Company did not sell any of Peng Lai’s products In fiscal 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

16.	Revenues by Product Line (Continued)

A break-down of the Company’s revenues by product line for each of the nine months ended September 30, 2009 and 2008 is as follows:

For the Nine Months Ended September 30
		2009			2008
Product (Number of Product)	Subsidiary	Sales (USD)	% of Sales	Product (Number of Product)	Sales (USD)	% of Sales
Patch (5)	TDR	$30,842,381	30.8	Patch (4)	$25,497,334	38.7
Ointment (18)	TDR and Tianlong	23,563,160	23.5	Ointment (16)	17,230,711	26.2
Spray (15)	TDR and Tianlong	14,486,062	14.4	Spray (15)	8,056,295	12.2
Bio-Engineering (3)	FIRST	9,411,281	9.4	Bio-Engineering (3)	6,398,220	9.7
Other (48)	TDR, Tianlong and Peng Lai	21,939,569	21.9	Other (35)	8,678,744	13.2
Total (89 products)		$100,242,453	100	Total (73 products)	$65,861,308	100

As shown in the table above, revenues for all products increased during the nine months ended September 30, 2009 as compared to the same period in 2008. Contract sales in 2008 of $6,401,019 for the nine months ended September 30, 2008 have been reallocated to each of the appropriate product categories to present a more appropriate measure of our revenues by product line.

Due to the Company’s acquisitions of Tianlong and Peng Lai, there have been material changes to its product portfolio in the nine months ended September 30, 2009, as compared to the same period of 2008. For example, due to a shift of the Company’s marketing strategy, while its revenues from the sale of patch products increased, they decreased as a percentage of our overall sales in the first nine months of 2009, compared to the same period in 2008.

The increase of other products as a percentage of the Company’s overall sales is primarily due to its promotion of Peng Lai’s products, such as Naftopidil Dispersible Tablets, that accounted for approximately 3% of the Company’s total sales revenue for the nine months ended September 2009, as well as Tianlong products such as the Compound Camphor Cream, which accounted for approximately 10% of the Company’s total sales revenue for the three months ended September 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in the our consolidated financial statements and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Annual Report for the year ended December 31, 2008 (“Annual Report”). This quarterly report on Form 10-Q contains forward-looking statements and is afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in our Annual Report and other documents filed by us with the SEC.

DISCUSSION

General

We primarily generate revenues, through our China-based indirect subsidiaries described below, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb based pharmaceutical and medicinal products. Our principal products are external use Traditional Chinese Herbal Remedies/Medicines commonly referred to in the industry as “TCMs.” We have evolved into an integrated manufacturer, marketer and distributor of external use Chinese medicine products sold primarily in the People’s Republic of China (“PRC”) and have been expanding our worldwide sales efforts as well. Historically, we sold both our own manufactured products, as well as medicinal and pharmaceutical products manufactured by others in the PRC. However, at the end of fiscal 2008, we discontinued sales of third party products (contract sales).

We have achieved continued growth of our line of products. For the three months ended September 30, 2009, total revenue was $43,227,171, a 46% increase over the same period in 2008, and net income was $12,458,940, or $0.74 per share, compared to net income of $9,943,435, or $0.60 per share on a diluted basis in the same period in 2008. For the nine months ended September 30, 2009, total revenue was $100,242,453, a 52% increase over the same period in 2008, and net income was $29,158,771, or $1.76 per common share, compared to net income of $21,919,013, or $1.39 per common share on a diluted basis in the same period in 2008.

All of our business is conducted through our wholly-owned subsidiary, American California Pharmaceutical Group, Inc. (“ACPG”), a California corporation, which, in turn, wholly owns Harbin Tian Di Ren Medical Science and Technology Company (“TDR”), a company organized in the PRC, and TDR’s subsidiaries. China Sky One Medical, Inc. is a holding company (“China Sky”), organized under the laws of Nevada, and directly owns 100% of ACPG. China Sky and ACPG do not generate any revenues from product sales.

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 with its principal executive office in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the laws of the PRC. At the time of the TDR’s acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with Harbin First Bio-Engineering Company Limited (“First” or “Harbin Bio Engineering”) as the surviving subsidiary of TDR.

Year 2008 Business Acquisitions

On April 3, 2008, TDR completed its acquisition of Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a variety of medicines approved by the PRC’s State Food and Drug Administration (“SFDA”) and new medicine applications, organized under the laws of the PRC (“Tianlong”), which is in the business of manufacturing external-use pharmaceuticals. TDR previously acquired the Beijing sales office of Tianlong in mid-2006. TDR acquired 100% of the issued and outstanding capital stock of Tianlong from its sole stockholder, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of $8,000,000 in cash and 23,850 shares of our common stock.

On April 18, 2008, TDR consummated its acquisition of Heilongjiang Haina Pharmaceutical Inc., a corporation which had been organized under the laws of the PRC (“Haina”), licensed as a wholesaler of TCM, bio-products, medicinal devices, antibiotics and chemical medicines. Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (“GSP”) license (License No. A-HLJ03-010), issued by the Heilongjiang province office of the SFDA. The SFDA recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012, and will enable us to expand its sales of medicinal products without having to go through a lengthy license application process. TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of approximately $437,000. TDR had been overseeing the operations of Haina Pharmaceutical since January of 2008, as part of our due diligence prior to closing of this acquisition.

On September 5, 2008, TDR acquired Peng Lai Jin Chuang Pharmaceutical Company (“Peng Lai”), a corporation organized under the laws of the PRC, from Peng Lai Jin Chuang Group Corporation (the “Seller”). Peng Lai, which received Good Manufacturing Practice certification from the SFDA, was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. In connection with the acquisition of Peng Lai, TDR acquired all of Peng Lai’s assets, including, without limitation, franchise, production and operating rights to a portfolio of twenty (20) medicines approved by the SFDA, for an aggregate purchase price of approximately $7.1 million, consisting of approximately $2.5 million in cash and 381,606 shares of our common stock.

Testing Kits and Other Products in Production

As of September 30, 2009, we have 89 products in the market. The majority of our products are TCMs, which are produced in various forms including patches, ointments, sprays, suppositories, injections, tablets, capsules, eye and nasal drops, and syrups.

We also produce and sell diagnostic kits. Our AMI Diagnostic Kit, Human Urinary Albumin Elisa Kit and Early Pregnancy Diagnostic Kit are being sold through drug stores, hospitals, examination stations and independent sales agents throughout the PRC.

Our AMI Diagnostic Kit, which entered markets in 2007, is used for early diagnosis of Myocardial Infarction (MI), also known as heart disease. All the test kits require users to place a blood or urine sample on the marker and a positive (+) or negative (-) reaction signal will result, showing if a user should consult his or her doctor for further testing. According to the China Medical Newspaper, several million people die from MI every year. MI often occurs to people who are, but not limited to, smokers, over-weight and diabetic. There are approximately 8 million new MI patients in the PRC every year. Recent medical studies have shown that heart failure or heart attacks are increasing among younger people in the PRC. This is a result from a more modern life style, the fast pace of city life and increased pressure from work or school. The use of AMI Diagnostic Kits will help in early detection that can help in reducing these statistics.

Our Human Urinary Albumin Elisa Kit is designed for testing kidney illness in its very early stage when it is still reversible through right treatment. The kidney illness can be caused by the disorder of other organs. With this Urinary Albumin Elisa Kit, the patient can benefit from an easy testing procedure and be aware of any illness in its very early stage so as to prevent from getting to the irreversible stage.

We are continuing our marketing efforts with respect to these testing kits which have contributed to increase sales of these products in 2009 versus 2008. Sales of these products during the nine month period ended September 30, 2009 and 2008 amounted to approximately $9,411,281 and $6,398,220, respectively.

We have been focusing on increasing the sales of our current product portfolio and have not introduced any significant new products into the market in fiscal 2009.

Summary of Our Research and Development Activities

We currently conduct all of our research and development (“R&D”) activities, either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own TCM research, development and laboratory facilities located at TDR’s principal executive office.

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

We are also working on several other projects including Monoclonal Antibody, Endostatin and Microalbuminuria, Technology of Percutaneous Absorption, and Technology of a Breast Cancer Drug which is intended to treat lobular hyperplasia in woman. We have been collaborating with Harbin Medical University and its Clinical Science Centres to complete all our clinical trials.

In addition, we are also working to establish a stem cell bank within our new research and development facility as part of our construction in progress project for our new corporate headquarters located in Harbin City, Heilongjiang Province, PRC. Management believes each of these projects may have high market potential that will contribute to future cash flow through our existing and developing market channels covering both domestic and international markets.

The Company incurred research and development costs of $10,979,619 and $3,881,312 during each of the nine month periods ended September 30, 2009 and 2008, respectively. The increased research and development costs are mainly due to the projects from the businesses we acquired in fiscal 2008, as well as the projects we acquired in the last quarter of 2008, such as the Monoclonal Antibody and Technology of Breast Cancer Drug.

For the nine months ended September 30, 2008, we received government grant of $838,242 for our research and development projects. This government grant is offset by the total research and development cost in our consolidated financial statements for the three and nine months ended September 30, 2008. We did not have any government grant for the three and nine months ended September 30, 2009.

Due to continuous advancements in technology, management cannot guarantee any of the above research and development activities will be successful or generate future revenues.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our methodologies and assumptions used to derive these estimates. Estimates include the reserve allowance for doubtful accounts and inventories, our impairment test for long-lived assets and goodwill, income taxes and contingencies and the remaining useful lives of our long-lived assets. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant estimates include the following:

Long-lived assets are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the recoverable amount is less than the carrying amount, an impairment charge must be recognized based on the fair value of the asset.

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We have deemed our temporary tax differences related to our principal business operations in the PRC to be immaterial. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including the continued historical operating losses of China Sky and ACPG, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We review our accounting policies on a periodic basis to ensure compliance with GAAP. Our most significant accounting policies are those related to intangible assets and research and development.

Intangible assets – Our intangible assets consist of patents and goodwill. Patent costs are amortized over an estimated life of approximately ten years which management believes is the estimated life span of our patents. Although patent related to the drug lot number may still actively generate revenue beyond 10 years time span, the amortization period will be within the 10 years.

Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Goodwill and intangible assets are tested periodically for impairment. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.

We have registered the trademark “Kang Xi” in the PRC. However, we have never had an appraisal done on this trademark or assigned any value to it. Additionally, none of the costs associated with the trademark have been capitalized.

As of September 30, 2009, the weighted average amortization period of our patents is 9 years.

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

Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired. Certain assets and high technologies acquired that has a foreseeable future cash flows are capitalized as intangible assets. Such intangible assets are amortized starting from the year revenue is generated and amortized over its estimated life. If a capitalized intangible asset is deemed to have no future benefit, the unamortized carrying value will be expensed.

For the three months ended September 30, 2009 and 2008, we incurred $4,884,925 and $1,866,409, respectively, in research and development expenditures. For the nine months ended September 30, 2009 and 2008, we incurred $10,979,619 and $3,881,312, respectively, in research and development expense. The increased research and development costs are mainly due to the projects from the businesses we acquired in fiscal 2008, as well as the projects we acquired in the last quarter of 2008, such as the Monoclonal Antibody and Technology of Breast Cancer Drug.

For the nine months ended September 30, 2008, we received government grant of $838,242 for our research and development projects. This government grant is offset by the total research and development cost in our consolidated financial statements for the three and nine months ended September 30, 2008. We did not have any government grant for the three and nine months ended September 30, 2009.

Trends and Uncertainties

In 2008, general worldwide economic conditions declined due to sequential effects of the sub prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. However, since all of our business operations, and most of our sales, are currently conducted in the PRC, we have not been greatly affected by the economic downtown.

We have benefited from the overall economic development in the PRC in recent years and the increase in the number of elderly people in China, which together have resulted in increased expenditures on medicine in the PRC, including TCMs.

In fiscal 2007, our sales model was focused on the creation of our own distribution channels. Therefore, we sold products directly to many smaller distributors and retail store locations. In fiscal 2008, we changed our business model and entered into distribution agreements with larger regional sales agents, who resell to smaller distributors and retail store locations. In addition, we entered into contracts with nationwide chain pharmacies, such as Nepstar, Tong Ren Tang, Jin Xiang, and Ren Min Tong Tai. Through the extensive sales networks of these nationwide chains, we are able to reach all major metropolitan areas throughout the PRC. These changes to our product distribution channels resulted in our direct customer base decreasing from 943 customers at December 31, 2007 to 233 customers at December 31, 2008.

Our change of sales strategy in fiscal 2008 was initiated to improve product channel efficiencies, and to give us access to an increased number of ultimate purchasers. We believe that these changes will lead to further increased revenue by extending the reach of its distribution network. We also believe that, by reducing the number of customers we sell to directly, we will be able to streamline our accounts receivable management and collection, and reduce channel distribution costs. These favorable cost variances are expected to be partially offset by product price incentives we grant to the larger agents with which we have contracted.

In fiscal 2007, 26.4% of our total revenues, or $12,998,152, was attributable to sales of other manufacturers’ products on a contract basis. One of the main manufacturers for which we resold products was Tianlong. On April 3, 2008, we acquired Tianlong and were able to fully integrated Tianlong’s products, which we had been previously selling on a contract basis, into our marketing and distribution channels. Following the acquisition of Tianlong we continued to phase out our contract sales and, as of the end of fiscal 2008, we no longer sell other company’s products on a contract basis.

RESULTS OF OPERATIONS

For the three months ended September 30, 2009 as compared to September 30, 2008

Our principal business operations are conducted through our wholly-owned subsidiary, TDR, and TDR’s wholly-owned subsidiaries.

For Three Months Ended September 30
	2009	% of Sales	2008	% of Sales
Revenues	$43,227,171	100.0	$29,699,282	100.0

Cost of goods sold	10,897,185	25.2	7,366,059	24.8

Gross Profit	$32,329,986	74.8	$22,333,223	75.2

Total revenues increased approximately $13.5 million or 46% during the three months ended September 30, 2009 as compared to 2008. Our revenue increase is primarily attributable to strong performances from our sales distribution channels, due to our hiring of additional direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions. In addition, the increases are due to several successful business acquisitions we consummated in 2008, as previous discussed.

We acquired Tianlong on April 3, 2008. Tianlong’s product sales amounted to $17,745,209 and $5,456,458 respectively for each of the three months ended September 30, 2009 and 2008. The primary reason for this increase was that, following the acquisition, we were able to fully integrate Tianlong’s products, which we had been previously selling on a contract basis, into our marketing and distribution channels and increase overall sales.

We acquired Peng Lai on September 5, 2008. Peng Lai’s product sales amounted to $3,789,992 for the three months ended September 30, 2009. Peng Lai had nominal production prior to our acquisition. Following the acquisition of Peng Lai, we started to promote Peng Lai’s products through our own nationwide sales channel.

Primarily all of our sales are made in the PRC. Our overseas sales accounted for 10.5% and 6.5% of our total revenues for the three months ended September 30, 2009 and 2008, respectively. We intend to put more effort behind promoting our products to the overseas market by locating more qualified overseas sales agents.

Overall, our product gross margins were at approximately 74.8% and 75.2% during each of the three months ended September 30, 2009 and 2008, respectively. Our lower product gross margins in 2009 versus 2008 were principally attributable to our reduction in the sales prices of certain of our products to be competitive in the PRC market.

Revenues by Product Line

A break-down of our revenues by product line for each of the three months ended September 30, 2009 and 2008 is as follows:

For the Three Months Ended September 30
		2009			2008
Product (Number of Product)	Subsidiary	Sales (USD)	% of Sales	Product (Number of Product)	Sales (USD)	% of Sales
Patch (5)	TDR	$11,783,217	27.3	Patch (4)	$12,923,972	43.6
Ointment (18)	TDR and Tianlong	10,823,036	25	Ointment (16)	7,842,089	26.4
Spray (15)	TDR and Tianlong	6,775,336	15.6	Spray (15)	3,178,237	10.7
Bio-Engineering (3)	FIRST	2,622,515	6.1	Bio-Engineering (3)	2,415,360	8.1
Others (48)	TDR, Tianlong and Peng Lai	11,223,067	26.0	Others (35)	3,339,624	11.2
Total (89 products)		$43,227,171	100	Total (73 products)	$29,699,282	100

In 2008, before TDR acquired Tianlong, the majority of our contract sales consisted of products purchased from Tianlong. In 2009, TDR discontinued contract sales as part of its strategic goals. Revenues derived from the sale of a Tianlong product before and after the acquisition have been reallocated to each of the appropriate product categories to present a more appropriate measure of our revenues by product line.

Due to our acquisitions of Tianlong and Peng Lai, there have been material changes to our product portfolio in the three months ended September 30, 2009, as compared to the same period of 2008. For example, due to a shift of our marketing strategy, while our revenues from the sale of patch products increased, they decreased as a percentage of our overall sales in the first nine months of 2009, compared to the same period in 2008. Despite this decrease, all 5 of our patch products are still ranked in the top 10 of our best selling products.

The increase of other products as a percentage of our overall sales is primarily due to our promotion of Peng Lai’s products, such as Naftopidil Dispersible Tablets, that accounted for approximately 4% of our total sales revenue for the three months ended September 30, 2009, as well as certain Tianlong products such as the Compound Camphor Cream, which accounted for approximately 13% of our total sales revenue for the three months ended September 30, 2009. We did not sell any of Peng Lai’s products In fiscal 2008.

Operating Expenses

The following table summarizes the changes in our operating expenses from $9,771,385 to $16,299,744 for each of the three months ended September 30, 2008 and 2009, respectively:

	For the Three Month Ended September 30
	2009	% of Sales	2008	% of Sales
Operating Expenses
Depreciation and amortization	$447,170	1.0	$308,023	1.0
Research and development	4,884,925	11.3	1,866,409	6.3
Selling, general and administrative	10,967,649	25.4	7,596,953	25.6
Total operating expenses	$16,299,744	37.7	$9,771,385	32.9

Depreciation and amortization for the three months ended September 30, 2009 amounted to approximately $447,000 as compared to $308,000 during the same period in 2008. The higher costs in 2009 are primarily attributable to the additional depreciation and amortization costs associated with the long-lived assets acquired under our 2008 strategic business acquisitions.

Research and development expenses were approximately $4.9 million for the three months ended September 30, 2009 as compared to $1.9 million for the same period in 2008. The increased research and development costs in 2009 are primarily associated with the projects from our acquired subsidiaries as well as the projects we acquired during the last quarter of 2008 such as the Monoclonal Antibody and Technology of Breast Cancer Drug.

Selling, general and administrative expenses were $11.0 million for the three months ended September 30, 2009 versus $7.6 million for the same period in 2008. The higher selling, general and administrative expenses were primarily attributable to higher overhead costs to support our increased revenue base in year 2009 and increased marketing and selling costs to support our revenue growth from $30.0 million in 2008 to $43.2 million in 2009. Advertising and promotional costs amounted to $5,031,001 and $2,091,802, respectively, for each of the three months ended September 30, 2009 and 2008. The increases were primarily due to our more aggressive advertising campaign. However, while the amount of selling, general and administrative expenses have increased, they have remained consistent as a percentage of revenues.

For the nine months ended September 30, 2009 as compared to September 30, 2008

Our principal business operations are conducted through our wholly-owned subsidiary, TDR, and TDR’s wholly-owned subsidiaries.

	For the Nine Months Ended September 30
	2009	% of Sales	2008	% of Sales
Revenues	$100,242,453	100.0	$65,861,304	100.0
Cost of goods sold	24,690,474	24.6	15,748,801	23.9
Gross Profit	$75,551,979	75.4	$50,112,503	76.1

Total revenues increased by 52% during the nine months ended September 30, 2009 as compared to 2008. The $34.4 million increase in revenue is primarily to strong performances from our sales distribution channels, due to hiring additional direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions. In addition, the increases are due to several successful business acquisitions we consummated in 2008, as previously discussed.

We acquired Tianlong on April 3, 2008. Tianlong’s product sales amounted to $31,882,420 for the nine months ended September 30, 2009 and $8,808,400 from the date of the acquisition, April 3, 2008, to September 30, 2008. Revenue derived from Tianlong contract sales prior to our acquisition was $1,434,087. The primary reason for this increase was that, following the acquisition, we were able to fully integrate Tianlong’s products, which we had been previously selling on a contract basis, into our marketing and distribution channels and increase overall sales.

We acquired Peng Lai on September 5, 2008. Peng Lai’s product sales amounted to $7,374,363 for the nine months ended September 30, 2009. Peng Lai had nominal production prior to our acquisition. Following the acquisition of Peng Lai, we started to promote Peng Lai’s products into our own sales channel nationwide.

Our overseas sales accounted for 8.9% and 10.8% for the nine months ended September 30, 2009 and 2008, respectively. We intend to put more effort in promoting our products to the overseas market by locating more qualified overseas sales agents.

Overall, our product gross margins were at 75.4% and 76.1% during the nine months ended September 30, 2009 and 2008, respectively. Our lower product gross margins in 2009 versus 2008 were principally attributable to our reduction in the sales prices of certain of our products to be competitive in the PRC market.

Revenues by Product Line

A break-down of our revenues by product line for each of the nine months ended September 30, 2009 and 2008 is as follows:

For the Nine Months Ended September 30
		2009			2008
Product (Number of Product)	Subsidiary	Sales (USD)	% of Sales	Product (Number of Product)	Sales (USD)	% of Sales
Patch (5)	TDR	$30,842,381	30.8	Patch (4)	$25,497,334	38.7
Ointment (18)	TDR and Tianlong	23,563,160	23.5	Ointment (16)	17,230,711	26.2
Spray (15)	TDR and Tianlong	14,486,062	14.4	Spray (15)	8,056,295	12.2
Bio-Engineering (3)	FIRST	9,411,281	9.4	Bio-Engineering (3)	6,398,220	9.7
Other (48)	TDR, Tianlong and Peng Lai	21,939,569	21.9	Other (35)	8,678,740	13.2
Total (89 products)		$100,242,453	100	Total (73 products)	$65,861,304	100

As shown in the table above, revenues for all products increased during the nine months ended September 30, 2009 as compared to the same period in 2008. Contract sales in 2008 of $6,401,019 for the nine months ended September 30, 2008 have been reallocated to each of the appropriate product categories to present a more appropriate measure of our revenues by product line.

Due to our acquisitions of Tianlong and Peng Lai, there have been material changes to our product portfolio in the nine months ended September 30, 2009, as compared to the same period of 2008. For example, due to a shift of our marketing strategy, while our revenues from the sale of patch products increased, they decreased as a percentage of our overall sales in the first nine months of 2009, compared to the same period in 2008. Despite this decrease, all 5 of our patch products are still ranked in the top 10 of our best selling products.

The increase of other products as a percentage of our overall sales is primarily due to our promotion of Peng Lai’s products, such as Naftopidil Dispersible Tablets, that accounted for approximately 3% of our total sales revenue for the nine months ended September 2009, as well as Tianlong products such as the Compound Camphor Cream, which accounted for approximately 10% of our total sales revenue for the three months ended September 2009.

In the nine months ended September 30, 2009, we remained focused on expanding our market coverage. Our sales representatives increased from approximately 1,300 to 1,500. Our total pharmacy coverage number in 2009 reached approximately 5,500 over 24 provinces in the PRC versus 4,500 over 22 provinces in the PRC in the same period of 2008. We will continue our efforts in locating more sales agents, distributors, and chain pharmacy stores with extensive market coverage to increase our products presence nationwide.

Operating Expenses

The following table summarizes the changes in our operating expenses from $22,545,494 to $38,388,920 for each of the nine months ended September 30, 2008 and 2009, respectively:

	For the Nine Month Ended September 30
	2009	% of Sales	2008	% of Sales
Operating Expenses
Depreciation and amortization	$1,347,836	1.3	$523,375	0.8
Research and development	10,979,619	11.0	3,881,312	5.9
Selling, general and administrative	26,061,465	26.0	18,140,807	27.5
Total operating expenses	$38,388,920	38.3	$22,545,494	34.2

Depreciation and amortization for the nine months ended September 30, 2009 amounted to approximately $1.3 million as compared to $523,000 during the same period in 2008. The higher costs in 2009 are primarily attributable to the additional depreciation and amortization costs associated with our long-lived assets acquired under our 2008 strategic business acquisitions.

Research and development expenses were approximately $11.0 million for the nine months ended September 30, 2009 compared to $3.9 million for 2008. The increased costs in 2009 are primarily associated with the ongoing clinical trials and studies under the patents acquired from our 2008 strategic business acquisitions, as well as the projects we acquired during the last quarter of 2008 such as the Monoclonal Antibody and Technology of Breast Cancer Drug. Management believes that continuous research and development activities will provide us will a steady flow of new products and allow us stay competitive.

Selling, general and administrative expenses for the nine months ended September 30, 2009 amounted to approximately $26.1 million in 2009 versus approximately $18.1 million over the same period in 2008. The higher selling, general and administrative expenses were primarily attributable to higher overhead costs to support our increased revenue base in year 2009 and our continued investment in research and development for new products and increased costs of marketing and sales to support our product revenues growth from $65.9 million in 2008 to $100.2 million in 2009. Advertising and promotion costs amounted to approximately $11.2 million and approximately $5.3 million respectively for each of the nine months ended September 30, 2009 and 2008. The increases were primarily due to our more aggressive advertising campaign. However, while the amount of selling, general and administrative expenses have increased, they have remained consistent as a percentage of revenues.

FULL YEAR 2009 OUTLOOK

We are affirming our 2009 annual guidance which was previously disclosed in our 2008 Annual Report.

We estimate our total revenue in 2009 versus 2008 to increase by 40% or approximately $37 million with growth in all categories of our product sales. Our gross profit margin in 2009 is expected to be approximately 75.0% versus 75.5% in 2008. Operating expenses will increase due to higher percentage of R&D investment as well as the additional operating costs to support our expanding distribution channels as well as our sales growth. We estimate our overall 2009 net profit margin to be approximately 29%.

Our new corporate headquarter in Harbin City, Heilongjiang Province, PRC is currently under construction and we plan to occupy the space by the end of 2009. As such, we will no longer rent office space with the benefit of all organizational departments now consolidated into one central location. This should create a more productive and efficient working environment for management operations as well as all other business activities. Our new headquarters will feature a dining area, exercise facilities, dormitories, and guest rooms to provide accommodations and services to our staff and guests visiting us. The cost outlays for our new corporate headquarters is estimated at approximately $13.0 million and shall be entirely funded without borrowed funds.

LIQUIDITY AND CAPITAL RESOURCES

Certain of our liquidity and capital ratios for each of the nine month periods ended September 30, 2009 and 2008 are outlined below :

	2009	2008

Working capital ratio	7.2	6.8
Quick ratio	6.3	6.6
Average accounts receivable collection (days)	45.8	46.3
Average inventory turnover (days)	16.6	18.9
Borrowed funds	None	None
Stockholders’ equity per common share	7.5	5.4

The following table summarizes our cash and cash  equivalents position, our working capital, and our cash flow activity as of September 30, 2009 and 2008 and for each of the nine month period  then ended:

As of September 30:
Working capital	$79,064,410	$52,962,780
Inventories	$3,099,451	$1,803,429
Nine Months Ended September 30:
Cash provided by (used in):
Operating activities	$25,931,607	$26,688,531
Investing activities	$(10,048,942)	$(11,708,556)
Financing activities	$29,169	$24,532,132

As of September 30, 2009, cash and cash equivalents were approximately $56.3 million.

As of September 30, 2009, we have spent approximately $10.0 million in construction costs for our corporate headquarters which is planned to be completed by the end of 2009. We plan to fund our corporate headquarters construction project using internal funds. The estimated total cost under this project is approximately $13.0 million ($10.0 million of capital expenditure at September 30, 2009).

Our working capital ratio is 7.2 versus 6.8 and quick ratio is 6.3 versus 6.6 at September 30, 2009 and 2008, respectively. Management endeavors to ensure that funds are available to take advantage of larger scale of market campaign, research and development expenditures, new strategic business alliances, and our future liquidity and capital needs.

Since accountant receivables fluctuate over the course of each quarter, in order to determine a more representative accountant receivables collection days, management calculates the turnover rate on a quarter-by-quarter basis, and then take the average of the resulting numbers.

Since sales and cost of goods sold fluctuate over the course of each quarter, in order to determine a more representative inventory turnover rate, management calculates inventory turnover rate on a quarter-by-quarter basis, and then take the average of the resulting numbers. Management calculates its inventory turnover rate using total inventory rather than just finished goods, because its production cycle is of an extremely short duration.

At September 30, 2009, there are no restrictive bank deposits pledged as security.

Cash flows provided by operating activities was approximately $25.9 million for the nine months ended September 30, 2009 compared to $26.7 million for the same period in 2008.

Our working capital position at September 30, 2009 was approximately $79.1 million, compared to $53.0 million at September 30, 2008. Our increased working capital position in 2009 was principally funded by the cash flows generated from our operating activities of approximately $25.9 million in the nine months ended September 30, 2009. Management considers current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the next twelve months.

In the first quarter of fiscal 2008 we received aggregate net proceeds of approximately $23.5 million from the consummation of a private placement of our securities. The net proceeds from the private offering were used to fund three business acquisitions we completed in fiscal 2008 and other working capital needs. There was no similar equity capital raise during the nine month period ended September 30, 2009.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the nine months ended September 30, 2009 and 2008 were denominated primarily in Renminbi (“RMB”), the currency of the PRC, and were converted into U.S. dollars at the exchange rate of 6.84251 RMB and 6.99886 RMB to 1 U.S. Dollar, respectively.  There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2009.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

To address concerns that were raised with respect to differences in the information contained in financial reports we filed with the PRC’s State Administration for Industry and Commerce ("SAIC") and the United States Securities and Exchange Commission ("SEC"), our Audit Committee has enhanced the procedure we will follow with regard to future filings with the SAIC so that all such filings will be reviewed by our Chief Financial Officer prior to filing. As a result of the Audit Committee's actions, it is contemplated that in future filings there will be no material differences in the information contained in the financial statements filed with the SAIC and the SEC.

There was no other change in our internal control over financial reporting that occurred during our third quarter of fiscal 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three-month period ended September 30, 2009, and subsequent period through the date hereof, we did not engage in any unregistered sales of equity securities other than as set forth below:

Cashless Exercise of Stock Options

As of August 26, 2009, stock options to purchase an aggregate of 12,500 shares of our common stock, which we issued to pursuant to our 2006 Stock Incentive Plan on October 25, 2006, were exercised on a cashless basis by nine (9) optionees. In connection with the cashless exercises, the optionees were deemed to have paid an amount equal to the difference between the exercise price ($3.65 per share) and the fair market value of a share of our common stock on the date of exercise ($14.75 per share). As a result of such cashless exercises, we issued an aggregate of 9,407 shares of our common stock to the optionees.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

In the three-month period ended September 30, 2009, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

In the three-month period ended September 30, 2009, and subsequent period through the date hereof, we did not submit any matters to a vote of our stockholders other than as set forth below:

2009 Annual Meeting of Stockholders

On September 24, 2009, we held our 2009 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, Mr. Liu Yan-qing, Ms. Han Xiao-yan, Mr. Stanley Hao, Mr. Song Chun-fang, Mr. Qian Xu-feng, Mr. Zhao Jie and Mr. William Wei Lee were nominated to serve as directors of the Company until the next annual meeting of stockholders. The persons nominated were duly elected by the votes set forth below:

Directors:	For	Withheld
Liu Yan-qing	12,383,228	27,354
Han Xiao-yan	12,378,869	31,713
Stanley Hao	12,376,072	34,510
Song Chun-fang	12,383,758	26,824
Qian Xu-feng	12,380,629	29,953
Zhao Jie	12,382,729	27,853
William Wei Lee	12,378,861	31,721

Accordingly, the foregoing nominees were elected as directors to serve until our next annual meeting of stockholders and until their successors have been duly qualified and elected.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended September 30, 2009, or subsequent period through the date hereof, which was not so reported.

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

CHINA SKY ONE MEDICAL, INC.

Dated: November 16, 2009	By:	/s/ Liu Yan Qing
Liu Yan Qing Chairman, Chief Executive Officer and President

Dated: November 16, 2009	By:	/s/ Stanley Hao
Stanley Hao Chief Financial Officer and Secretary