Form 10-K
period 2009-12-31
CHINA SKY ONE MEDICAL, INC.
filed 2010-03-16
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-34080

CHINA SKY ONE MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0430322
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 2158, North Xiang An Road, Song Bei District, Harbin, People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-451-87032617 (China)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered Not Applicable

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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
            Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $135,214,631, based on the last closing price of $13.48 per share, as quoted on the Nasdaq Global Market.

As of March 15, 2010, the registrant had 16,790,851 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

PART I

Item 1.   Business.

General

We are engaged, through our China-based indirect subsidiaries described below, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb-based pharmaceutical and medicinal products. Our principal products are external use Traditional Chinese Herbal Remedies/Medicines, commonly referred to in the industry as “TCM.”  We have evolved into an integrated manufacturer, marketer and distributor of external-use TCM products sold primarily in the People’s Republic of China (“China” or “PRC” ) and through Chinese domestic pharmaceutical chains.  Recently, we have been expanding our worldwide sales effort as well. Prior to 2009, we sold both our own manufactured products, as well as medicinal and pharmaceutical products manufactured by others (the sale of third party products is referred to herein as “Contract Sales”).  Commencing in 2009, we discontinued all of our Contract Sales as part of our revised strategic plan.

Corporate History

We are a Nevada corporation formed on February 7, 1986, formerly known as Comet Technologies, Inc.  On July 26, 2006, after our acquisition of a China-based nutritional supplements business, we changed our name to “China Sky One Medical, Inc.”  We are a holding company doing business through American California Pharmaceutical Group, Inc., a California corporation (“ACPG”), our non-operating United States (“U.S.”) holding company subsidiary, and ACPG’s direct and indirect subsidiaries located in the People’s Republic of China (the “PRC”).

ACPG, was incorporated on December 16, 2003, under the name “QQ Group, Inc.”  QQ Group changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the stock exchange transactions with our predecessor filer (then known as “Comet Technologies, Inc.”) and Harbin City Tian Di Ren Medical Co., a company organized under the laws of the PRC (“TDR”), as further described below.  On December 8, 2005, ACPG completed a stock exchange transaction with TDR and TDR’s subsidiaries, each of which was a fully operating company in the PRC.  In connection with this transaction, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries.

Thereafter, on May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with our shareholders.  The transaction acquisition contemplated under the Exchange Agreement was consummated on May 30, 2006.  As a result of this transaction, we issued a total of 10,193,377 shares of our common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG.  As a result, ACPG became our wholly-owned subsidiary.

TDR was originally formed in 1994 and its principal executive office is located in Harbin City, Heilongjiang Province, PRC. On December 29, 2000, TDR was reorganized and incorporated as a limited liability company under the “Corporation Laws and Regulations” of the PRC.  At the time of TDR’s acquisition by ACPG, in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited  (“First”) and Kangxi Medical Care Product Factory (“Kangxi”).  In July, 2006, First and Kangxi merged, with First as the surviving subsidiary of TDR.

As of October 16, 2006, we organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR (“Tian Qing”), to conduct research and development in the areas of tissue and stem cell banks, which is described in further detail below.  As of December 31, 2009, Tiang Qing had no operating activities.

On April 3, 2008, TDR completed its acquisition of Heilongjiang Tianlong Pharmaceutical, Inc., a company organized under the laws of the PRC (“Tianlong”), that has a variety of medicines approved  by the PRC’s State Food and Drug Administration (the “SFDA”) and new medicine applications, and which is in the business of manufacturing external-use pharmaceuticals.  TDR previously acquired the Beijing sales office of Tianlong in mid-2006. In connection with this transaction, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from its sole stockholder, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of $8,000,000 in cash, and 23,850 shares of our common stock (valued at $12.00 per share).

On April 18, 2008, TDR consummated its acquisition of Heilongjiang Haina Pharmaceutical Inc., a company organized under the laws of the PRC (“Haina”), licensed as a wholesaler of TCM, bio-products, medicinal devices, antibiotics and chemical medicines.  Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (“GSP”) license (License No. A-HLJ03-010), issued by the Heilongjiang Province office of the SFDA as of December 21, 2006. The SFDA only issues such licenses to pharmaceutical resellers that maintain certain quality control standards.  The GSP license will be up for renewal on January 29, 2012.  In connection with this transaction, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of approximately $437,000.

On September 5, 2008, TDR acquired Peng Lai Jin Chuang Pharmaceutical Company, a company organized under the laws of the PRC (“Peng Lai ”), from its sole stockholder.  Peng Lai, which has received Good Manufacturing Practice (“GMP”) certification from the SFDA, was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC.  In connection with this transaction, TDR acquired all of Peng Lai’s assets, including, without limitation, franchise, production and operating rights to a portfolio of 20 medicines approved by the SFDA, for an aggregate purchase price of approximately $7,000,000 million, consisting of approximately $2,500,000 million in cash, and 381,606 shares of our common stock (valued at $12.00 per share).

Principal Products and Markets

We are engaged, through TDR, and its subsidiaries in the PRC, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb-based pharmaceutical and medicinal products.  We have evolved into an integrated manufacturer, marketer and distributor of external use Chinese medicine products sold primarily to and through domestic pharmaceutical chains in the PRC. Historically, we handled sales of both our own manufactured products and Contract Sales of medicinal and pharmaceutical products manufactured by others. However, commencing in 2009, we discontinued all Contract Sales as part of our revised sales strategy.

With the exception of Peng Lai, which is located in Shan Dong Province, PRC, all of our manufacturing facilities are located in Heilongjiang Province, PRC.  In addition, we have sales offices located in 24 provinces across China.

Our principal products are external use TCMs. Using various formulas, we produce a number of TCM products with several forms of delivery including ointments, sprays, medicated skin patches, injections, capsules, suppositories, tablets and granules.  We also develop and sell bio-engineering products in the form of diagnostic kits, which are used  for testing for different diseases. Over the next few years, we intend to concentrate much of our efforts on the development, production and sales of TCM products and testing kits, and antibiotic products.

Our principal operations are in the PRC, where TDR and its subsidiaries have manufacturing facilities and sales distribution channels covering most of the provinces in the PRC.  Part of our sales strategy is to expand our worldwide sales by locating qualified distributors and sales agents outside of the PRC.  Our overall revenues were approximately $130,092,000 in 2009, of which export overseas sales were approximately $10,121,000, accounting for approximately 7.8% of our total revenue.  Overseas sales were $7,570,000 in 2008, accounting for approximately 8.2% of our total revenues.   Overseas sales were $12,404,000 in 2007, accounting for approximately 25.2% of our total revenue in 2007.

All of our significant operations and long lived assets are located in the PRC. Below is a chart depicting our corporate organizational structure:

SFDA Licenses

The SFDA issues the licenses to manufacture and market pharmaceutical products in the PRC.  Our licenses relate primarily to pharmaceutical production licenses, which are needed mainly for topical products, ointments and external test kits. TCM products also require a permit for sales, which permits are generally granted on a non-exclusive basis for four to five years depending on the product and subject to periodic review for renewal.  For the year ended December 31, 2009, we commercialized 91 products  through TDR and its subsidiaries.  We have the necessary licenses and permits for all of our products.

Our TDR Subsidiary Owns the Following Subsidiaries in China

Harbin First Bio-Engineering

On September 26, 2003, TDR formed First under the laws of the PRC as its wholly owned subsidiary, with an authorized capital of approximately $1,460,000 (10,000,000 RMB).  First focuses on research and development of the use of natural medicinal plants and biological technology products, such as our diagnostic kits. First, which officially commenced production on July 21, 2006, is one of the first companies in Heilongjiang Province conducting research and development of high technology biological products.  First has two product lines:

•	an enzyme immunity reagent kit product line; and

•	a colloid gold product line.

Harbin Tian Qing Biotech Application

On October 16, 2006, TDR organized Tian Qing under the laws of the PRC as its wholly owned subsidiary, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below. (See “Research and Development” below.)  As of December 31, 2009, Tian Qing had no significant operations.

Heilongjiang Tianlong Pharmaceutical

On April 3, 2008, TDR completed the acquisition of Tianlong, which is in the business of manufacturing external-use pharmaceuticals.  Tianlong’s assets included, among other things, GMP certified manufacturing facilities, state-of-the-art manufacturing equipment, a research and development center, and production and operating rights to a portfolio of 69 medicines approved by the SFDA.

Heilongjiang Haina Pharmaceutical

On April 18, 2008, TDR consummated its acquisition of Haina, which is licensed as a wholesaler of TCM, bio-products, medicinal devices, antibiotics and chemical medicines.  At the time of the acquisition, Haina did not have an established sales network and was acquired for its primary asset, a GSP license issued by the Heilongjiang Province office of the SFDA as of December 21, 2006.  The SFDA only issues such licenses to resellers of medicines that maintain certain quality control standards.  The GSP license will be up for renewal on January 29, 2012.  Obtaining this license has enabled us to expand our sales of medicinal products without having to go through a lengthy license application process.

Peng Lai Jin Chuang Pharmaceutical

On September 5, 2008, TDR acquired Peng Lai, which received GMP certification from the SFDA, and was organized to develop, manufacture and distribute pharmaceutical products in the PRC.  In connection with the acquisition of Peng Lai , TDR acquired all of Peng Lai’s assets, including, without limitation, franchise, production and operating rights to a portfolio of 20 medicines approved by the SFDA.

Product Line

In 2009, we manufactured and marketed 91 products.  Our manufacturing operations are conducted in our indirect subsidiaries’ facilities located in Heilongjiang Province and Shan Dong Province in the PRC.

For the year ended December 31, 2009, we sold our products under five main categories:

•	Patches (7 products);

•	Ointments (18 products);

•	Sprays (15 products);

•	Diagnostic Kit (3 products);

•	Others (48 products)

A description of our principle products, which generated a majority of our sales revenue in 2009, is as follows:

Patch Category:

Sumei Slim Patch

The Sumei Slim Patch is marketed and sold within and outside the PRC as a more natural treatment to lose weight.  The Sumei Slim Patch uses Saponin as its major ingredient, and is effective in regulating and restraining the excessive secretion of certain hormones, while promoting others to foster weight loss as well as prevent weight gain.

Pain Relief Patch

A pain relief patch is designed to apply to the area of neck, shoulder, and waist.  The patch is used for a number of ailments, including fever, headache, heart dysentery, diarrhea, and stiffness and pain caused by hypertension.

Anti-Hypertension Patch

The anti-hypertension patch is based on five thousand years of Chinese herbal vein therapy that has been adapted to a modern transdermal therapeutic system (“TTS”).  The product utilizes a Body-Yong-Guan point technique, which is believed to maximize the effectiveness of the medicinal ingredients.  The product is believed to stimulate blood capillaries and to be effective in improving circulation and reducing blood pressure.

Ointment Category:

Hemorrhoids Ointment

This product contains Acetate, Radix Notoginseng, and Rhizoma Coptidis.  It is made in soft ointment form that is effective in sterilizing and relieving hemorrhoid symptoms, including itching, distending pain, burning, and bleeding.

Compound Camphor Cream

This product is made for the treatment of various pathogens on the skin surface and subcutaneously, such as mycete, trichopytic, staphylococcal bacteria aureus, bacillus coli, and candida albicans (thrush).

Spray Category:

Stomatitis Spray

This spray is used for the treatment of dental ulcers, pharyngitis, and faucitis.  It is made with pure herbal medicines and, thus, has  minimum side effects to human bodies.

Diagnostic Kit Category:

Cardiac Arrest Early Examination Kit

This product is used for early stage diagnosis of myocardial infarction (heart attacks).

Kidney Disease Testing Kit

The Urinate Micro Albumin Examination Testing Kit is used in connection with early stage diagnosis for primary kidney disease, hypertension and diabetes.

Other Product Category:

We include 48 of our products under the “Other” product category, because the categories of a pplications for these products do not separately represent a material amount of our revenues.  The Other product category includes suppositories, eye drops, nasal drops, capsules, granules, injections, tablets and wash fluids.

Naftopidil Dispersible Tablet

This tablet is designed to treat benign enlargement of the prostate among males in their middle age.  It is effective in its treatment because its ingredients can be easily digested and absorbed by the human body.

Naphazoline Hydrochloride Eye Drop

Naphazoline is recommended for the temporary relief of eye redness associated with minor irritations.  This product can comfort the eyes by lubricating them and relieving such irritations.

Revenues by Product Categories

We believe that the most meaningful presentation of our products is by categories of method of delivery.  Our total revenues during fiscal 2009, 2008, and 2007 were approximately $130,092,000, $91,816,000, and $49,318,000, respectively.  The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories for the fiscal years ended December 31, 2009, 2008, and 2007:

	For the Years Ended December 31 ($ in thousands)
	2009		2008		2007
Product Category	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Patches	$40,770	31.3%	$35,484	38.6%	$19,609	39.9%
Ointments	28,862	22.2%	23,068	25.1%	3,270	12.6%
Sprays	18,499	14.2%	10,613	11.6%	8,742	18.7%
Diagnostic Kits	10,239	7.9%	8,781	9.6%	2,994	6.1%
Contract Sales	0	0.0%	5,655	6.2%	12,998	16.6%
Others	31,722	24.4%	8,215	8.9%	1,705	6.2%
Total	$130,092	100.0%	$91,816	100.0%	$49,318	100.0%

For a narrative description of the reasons for the changes in our revenue by product category over the past three years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Research and Development

We conduct all of our research and development (“R&D”) activities either internally or through collaborative arrangements with universities and research institutions in the PRC.  We have our own research, development and laboratory facilities located in the facilities of First and Tianlong.  Our internal R&D team currently consists of 38 people.  Many of our team members are professors affiliated with universities in the PRC.

Additionally, we have established several long-term partnerships with well-known universities and enterprises in the PRC.  We have:

•	Established a gene medicine laboratory for Small RNA project with Harbin Medical University; and

•	Established a laboratory for Antroquinonol from Antrodia Camphorata with Taiwan Golden Biotechnology Corporation.

Under our partnership arrangements with universities and research institutions, we will generally hold the intellectual property rights to any developed technology.  For example, as a result of our collaboration with Harbin Medical University, a product known as “Endostatin” is currently under development as a cancer suppressing product. Although this technology still bears the name of Harbin Medical University, we own the intellectual property rights pertaining to this technology.  Additional information relating to this product and other products being developed is set forth under “Products Under Development” below and under the general product descriptions throughout this report.

We invested approximately $14,960,000, $7,413,000, and $3,158,000 in R&D for the years ended December 31, 2009, 2008, and 2007, respectively.  Additional information about our R&D investments is included in the financial statements in Item 8 of this report (and notes thereto) and our “Management Discussion and Analysis on Financial Condition and Results of Operations” section below.

Products Under Development

The projects which accounted for a majority of our 2009 research and development expenses, grouped by subsidiary, are as follows:

TDR

Breast Cancer Technology

Hyperplasie Globulaire is the early stage of Hyperplasia of the Mammary Glands that has a high occurrence among females between twenty-five and forty-five years of age.  Medicines with Endocrine can have significant side effects to the patient.  Our Breast Cancer Technology is designed to effectively treat the Hyperplasie Globulaire with Traditional Chinese Medicine and with minimum side effects.  We spent approximately $2,272,000, or 15.2% of total R&D expenditure in 2009, for efficacy testing, acute and long term toxicity testing.

Monoclonal Antibody Research

Monoclonal antibody is a bioactive substance produced when human cells identify and resist pathogenic intrusion from outside.  Monoclonal antibody technology can produce large amounts of pure antibodies with desired substance.  Tumor cells that can replicate endlessly are fused with mammalian cells that produce an antibody.  The result of this cell fusion will continually produce antibodies.  These antibodies are called monoclonal because they come from only one type of cell, the hybridoma cell.  We believe Monoclonal antibodies have tremendous applications in the field of diagnostics, therapeutics, targeted drug delivery systems, not only for infectious disease caused by bacteria, viruses and protozoa, but also for cancer, metabolic and hormonal disorders.  We spent approximately $965,000, or 6.5% of total R&D expenditure in 2009, for application and  performance appraisal.  As of December 31, 2009, we completed this project and are able to manufacture and commercialize these antibody materials.

Endostatin Research

Endostatin is a cancer treatment drug that works by “starving” cancer cells by restricting the generation of blood vessels around cancer lesions, thereby inhibiting, to a degree, the source of nutrients upon which the cancer cells survive.  We have already completed teratogenicity testing, and have established quality standards for this drug.  Further developments are underway to improve the product quality of Endostatin.  We spent approximately $439,000, or 2.9% of total R&D expenditure in 2009, for acute and long term toxicity testing.

Patch Products

We spent approximately $1,820,000, or 12.2% of total R&D expenditure in 2009, for the optimization experiments of several patch products including slim patch, anti-hypertension patch, asthma patch, and pain relief patch.  The optimization experiments are focusing on optimization of the extracted ingredients and irritation  tests.

First

Diagnostic Kits

In 2009, we had 6 diagnostic kits under clinical trials.  We spent approximately $2,727,000, or 18.2% of total R&D expenditure in 2009, on clinical trials for these 6 diagnostic kits.

Tianlong

Antroquinonol Extracted from Antrodia Cinnamomea

Antrodia Cinnamomea is well known in Taiwan as a traditional Chinese medicine.  For several decades, it has been used in the treatment of food and drug intoxication, diarrhea, abdominal pain, hypertension, rashes, and liver and lung cancer. We have obtained an exclusive right to develop this technology with Taiwan Golden Biotechnology Corporation, which has completed pre-clinical research on Antroquinonol in the United Kingdom.  The compound has been approved by the Food and Drug Administration in the U.S. to enter into first stage clinical trial.  We spent approximately $387,000, or 2.6% of total R&D expenditure on this project in 2009.

Injections

In 2009, we had 3 injections under clinical trials.  We spent approximately $1,944,000, or 13.1% of total R&D expenditure in clinical trials for these projects in 2009.

Peng Lai

We spent an aggregate of approximately $879,000, or 5.9% of total R&D expenditure in 2009, in optimizing effectiveness test for Naftopidil Dispersible tablets for prostate treatment, Sertraline Hydrochloride capsules for the treatment of mental depression, and Radix Isatidis granules and syrup to treat Influenza (flu).

Set forth below is a table of our major research and development projects, respective stage of development and applicable expenses for 2009:

Major Research and Development Expenses in Fiscal 2009 ($ in thousands)
Projects	Stage	Expenses	% of total R&D
Diagnostic Kits - 6 products	Clinical trial	$2,727	18.2
Injections - 6 projects	Clinical trial	1,944	13.0
Breast Cancer Technology	Efficacy testing, Acute and Long Term Toxicity testing	2,272	15.2
Patches - 4 products	Extraction optimization testing	1,820	12.2
Monoclonal Antibody	Completed	965	6.5
Endostatin	Efficacy testing, Acute and Long Term Toxicity testing	439	2.9
Antroquinonol	Clinical trial	387	2.6
Radix Isatidis granule and syrup	Production process optimization	282	1.9
Naftopidil Dispersible tablets	Production process optimization	256	1.7
Sertraline Hydrochloride capsules	Production process optimization	249	1.7
Total		$11,341	75.8

(a)
In fiscal 2009, we spent approximately $2,272,000 on our breast cancer technology, which represented approximately 15.2% of our total R&D expenditures.  No other product represented 10% or more of our R&D expenses in fiscal 2009.

Total research and development expenses in fiscal 2009 were $14,960,000.  The above listed projects comprise 75.8% of our total research and development expenses in fiscal 2009.  The other projects and miscellaneous materials make up the remaining 24.2% of total research and development expenses for the year.

Set forth below is a table of our research and development expenses for fiscal 2008, classified by product category and stage of development:

		Stage of Development by Number of Projects and U.S. Dollar Amount ($ in thousands)
Category		Application and Efficacy	Acute and Long Term Toxicity	Long Term Stability	Pending SFDA Approval	Supplemental Documentation	SFDA Approval	TOTAL
Bio-Engineering (a)	#	1 (b)	1 (c)	13	2	-	1	18
		$$948	$1,192	$2,261	-	-	-	$4,401
Eye Drops	#	-	-	-	-	-	2	2
		$-	-	-	-	-	$103	$103
Nasal Drops	#	-	-	-	-	-	1	1
		$-	-	-	-	-	$61	$61
Injections	#	-	-	-	1	-	4	5
		$-	-	-	$104	-	$510	$614
Spray	#	-	-	-	1	-	-	1
		$-	-	-	$139	-	-	$139
Ointment	#	-	-	-	1	1	1	3
		$-	-	-	$112	$90	$115	$317
Suppository	#	-	-	-	3	4	2	9
		$-	-	-	$273	$352	$217	$842
Gel	#	-	-	-	-	2	2	4
		$-	-	-	-	$293	$136	$429
Liquid	#	-	-	-	2	2	-	4
		$-	-	-	$209	$210	-	$419
TOTAL	#	1	1	13	10	9	13	47 (d)
		$$948	$1,192	$2,261	$837	$944	$1,142	$7,324 (e)

(a)
Bio-engineering projects include our Endostatin cancer treatment drug, breast cancer drug and diagnostic kits.  The diagnostic kits are designed for testing for different cancers and viruses, such as prostate cancer, stomach cancer, ovarian cancer, rectal cancer, liver cancer, Hepatitis B and C, human papilloma virus and mycoplasma virus.  Diagnostic kits accounted for approximately 30.5% of total R&D expenditures in 2008.

(b)
In fiscal 2008, we spent approximately $948,000 on research and development related to Monoclonal antibodies, which represented approximately 12.8% of our total R&D expenses. Monoclonal antibodies are a bioactive substance produced naturally when human cells identify and resist pathogenic intrusion from outside. Monoclonal antibody technology can produce large amounts of pure antibodies.  Therefore, Monoclonal antibodies have tremendous applications in the field of diagnostics, therapeutics, and targeted drug delivery systems, not only for infectious disease caused by bacteria, viruses and protozoa but also for cancer, metabolic and hormonal disorders.

(c)
In fiscal 2008, we spent approximately $1,192,000 on our Endostatin cancer treatment drug, which represented approximately 16.1% of our total R&D expenses.  Endostatin is a cancer treatment drug that works by “starving” cancer cells by restricting the generation of blood vessels around cancer lesions, thereby inhibiting, to a degree, the source of nutrients upon which the cancer cells survive.

(d)	Except as set forth in notes (b) and (c) above, no single project represented a material portion of our total R&D expenditures in fiscal 2008.

(e)	Does not include costs for materials used in our R&D projects. Our total R&D expenditures for fiscal 2008 were approximately $7,413,000.

Cord Blood Stem Cell Bank

In 2006, we began implementing a plan to establish a cord blood stem cell bank in the PRC, for the treatment of various diseases such as leukemia, lymphoma and rebirth anemia.  On October 16, 2006, the Health Department of Heilongjiang Province granted us, through Tian Qing, the exclusive right and license to become engaged in tissue and stem cell bank activities in Heilongjiang Province, PRC, through December 2010.  Since the development of this project will require substantial managerial, technical and financial resources, and a number of significant risks, management is still evaluating the proper timing and strategy in launching this project.

Sales Approach

Over the past several years, we have continuously expanded our distribution channels for our products.   As a result, we have established a sales network covering 24 provinces of mainland China, and have positioned sales managers and representatives in each of these markets.

In fiscal 2007, our sales model was focused on the creation of our own distribution channels.  Therefore, we sold products directly to many small distributors and retail store locations. Commencing in fiscal 2008, we changed our business model and entered into distribution agreements with larger regional sales agents, who resell to smaller distributors and retail store locations.  In addition, we entered into contracts with nationwide chain pharmacies.  These changes to our product distribution channels resulted in our direct customer base decreasing from 943 customers at December 31, 2007 to 212 customers at December 31, 2009.  Our change in sales strategy is further described in “Customers and Distribution” below.

We also managed to establish a marketing network through independent agents to develop an international market for our products. At present, our primary initial growth focus remains in the PRC.  However, part of our sales strategy is to expand our sales outside of the PRC. Overseas sales accounted for approximately 7.8%, 8.2% and 25.2% of sales revenue for the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

Materials and Suppliers

We employ purchasing staff with extensive knowledge of our products, who work with our marketing, product development, and formulations and quality control personnel to source raw materials for our products and other items.  Raw materials are sourced principally in the PRC, and are generally available from a variety of suppliers.  Harbin Zhong Jia Medicine Company and Heilongjiang Kangda Medicine Company accounted for approximately 16% and 42% of our total inventory purchases for the year ended December 31, 2009, respectively.  Heilongjiang Kangda Medicine Company accounted for approximately 33% of our total inventory purchases for the year ended December 31, 2008.  Harbin Yong Heng accounted for 23% of our total inventory purchases for the year ended December 31, 2007.  No other suppliers accounted for 10% or more of our total inventory purchases in 2009, 2008, and 2007.

We seek to mitigate the risk of a shortage of raw materials, through identification of alternative suppliers for the same or similar raw materials, where available.  We believe raw materials are available through alternative suppliers in the market place, if necessary.  We manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Historically, we have signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers.  As a result, we could minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support our short-term sales.  However, due to price increases for raw materials, and the related overhead costs for storing such raw materials, we started to increase our inventory levels toward the second half of 2009.  In anticipation of continued price increases, management may further increase our inventory levels in fiscal 2010.

Customers and Distribution

In fiscal 2007, our sales model was focused on the creation of our own distribution channels. Therefore, we sold products directly to many small distributors and retail store locations.  In fiscal 2008, we changed our business model and entered into distribution agreements with larger regional sales agents, who resell to smaller distributors and retail store locations.  In addition, we entered into contracts with nationwide chain pharmacies. Through the extensive sales networks, of these nationwide chains, we were able to reach all major metropolitan areas throughout the PRC. These changes to our product distribution channels resulted in our direct customer base decreasing from 943 customers at December 31, 2007 to 233 customers (not including branches of retail and drug supply chains) at December 31, 2008.  As of December 31, 2009, we had 212 customers, not including branches of retail and drug supply chains.

The change in our sales strategy, which began in fiscal 2008, was initiated to improve product channel efficiencies, and to give us access to an increased number of ultimate purchasers.  We believe that these changes will continue to lead to increased revenue by extending the reach of our distribution network.  By reducing the number of customers we sell to directly, we have streamlined our accounts receivable management and collection and reduced channel distribution costs.  These favorable cost variances have been partially offset by product price incentives we grant to the larger agents with which we have contracted.

For the year ended December 31, 2009, sales to Harbin Shiji Baolong Medicine Company and Shanxi Xintai Medicine Company accounted for approximately 16% and 11% of total revenues, respectively.  Harbin Bao Da Medicine Company and Harbin Shiji Baolong Medicine Company accounted for approximately 16% and 14% of our accounts receivable in 2009, respectively.  For the year ended December 31, 2008, sales to Shanxi Xintai and Harbin Shiji Baolong accounted for 15% and 12% of our total revenues, respectively.  Harbin Shiji Baolong and Shanxi Xintai accounted for approximately 29% and 11% of our accounts receivable in 2008, respectively.  For the year ended December 31, 2007, sales to Ning BoYue Hua Trading Company and Guang Zhou Xing He Trading Company accounted for approximately 14% and 11% of our total revenues, respectively.  Hua Li Jiu Zhou Company accounted for approximately 11% of our accounts receivable in 2007.  No other customers accounted for 10% or more of our total revenues or accounts receivable in 2009, 2008, and 2007.

In 2009, we implemented various initiatives toward promoting and marketing our products.  Our advertising costs for the fiscal years ended December 31, 2009, 2008, and 2007 were approximately are $14,527,000, $7,299,000 and $4,385,000, respectively.

We will continue efforts to expand our markets into other provinces and larger cities in the PRC, and to other markets worldwide.  Currently, our products are sold primarily in the PRC.  In 2009, 2008 and 2007, approximately 92.2%, 91.8% and 74.8% of our revenues in were from the sale of products in China, respectively.  Part of our sales strategy is to expand our worldwide sales.  As a means of accelerating our distribution into other countries, we will seek to enter into strategic marketing arrangements with qualified firms that have distribution channels, brand name recognition, or other unique marketing strengths.

Competition

Competition in the TCM, pharmaceutical, and over-the-counter nutraceutical business is intense in China, and throughout the world.  We compete with various firms, many of which produce and market products similar to our products, and many of which have greater resources than us in terms of manufacturing and marketing capabilities, management expertise and breadth, and financial wherewithal.  Some of these competitors are far larger, have more resources then us and have stronger sales and distribution networks.

Our direct competitors are other domestic firms engaged in developing, manufacturing and marketing TCM and nutraceutical products.  There are many of these companies in the PRC, in Heilongjiang Province, and even in the city of Harbin.

We expect that the competition for medicinal products in the PRC and other world markets will become more intense over the next few years, both from existing competitors, and new market entrants.  We will also face competition from foreign companies who may have established products, a strong proprietary pipeline and strong financial resources.  Our management believes that we have certain competitive advantages in introducing new products to market due to key focus areas for development, our existing distribution channels, research and development capabilities and our relationship with certain universities and other research institutions.  However, there can be no assurance that we will be able to compete and continue to grow in this highly competitive environment.  Additional information relating to competition in the PRC can be found in the “Risk Factors” section below.

Government Regulation

Regulatory Environment

Our principal sales market is in the PRC.  We are subject to the Pharmaceutical Administrative Law of the PRC, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in the PRC, and sets penalties for violations.  Our business is subject to various regulations and permit systems of the government of the PRC.  Additionally, we are subject to government licensing rights and regulations, which relating to our stem cell R&D license.  Permits we attain for TCM products are granted on a non-exclusive basis and are subject to periodical review for renewal.

The governmental approval process in the PRC for a newly developed health product can be lengthy and difficult.  A product sample is first sent to a clinical testing agent designated by the Ministry of Health, which conducts extensive clinical testing and examination of the product to verify if it has the specified functions as stated by the company producing the product.  A report will then be prepared and issued by the clinical testing agent confirming or negating such functions. After submittal to the agency, it generally takes six months to one year for a report to be issued by the testing agent.  The report must then be submitted to a provincial Health Management Commission for approval.  Following this submittal, a letter of approval issued by such commission will be submitted to the Ministry of Health for the issuance of a certificate that authorizes sale and marketing of the product in the PRC.

This entire process will generally take between eighteen months and two years.  The approval process will depend to a certain extent on whether a specified product is a plant based pharmaceutical (“PBP”), or a plant based nutraceutical (“PBN”).  PBPs are products composed of herbs, roots and plants that do not use synthetic chemicals, with certain medicinal functions for treatment of one or more illnesses.  PBPs are generally prescription-based but in some cases may be sold over-the-counter.   PBNs, also frequently known as “dietary supplements” or “nutritional supplements,” are also composed of herbs, roots and plants, but are essentially prophylactic or preventive in nature.  All PBNs are available over-the-counter without a prescription.  In the PRC, PBPs require the approval of the SFDA, while PBNs only require the approval of state and local governments prior to manufacturing and sale.  Obtaining the approval from the SFDA is generally more complex and lengthy.

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

Intellectual Property

We own certain SFDA licenses for drug batch numbers and other proprietary technologies.   Historically, we included our proprietary technologies and SFDA licenses for drug batch numbers within the category of patents.  We now believe it is more accurate to categorize such intellectual property as SFDA licenses for drug batch numbers and other proprietary technologies.

As of December 31, 2009, our intellectual property breakdown by SFDA licenses for drug batch numbers and other proprietary technologies is as follows:

IPs (Intangible Assets)	Year Acquired	Acquisition Cost $ in thousands	Reflected under Intangible Assets	Proprietary Technologies	Drug Batch Numbers
Endostatin	2006	$1,727	Yes	Yes	-
SFDA licenses for drug batch numbers	2008	$6,848	Yes	-	Yes
Monoclonal Antibody	2008	$5,106	Yes	Yes	-
Breast Cancer Technology	2008	$1,459	Yes	Yes	-
Antroquinonol	2009	$5,119	Yes	Yes	-
Small RNAs Technology	2009	$5,850	Yes	Yes	-

We purchased the rights to the patents for Endostatin and Antroquinonol, which are registered under the names of Harbin Medical University and Taiwan Golden Biotechnology Corporation, respectively.

We have acquired certain additional proprietary technologies from non-related third parties.  The fair value of these proprietary technologies recorded in our financial statements are appraised periodically and amortized during its useful life.

As of the date of this filing, we own two registered patents for product packaging.  As of December 31, 2009, these patents have nominal carrying values.

Under the PRC’s State Protection Law, certain herbal medicine products, which have received approval from the SFDA, have automatic protection.  SFDA licenses for drug batch numbers we acquired in connection with our acquisitions of Tianlong and Peng Lai in fiscal 2008 have been recorded as part of our intangible assets.  We did not appraise or assign any value to the SFDA licenses for drug batch numbers developed internally by TDR or First.

We have registered “Kang Xi” as our trademark, which is used for all of our TCM products.   The “Kang Xi” trademark was developed internally and registered by TDR before we became a public company.  Our cost basis in the trademark is nominal.

Employees

The number of our employees has increased due to growth, increased research and development activities and expanded marketing and distribution efforts for our products.  Our employees generally fall into the following categories:

By subsidiary company:

	Number of Employees
Company	2009	2008
TDR	1,315	1,515
Tian Qing	0	0
First	107	97
Tianlong	207	97
Haina	399	24
Peng Lai	126	71
TOTAL:	2,154	1,804

By nature of job:

	Number of Employees
Type of Job	2009	2008
Executives and managers	201	146
Production and clerical	424	359
Sales and marketing	1,491	1,261
Research and development, technology	38	38
TOTAL:	2,154	1,804

As of December 31, 2008, we had 1,804 full-time employees.  Our 2,154 employees, as of December 31, 2009, includes both 305 full time employees and 1,849 individuals hired on a contract basis through agencies.  In 2009, we began hiring certain employees on a contract basis, in order to take advantage of cost efficiencies.

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

We also make available free of charge through our website (www.cski.com.cn) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the SEC.

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

Liu Yan-qing and Han Xiao-yan, who are officers and directors of ours, also serve as officers and directors of ACPG, TDR and its subsidiaries.  As of the date hereof, Dr. Liu and Ms. Han own, in the aggregate, approximately 36.5% of the issued and outstanding shares of our common stock.  As a result, these shareholders are effectively able to control certain corporate governance matters requiring shareholders’ approval.  Such matters may include transactions in which they have an interest other than as a shareholder of ours, the approval of significant corporate transactions such as increasing the authorized number of our shares to complete acquisitions or raise capital, if necessary, and any other transactions requiring a majority vote without seeking other shareholders’ approval.  These persons also have the ability to control other matters requiring shareholder approval including our election of directors which could result in the entrenchment of management.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our executive officers, Liu Yan-qing, President, Chief Executive Officer and Chairman of the Board, Han Xiao-yan, Vice Chairman, and Stanley Hao, Chief Financial Officer and Secretary.  We do not have employment agreements with these members of management.  Accordingly, if any of these persons should leave the company, we would have no remedy or protections in place and would not be able to prevent them from competing with us or working for competitors.  The loss of the services of any of these executive officers could have a material adverse effect on our business, operations, revenues or prospects.  In addition, we do not maintain key man life insurance on the lives of these individuals.

Our expansion plan may not be successful.

Part of our strategy is to continue our growth through increasing the distribution and sales of our products by penetrating existing markets in the PRC, and entering new geographic markets in the PRC as well as Asia, the United States and other countries. However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, regulatory constraints, product liability concerns, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios.  Moreover, our expansion strategy may be based on incorrect assumptions and may be flawed, and may even damage our performance, competitive position in the market and, ultimately, even our ability to survive in the marketplace.  We cannot, therefore, assure shareholders that we will be able to successfully overcome such obstacles and establish our products in any additional markets.  Our inability to implement this growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

There are many safety risks involved in our products and services that could expose us to liability or inhibit our ability to secure insurance.

Our products and services involve direct or indirect impact on human health and life. The products we manufacture and sell may be flawed and cause dangerous side effects, and even fatality in certain cases, leading to major business losses and legal and other liabilities and damages to our company.  In the event that any of our products are alleged to have adverse side effects, we could be subject to product liability claims.  In addition to the threat of liability, there may be insurance costs if we enter into certain markets or may not be able to obtain insurance for certain products in some countries.  Some distributors may refuse to sell our products in certain countries if they perceive such products to have a high risk or to be uninsurable.

We do not maintain any insurance and are exposed to all risks of loss, including resulting form product liability, property loss or damages, or other harm that we may cause to customers, vendors, suppliers and other third parties, or securities law claims.

We do not maintain liability or property insurance coverage or director and officer insurance coverage and, therefore, we are self-insured for all risks of loss.  Although we seek to reduce potential liability through measures such as contractual indemnification provisions with distributors and suppliers, we cannot assure you that such measures will be enforced or effective.  Our policy is to record losses associated with our lack of insurance coverage at such time as realized loss is incurred. Historically, we have not had any material losses in connection with our lack of insurance coverage and are not party to any material pending legal proceedings as of the date of this report.  Management’s intention is to use our working capital to fund any such losses incurred due to our exposure to inadequate insurance coverage.  Our operating results could be materially and adversely affected if we were to pay significant damages or incur significant defense costs in connection with a claim.

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

The PRC government has recently taken anti-corruption measures to correct corrupt practices.  In the pharmaceutical industry, such practices include, among other things, acceptance of kickbacks, bribery or other illegal gains or benefits by the hospitals and medical practitioners from pharmaceutical distributors in connection with the prescription of a certain drug.  Substantially all of our sales to our ultimate customers are conducted through third-party distributors.  We have no control over our third-party distributors, who may engage in corrupt practices to promote our products.  While we maintain strict anti-corruption policies applicable to our internal sales force and third-party distributors, these policies may not be effective.  If any of our third-party distributors engage in such practices and the government takes enforcement action, our products may be seized and our own practices, and involvement in the distributors’ practices may be investigated.  If this occurs, our sales and reputation may be materially and adversely affected.

Our success will depend on our research and the ability to develop new products.

Our growth depends on our ability to consistently discover, develop and commercialize new products, and find new and improve on existing technologies, platforms and products.  As such, if we fail to make sufficient investments in research, to be attentive to consumer needs, or fail to focus on the most advanced technologies, our current and future products could be surpassed by more effective or advanced products of other companies.

 We currently rely on third parties to supply the key raw materials we use to produce our products.

Our business depends upon the availability of key raw materials.  We rely on only external suppliers for these raw materials.  In fiscal year 2009, Harbin Zhong Jia Medicine Company and Heilongjiang Kangda Medicine Company accounted for approximately 16% and 42% of our total inventory purchases, respectively.  Heilongjiang Kangda Medicine Company accounted for approximately 33% of our total inventory purchases for the year ended December 31, 2008.  For the 2010 fiscal year, we expect that our raw material suppliers will be substantially similar to last year and the amount of raw materials will increase commensurate with the increase in the demand of our products.  If any of our major suppliers were to default or become unable to deliver the raw materials in sufficient quantities, we may be unable to purchase these raw materials from alternative sources on the same or similar terms, which could result in a significant decrease in our operating costs.  In addition, any disruption in the supply of our raw materials could cause delay in the delivery of our products which would be harmful to our sales reputation and business.  If supply is disrupted the increased amount we have to pay for raw materials could negatively impact our margins, cause us to cease production if an alternate supplier cannot be found.  If we are unable to procure replacement supplies, our ability to meet the production demands of our customers could cause the loss of costumers and/or market share.  Our financial results could be negatively impacted by the lost sales or decreased margins.

We are dependent on a limited number of customers for a significant portion of our revenues and accounts receivable and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue.  For the year ended December 31, 2009, sales to Harbin Shiji Baolong Medicine Company and Shanxi Xintai Medicine Company accounted for approximately 16% and 11% of total revenues, respectively.  For the year ended December 31, 2008, sales to Shanxi Xintai and Harbin Shiji Baolong accounted for 15% and 12% of our total revenues, respectively.  For the year ended December 31, 2007, sales to Ning BoYue Hua Trading Company and Guang Zhou Xing He Trading Company accounted for approximately 14% and 11% of our total revenues, respectively.  Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if any such customer stops purchasing our products.  We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business.  If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue would likely decline and our results of operations would be adversely affected.

In addition, our accounts receivable are concentrated among a small number of our customers.  Harbin Bao Da Medicine Company and Harbin Shiji Baolong Medicine Company accounted for approximately 16% and 14% of our accounts receivable in 2009, respectively.  Harbin Shiji Baolong and Shanxi Xintai accounted for approximately 29% and 11% of our accounts receivable in 2008, respectively.  Hua Li Jiu Zhou Company accounted for approximately 11% of our accounts receivable in 2007. If any our customers fail to pay us on a timely basis, or do not pay us at all, our business, cash flow, financial condition and results of operations may be materially and adversely affected.

Significant competition from existing and new entities could adversely affect revenues and profitability.

We compete with other companies, many of which are developing and/or offering, or can be expected to develop and offer, products similar to ours.  Our market is a large market with many competitors.  Many of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than us.  Some of our competitors have greater name recognition and a larger customer base.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.  We cannot assure investors that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We are subject to market and channel risks.

In fiscal year 2009, over 92% of our sales were made in the PRC, where we primarily sell our products through drug chain stores.  Because of this, we are dependent to a large degree upon the success of our PRC-based distribution channel, as well as the success of specific retailers in the distribution channel.  We rely on these distribution channels to purchase, market, and sell our products.  Our success is dependent, to a large degree, on the growth and success of the drug stores, which may be outside our control.  There can be no assurance that the drug store distribution channels will be able to grow or prosper as they faces price and service pressure from other channels, including the mass market.  There can be no assurance that retailers in the drug store distribution channel, in the aggregate, will respond or continue to respond to our marketing commitment in these channels.

We may have difficulty in defending intellectual property rights from infringement.

Our TCM products are generally not protected by patents but by trade secrets.  Certain TCM license agreements are made on a non-exclusive basis.  Our success depends, in large part, on our ability to protect current and future technologies and products and to defend our intellectual property rights.  If we fail to protect our intellectual property adequately, competitors may manufacture and market similar products. We have filed patent applications seeking to protect newly developed and/or technologies.  Some patent applications in the PRC are maintained in secrecy until the patent is issued.  Because the publication of discoveries tends to follow their actual discovery by many months, we may not be the first to invent, or file patent applications on any of its discoveries.  Patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for its products.  Patents that are issued may be challenged, invalidated or circumvented by competitors.  Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

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

We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees and consultants.  These agreements may be breached and there may not be adequate remedies in the event of a breach.  Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements.  Moreover, trade secrets and proprietary technologies may otherwise become known or be independently developed by competitors.  If patents are not issued with respect to products arising from research, we may not be able to maintain the confidentiality of information relating to these products.

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

Although patent and intellectual property disputes within these industries have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties.  These arrangements may be investigated by regulatory agencies and, if improper, may be invalidated.  Also, the required licenses may not be made available to us on acceptable terms.  Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent our company from manufacturing and selling some of our products or increase costs to market these products.

In addition, when seeking regulatory approval for some of our products, we are required to certify to regulatory authorities, including the SFDA that such products do not infringe upon third party patent rights.  Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us.  Any lawsuit would delay regulatory approval by the SFDA.  A claim of infringement and the resulting delay could result in substantial expenses and even prevent us from manufacturing and selling certain of our products.

The launch of a product prior to a final court decision or the expiration of a patent held by a third party may result in substantial damages to us.  Depending upon the circumstances, a court may award the patent holder damages equal to three times their loss of income. If we are found to infringe a patent held by a third party and become subject to such treble damages, these damages could have a material adverse effect on our results of operations and financial condition.

Our failure to comply with accounting policies and regulations in making reasonable estimates and judgments could negatively impact our financial position and results of operation.

We are subject to critical accounting policies and actual results may vary from estimates.  We have followed, and will continue to follow, generally accepted accounting principles for the United States in preparing financial statements.  As part of this work, we must make many estimates and judgments concerning future events.  These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in such financial statements.   We believe that these estimates and judgments are reasonable, and we have made them in accordance with accounting policies based on information available at the time.  However, actual results could differ from estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in the future.

Our business is subject to many governmental regulatory and policy risks.

Our business must be conducted in compliance with various government regulations and in particular, the SFDA’s regulations.  Government regulations may have material impact on our operations, increase costs and could prevent or delay the manufacturing and selling of our products.  Research, development, testing, manufacturing and marketing activities are subject to various governmental regulations in China, including health and drug regulations.  Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products.  We will not be able to license, manufacture, sell and distribute the vast majority of our products without a proper approval from government agencies and in particular the SFDA.  This approval process is lengthy, with approvals for TCM products typically occurring 18-24 months after the application is initially filed.  There is no assurance that we will obtain such approvals on a timely basis, or at all.  Delays in obtaining approvals will delay our ability to market products and denial of approval for a specific product will result in our inability to market the product and recoup the expenses incurred in that products development and testing.

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

The SFDA has implemented new guidelines for licensing of pharmaceutical products.  All existing manufacturers with licenses, which are currently valid under the previous guidelines, were required to apply for the GMP certifications by June 30, 2004, and to receive approvals by December 31, 2004.  We received certifications for our current products.  However, should we fail to maintain the GMP certifications under the new guidelines in the future, or for new products, our businesses would be materially and adversely affected.

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

We are a public reporting company, and, as such, we will incur significant costs associated with public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the U.S. Securities and Exchange Commission (“SEC”). All of these applicable rules and regulations can be expected to increase legal and financial compliance costs and to make some activities more time consuming and costly.  Management also expects that these applicable rules and regulations may make it more difficult and more expensive to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the U.S. have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets.  The exploitation of existing and new technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

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

In 2009, 2008, and 2007, approximately 92%, 92% and 75% of our total revenues, respectively, were from sales in the PRC.  The manufacture and sale of pharmaceutical products in China is heavily regulated by many state, provincial and local authorities.  The SFDA requires pharmaceutical manufacturers to obtain GMP certifications.  We currently have the certifications needed for our current operations.  However, should we fail to receive or maintain the GMP certifications in the future, we would no longer be able to manufacture pharmaceuticals in China, and our businesses would be materially and adversely affected.  These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products.  Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.  Additionally, the law could change so as to prohibit the use of certain pharmaceuticals.  If one of our products becomes prohibited, this change would cease the productivity of that product.  The China National Development and Reform Commission (“CNDRC”), has recently implemented price adjustments on many marketed pharmaceutical products.  We have no control over such governmental policies, which may impact the pricing and profitability of our products.

Although we have started exporting products to other countries, most of our sales are in the PRC.  It is anticipated that our products in the PRC will continue to represent a significant portion of sales in the near future.  As a result of our reliance on the PRC markets, our operating results and financial performance could be affected by any adverse changes in economic, political and social conditions in the PRC.

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

Certain political and economic considerations relating to China could adversely affect us.

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

The PRC legal system is a civil law system.  Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents.  In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment.  Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. In addition, the effectiveness of newly-enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by investors.  New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business, business prospects and operations.  In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

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

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in the PRC and almost all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue.  According to the PRC National Bureau of Statistics, the PRC’s economy expended 6.8% from a year earlier in the fourth quarter of 2008, which means that a full-year growth for 2008 was 9.0%.  It is the first time since 2002 that the PRC has expanded by less than 10% annually.  A number of factors have contributed to this slow-down, including appreciation of the RMB, which has adversely affected the PRC’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the PRC economy in particular.  We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, it has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products do not rise at a rate that is sufficient to fully absorb inflation-driven increases in our costs of supplies, our profitability can be adversely affected.

During the past ten years, the rate of inflation in the PRC has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies can impede economic growth and thereby harm the market for our products.

Substantially all of our assets are located in the PRC and all of our revenues are derived from our operations in the PRC.  Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the PRC.

Substantially all of our assets are located in the PRC and all of our revenues are derived from our operations in the PRC.  Accordingly, our results of operations and prospects are subject, to a significant extent, on the economic, political and legal developments in the PRC.  The PRC economy differs from the economies of most developed countries in many respects.

Since 1978, the PRC has been one of the world’s fastest-growing economies in terms of gross domestic product, or GDP growth. We cannot assure you, however, that such growth will be sustained in the future. If, in the future, the PRC’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries.

Our ability to implement our business plan is based on the assumption that the Chinese economy will continue to grow. The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. We cannot assure you that changes in the PRC’s economic, political or legal systems will not detrimentally affect our business, prospects, financial conditions and results of operations.

We may have difficulty attracting talent in foreign countries.

Currently, over 92% of our sales are in the PRC.  We are in the process of attempting to establish marketing and sales presence in the U.S. and other countries.  We expect to establish an office in the U.S. for investor relations.  In the future, we may explore expanding its operations in other countries throughout the world.  Upon effecting any such expansion, we may not be able to identify and retain qualified personnel due to its lack of understanding of different cultures and lack of local contacts.  This may impede international expansion.

Currency conversion and exchange rate volatility could adversely affect our financial condition, by making acquisitions in China or of Chinese products more expensive.

The PRC government imposes control over the conversion of Renminbi (“RMB”), the currency of China, into foreign currencies.  Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, referred to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market.  Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible.  FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.

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

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange (“SAFE”) effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

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

Since 1994, the exchange rate for RMB against the U.S. dollar has remained relatively stable, most of the time in the region of approximately RMB8.00 to U.S.$1.00.  However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar.  Currently, exchange rates are approximately RMB 6.84 to U.S.$1.00 resulting in the increase in price of Chinese products to U.S. purchasers.   As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  For example, to the extent that we need to convert United States dollars into Chinese RMB for operations, appreciation of this currency against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert Chinese RMB into U.S. dollars for other business purposes and the U.S. dollar appreciates against this currency, the U.S. dollar equivalent of the Chinese RMB that we convert would be reduced.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively and the ability of the PRC entities to obtain financing.

Substantially all of our revenues and operating expenses are denominated in Renminbi. Restrictions on currency exchange imposed by the PRC government may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside the PRC, if any, or expenditures denominated in foreign currencies. Under current PRC regulations, Renminbi may be freely converted into foreign currency for payments relating to “current account transactions,” which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. The PRC entities may also retain foreign exchange in their respective current account bank accounts, subject to a cap set by the State Administration for Foreign Exchange, or SAFE, or its local counterpart, for use in payment of international current account transactions. However, conversion of Renminbi into foreign currencies, and of foreign currencies into Renminbi, for payments relating to “capital account transactions,” which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the Renminbi for capital account transactions could affect the ability of the PRC entities to make investments overseas or to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from the parent entity.

Any existing and future restrictions on currency exchange may affect the ability of the PRC entities or an affiliated entity to obtain foreign currencies, limit our ability to utilize revenues generated in Renminbi to fund any business activities outside the PRC that are denominated in foreign currencies, or otherwise materially and adversely affect our business.

We are required to be in compliance with the registered capital requirements of the PRC.

Under the Company Law of the PRC, we are required to contribute a certain amount of  “registered capital” to our wholly owned subsidiary.  By law, our subsidiaries are required to contribute at least 10% of after tax net income (as determined in accordance with Chinese GAAP) into a statutory surplus reserve until the reserve is equal to 50% of our and our subsidiaries’ registered capital, and between 5% and 10% of its after tax net income, as determined by our board of directors, into a public welfare fund.  These reserve funds are recorded as part of shareholders’ equity but are not available for distribution to shareholders other than in the case of liquidation.  As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax.

The PRC’s Enterprise Income Tax Law (“EIT Law”) provides that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises.” Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for the non-resident enterprises shall be subject to withholding at income source with the payer acting as the obligatory withholder under the EIT Law, and therefore, such income tax is generally called “withholding tax” in practice.  It is currently unclear in what circumstances a source will be considered as located within the PRC.  As a U.S. holding company and substantially all of our income will be derived from dividends we receive from our PRC operating subsidiaries. Thus, if we are considered as a “non-resident enterprise” under the EIT Law and the dividends paid to us by our PRC operating subsidiaries are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.  No dividends were paid to us by our PRC operating subsidiaries in 2007, 2008 or 2009.

Deterioration of the PRC’s political relations with the U.S., Europe, or other nations could make Chinese businesses less attractive to Western investors.

The relationship between the U.S. and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-foreign relations are difficult to predict and could materially adversely affect our operations or cause potential target businesses or services to become less attractive. This could lead to a decline in our profitability. Any weakening of relations between the U.S., Europe, or other nations and the PRC could have a material adverse effect on our operations or our ability to raise additional capital.

The discontinuation of any of the preferential tax treatments currently available to the PRC entities could materially increase our tax liabilities.

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. The current maximum corporate income tax rate is 33%. The new Enterprise Income Tax Law became effective as of January 1, 2008, pursuant to which, an enterprise income tax of 25% applies to any enterprise. Although we were approved by the local tax authority to be exempted from the enterprise income tax for a five-year period commencing in 2007 and ending in 2012, we do not know whether such new law will change the preferential treatment that was granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our net profit.

Because PRC law governs almost all of our operating subsidiaries’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

PRC law governs almost all of the material agreements of our subsidiaries. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC.  The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investment in the PRC.  Certain of our subsidiaries are wholly foreign-owned enterprises, and are subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to wholly foreign-owned enterprises in particular.  Relevant PRC laws, regulations and legal requirements may change frequently, and their interpretation and enforcement involve uncertainties.  For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than under more developed legal systems.  Such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operations.  In addition, confidentiality protections in the PRC may not be as effective as in the U.S. or other countries.  Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with respect to financing sectors, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.  These uncertainties could limit the legal protections available to us and other foreign investors.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, our PRC subsidiaries are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold and/or pay such individual income tax in accordance with PRC laws, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

In addition, the State Administration of Taxation has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are required to comply with the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC.  If our competitors engage in these practices they may receive preferential treatment, giving our competitors an advantage in securing business, which would put us at a disadvantage. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We face risks related to health epidemics and outbreak of contagious disease.

Our business could be materially and adversely affected by the effects of H1N1 Flu, Avian Flu, Severe Acute Respiratory Syndrome (“SARS”) or other epidemics or outbreaks.  In April 2009, an outbreak of H1N1 Flu first occurred in Mexico and quickly spread to other countries, including the U.S. and the PRC.  In the last decade, the PRC has suffered health epidemics related to the outbreak of Avian Flu and SARS.  Any prolonged occurrence or recurrence of H1N1 Flu , Avian Flu, SARS or other adverse public health developments in the PRC may have a material adverse effect on our business and operations.  These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products.  Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

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

As of March 15, 2010, we had 16,790,851 shares of common stock outstanding, many of which are freely transferable under Rule 144.  The sale of these shares may have an adverse effect on the market price for our common stock.

In addition, as of March 15, 2010, we had issued and outstanding warrants to purchase an aggregate of 593,800 shares of our common stock, which are exercisable at a price of $12.50 per share.  Our issuance of additional shares of common stock upon exercise of our outstanding warrants will reduce the percentage equity ownership of holders of shares of our common stock. Further, the exercise of a significant number of warrants, and subsequent sale of shares of common stock received upon such exercise, could cause a sharp decline in the market price of our common stock.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report are not statements of historical or current fact.  As such, they are "forward-looking statements" based on our current expectations, which are subject to known and unknown risks, uncertainties and assumptions.  They include statements relating to:

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

Although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from the results expressed or implied by our forward-looking statements or that may affect our future results, some of these factors are set forth under "Risk Factors" in this report.

Item. 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Under Chinese law, the government owns all of the land in the PRC and companies and individuals are authorized to use the land only through land use rights granted by the PRC government.

Our manufacturing facilities are located in the cities of Harbin and Peng Lai in the PRC. These facilities are operated in accordance with GMP.  We own these facilities and are not subject to costs associated under rental or lease obligations.

In January 2010, we completed the construction of two office buildings and TDR and Haina moved into these new facilities, located in Song Bei District of Harbin City, Heilongjiang Province, PRC.  It is anticipated that residual work, including road construction,  fire control equipment, amenity improvement, and final acceptance, will be completed on these facilities in the third quarter of 2010, at an additional cost of approximately $3.0 million. We own these facilities and are not subject to costs associated under rental or lease obligations.

A breakdown of our facilities by subsidiary is as follows:

	Subsidiaries Facilities as of March 15, 2010, in Square Meters
	TDR	First	Tianlong	Peng Lai
Land Area	35,000	40,000	15,000	40,000
Expiration Year	2058	2054	2051	2056
Production, Warehouse, and Office	14,000	10,000	9,000	12,000

At this time, our subsidiaries Haina and Tian Qing use an insignificant portion of our facilities.

Item 3.  Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.  Reserved.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Until May 28, 2008, our common stock was traded on FINRA’s Over-the-Counter Bulletin Board under the trading symbol “CSKI.”  On May 28, 2008, our common stock commenced trading on the American Stock Exchange under the trading symbol “CSY.”  As of September 14, 2008, we terminated our listing on the American Stock Exchange and became listed on the Nasdaq Global Market under the trading symbol “CSKI.”  Effective as of January 4, 2010, we qualified to be listed on Nasdaq Global Select Market.  The high and low sales prices for our common stock in the fiscal years of 2009 and 2008 are as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	High	Low	High	Low
1st Quarter	$19.11	$10.03	$14.00	$9.40
2nd Quarter	$17.80	$10.21	$17.10	$9.50
3rd Quarter	$16.80	$12.00	$14.99	$9.00
4th Quarter	$25.45	$11.02	$16.28	$6.29

On March 15, 2010, the closing price for our common stock was $17.24.

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

Holders

At March 15, 2010, there were 381 holders of record of our common stock, with 16,790,851 shares issued and outstanding.  Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Securities Authorized For Issuance Under Equity Compensation Plan

As of December 31, 2009, we had only one stock option, bonus, profit sharing, pension or similar plan in place, which is our 2006 Stock Incentive Plan (the “Plan”).  The Plan reserves an aggregate of 1,500,000 shares of our common stock for awards of stock options, stock appreciation rights, restricted stock, performance stock and bonus stock granted thereunder.  The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	$-	1,273,593	(3)
Equity compensation plans not approved by security holders (2)	0	N/A	0
Total	0	$-	1,273,593

(1)	Our board of directors adopted the 2006 Stock Incentive Plan (the “Plan”), to be effective on July 31, 2006. The Plan was approved by the shareholders on July 31, 2006.

(2)	We do not have any equity compensation plans not approved by the security holders.

(3)
The Plan reserves an aggregate of 1,500,000 shares of our common stock for awards of stock options, stock appreciation rights, restricted stock, performance stock and bonus stock granted thereunder.  We have issued the following securities under the Plan:

(a)  In October 2006, we granted stock options to purchase an aggregate of 113,500 shares of common stock to a total of 36 participants under the Plan.  In May 2009, an aggregate of 101,000 of these stock options were exercised on a “cashless” basis by 36 participants, resulting in our issuance of an aggregate of 75,888 shares.  In August 2009, the remaining 12,500 of these stock options were exercised  on a “cashless” basis by 9 participants, resulting in our issuance of an aggregate of 9,407 shares.

(b)  In April 2007, we issued an aggregate of 30,000 shares of restricted stock to a total of 200 individuals under the Plan.

(c)  In July 2008, we issued an aggregate of 30,063 shares of restricted stock to a total of 27 individuals under the Plan.

(d)  In December 2009, we issued an aggregate of 52,844 shares of restricted stock to a total of 11 individuals under the Plan.

Recent Sales of Unregistered Securities

The following is a list of certain securities we sold or issued during fiscal 2008.   There were no underwriting discounts or commissions paid in connection with the sale of these securities, except as otherwise noted.   Certain information previously included in prior Exchange Act reports we filed has not been furnished in this report.

As of December 26, 2009, we issued 52,844 “restricted” shares of our common stock to certain employees, executive officers and directors of ours as consideration for services pursuant to our 2006 Stock Incentive Plan.

We believe the issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Item 6.  Selected Financial Data.

Key financial data from the fiscal years ended December 2005 to 2009 is set forth in the following table.

	For the Years Ended December 31, ($ in thousands, except per share data)
	2009	2008	2007	2006 (as restated)	2005
Operating Data:
Revenues	$130,092	$91,816	$49,318	$19,882	$7,712
Cost of Goods Sold	31,671	22,403	10,940	5,063	2,214
Gross Profit	98,421	69,413	38,379	14,819	5,498
Selling expense	30,763	22,968	14,784	9,894	2,540
General and administrative expense	4,191	2,514	1,380	844	735
Research and development	14,960	7,413	3,158	2,027	64
Income from Operations	46,251	35,659	18,614	1,932	2,462
Other Income (Expense)	(1,291)	814	38	(228)	(18)
Provision for income taxes	10,503	7,616	3,319	1,080	356
Net Income	$34,457	$28,857	$15,333	$624	$2,089
Basic Earnings Per Share	$2.08	$1.91	$1.27	$0.05	$0.19
Diluted Earnings Per Share	$2.07	$1.87	$1.15	$0.05	$0.19

Balance Sheet Data:
Total Assets	$140,363	$101,259	$37,285	$16,681	$8,992
Total current liabilities	9,389	6,326	5,040	2,370	1,641
Working Capital	67,000	49,509	15,447	7,798	2,858
Stockholder's Equity	$130,974	$94,933	$32,245	$14,311	7,351

Other Data:
Net cash provided by operating activities	$33,449	$27,538	$11,601	$5,183	1,090
Net Cash used in investing activities	($21,154)	($23,115)	($10,261)	($4,597)	(776)
Net Cash provided by (used in) financing activities	$29	$25,355	($33)	($2,931)	591

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

DISCUSSION

We are engaged, through our China-based indirect subsidiaries described below, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb-based pharmaceutical and medicinal products.  Our principal products are external use TCMs.  We have evolved into an integrated manufacturer, marketer and distributor of external-use TCM products sold primarily in the PRC and through Chinese domestic pharmaceutical chains.  Recently, we have been expanding our worldwide sales effort as well.  Prior to 2009, we sold both our own manufactured products, as well as medicinal and pharmaceutical products manufactured by others on a contract basis, categorized by us as Contract Sales.  Commencing in 2009, we discontinued all of our Contract Sales as part of our revised strategic plan.

In 2009, we achieved continued growth on the sale of our own product line through our sustained efforts to expand our distribution channels and promote our products.  For the year ended December 31, 2009, total revenues were $130,092,000, compared to $91,816,000 and $49,318,000 for the years ended December 31, 2008 and 2007, respectively.  Net income was $34,457,000, or $2.07 per share, in 2009, compared to net income of $28,857,000, or $1.87 per share, in the 2008, and net income of $15,333,000, or $1.15 per share, in 2007, as calculated on a diluted basis for all periods presented.

All of our business is conducted through our wholly-owned subsidiary, ACPG which, in turn, wholly owns Harbin TDR, and TDR’s subsidiaries.

Recent Developments

On April 3, 2008, TDR completed its acquisition of Tianlong, a company that had a variety of medicines approved by the SFDA and new medicine applications, and which was in the business of manufacturing external-use pharmaceuticals.  TDR previously acquired the Beijing sales office of Tianlong in mid-2006.  In connection with this transaction, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from its sole stockholder, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of $8,000,000 in cash, and 23,850 shares of our common stock (valued at $12.00 per share).

On April 18, 2008, TDR consummated its acquisition of Haina, licensed as a wholesaler of TCM, bio-products, medicinal devices, antibiotics and chemical medicines.  Haina did not have an established sales network and was acquired for its primary asset, a GSP license issued by the Heilongjiang Province office of the SFDA.  The SFDA only issues such licenses to pharmaceutical resellers that maintain certain quality control standards.  The GSP license was issued as of December 21, 2006 and will expire on January 29, 2012.  This GSP license has enabled us to expand our sales of medicinal products without having to go through a lengthy license application process.  In connection with this transaction, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of approximately $437,000.

On September 5, 2008, TDR acquired Peng Lai, from Peng Lai Jin Chuang Group Corporation.  Peng Lai, which has received Good Manufacturing Practice (“GMP”) certification from the SFDA, was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC.  In connection with this transaction, TDR acquired all of Peng Lai’s assets, including, without limitation, franchise, production and operating rights to a portfolio of twenty (20) medicines approved by the SFDA, for an aggregate purchase price of approximately $7,000,000 million, consisting of approximately $2,500,000 million in cash, and 381,606 shares of our common stock (valued at $12.00 per share).

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

In fiscal 2007, our sales model was focused on the creation of our own distribution channels.  Therefore, we sold products directly to many smaller distributors and retail store locations.  In fiscal 2008, we changed our business model and entered into distribution agreements with larger regional sales agents, who resell to smaller distributors and retail store locations.  In addition, we entered into contracts with nationwide chain pharmacies, such as Nepstar, Tong Ren Tang, Jin Xiang, and Ren Min Tong Tai.  Through the extensive sales networks of these nationwide chains, we are able to reach all major metropolitan areas throughout the PRC.  These changes to our product distribution channels resulted in our direct customer base decreasing from 943 customers at December 31, 2007 to 212 customers at December 31, 2009.

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

In fiscal 2007, 26.4% of our total revenues, or $12,998,000, was attributable to sales of other manufacturers’ products through Contract Sales.  One of the main manufacturers for which we resold products was Tianlong.  On April 3, 2008, we acquired Tianlong and were able to fully integrated Tianlong’s products, which we had been previously selling on a contract basis, into our marketing and distribution channels.  Following the acquisition of Tianlong we continued to phase out our Contract Sales and, as of the end of fiscal 2008, we no longer sell other company’s products on a contract basis.

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers.  As a result, we were able to minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales.  However, due to the forecasts for certain cost increases of raw materials in fiscal 2010, we began to increase our inventory levels toward the second half of 2009.

Results of Operations

For the years ended December 31, 2009, 2008 and 2007

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold,  gross profit and gross profit margin during the fiscal years ended December 31, 2009, 2008, and 2007:

	For the Years Ended December 31, ($ in thousands)
	2009	Variance	2008	Variance	2007
Revenues
Product Sales (net of sales allowance)	$130,092	51%	$86,161	137%	$36,320
Contract Sales	0	-	5,655	(57%)	12,998
Total Revenues	$130,092	42%	$91,816	86%	$49,318

Cost of Goods Sold
Cost of goods sold	31,671	41%	22,403	105%	10,940

Gross Profit	$98,422	42%	$69,413	81%	$38,378
Gross Profit Margin	75.7%		75.6%		77.8%

Year over year – 2009 to 2008

Total revenues increased by approximately $38,276,000, or 42%, from approximately $91,816,000 in the fiscal year ended December 31, 2008, to approximately $130,092,000 for the fiscal year ended December 31, 2008.  The increase in our revenues is primarily attributable to increase in our product sales related to:

•	strong performances from our sales distribution channels, obtained by our hiring of additional direct territory managers and sales agents;

•	our efforts to locate and cooperate with more reputable distributors for certain of our products;

•	the increase in marketing and advertising expenditures of approximately $7,228,000, or 99%, from approximately $7,299,000 in fiscal 2008 to approximately $14,527,000 in fiscal 2009; and

•
the full-year effect of sales of products of Tianlong, which generated approximately $43,138,000 and approximately $13,803,000 in 2009 and 2008, respectively, and Peng Lai, which generated approximately $11,188,000 and approximately $2,164,000 in 2009 and 2008, respectively, two of the businesses we acquired in fiscal 2008.

The increase in our product sales were partially offset by our discontinuance of all Contract Sales in fiscal 2009, which we began to phase out in fiscal 2008.

Cost of goods sold increased by approximately $9,268,000, or 41%, to approximately $31,671,000 in fiscal 2009 compared to the prior year.  This increase was directly related to an increase in sales.

Gross profit increased by 42%, from approximately $69,413,000 in 2008 to approximately $98,422,000 in 2009.  Our gross margin remained constant at approximately 76%.

Year over year – 2008 to 2007

 Total revenues increased by approximately $42,498,000, or 86%, from approximately $49,318,000 in the fiscal year ended December 31, 2007, to approximately $91,816,000 for the fiscal year ended December 31, 2008.  The increase in revenue is primarily attributable to strong performances from our sales distribution channels, and our sales of products of Tianlong and Peng Lai, which we acquired in fiscal 2008.

Product sales increased by 137% in the year ended December 31, 2008, to approximately $86,161,000 from approximately $36,320,000 in 2007.  This growth in sales is attributable to volume and our efforts to continue to develop our distribution channels by hiring additional direct territory managers and sales agents to assure that our products and their associated benefits are seen by those making or influencing the purchasing decisions, and our sales of products of Tianlong and Peng Lai, which we acquired in fiscal 2008.

Contract sales of non-manufactured products amounted to approximately $5,655,000 in the year ended December 31, 2008, or a significant decrease of approximately $7,343,000 from sales of approximately $12,998,000 in 2007.

In 2007, our sales model was focused on the creation of our own distribution channels.  Therefore, we sold products directly to many smaller distributors and retail store locations.  In 2008, we changed our business model and entered into distribution agreements with larger regional sales agents, which resell to smaller distributors and retail store locations.  In addition, we began entering into contracts with nationwide chain pharmacies.  In 2008, TDR began to discontinue contract sales as part of its strategic goals.

Our change of sales strategy in fiscal 2008 was initiated to improve product channel efficiencies, and to give us access to an increased number of ultimate purchasers.  We believe that these changes will lead to further increased revenue by extending the reach of our distribution network.  We also believe that, by reducing the number of customers we sell to directly, we will be able to streamline our accounts receivable management and collection, and reduce channel distribution costs.  These favorable cost variances are expected be partially offset by product price incentives we grant to the larger agents with which we have contracted.

Cost of goods sold increased by approximately $11,464,000, or 105%, from approximately $10,940,000 in the year ended December 31, 2007, to approximately $22,403,000 for the year ended December 31, 2008, as a direct result of increased sales activities, partially offset by a higher gross margin on our sales of Tianlong products following the acquisition in April 2008. Overall, our product gross margins decreased slightly to 76% for the year ended December 31, 2008 from 78% for the year ended December 31, 2007. From January 1, 2008 thought April 2, 2008, revenues from Tianlong contract sales were approximately $1,477,000, and gross profit from these sales were approximately $1,173,000. The gross margin from these sales were approximately 79.4%, After our acquisition of Tianlong, revenues from sales of Tianlong products were approximately $13,803,000, and gross profit from these sales were approximately $12,298,000. The gross margin from these sales was approximately 89.1%. This increase in gross margin from sales of Tianlong’s products following the acquisition was offset by the decrease in gross margins related to sales of certain TDR’s products due to our reduction in the sales prices of certain of our products to be competitive in the PRC market.

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the fiscal years ended December 31, 2009, 2008, and 2007:

	For the Years Ended December 31, ($ in thousands)
	2009		2008		2007
Product Category	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Patches	$40,770	31.3%	$35,484	38.6%	$19,609	39.9%
Ointments	28,862	22.2%	23,068	25.1%	3,270	12.6%
Sprays	$18,499	14.2%	10,613	11.6%	8,742	18.7%
Diagnostic Kits	10,239	7.9%	8,781	9.6%	2,994	6.1%
Contract Sales	$0	0.0%	5,655	6.2%	12,998	16.6%
Others	31,722	24.4%	8,215	8.9%	1,705	6.2%
Total	$130,092	100.0%	$91,816	100.0%	$49,318	100.0%

Year over year – 2009 to 2008

During the fiscal year ended December 31, 2008, we acquired Tianlong  (April 2008), Haina (April 2008) and Peng Lai (September 2008).  Our revenues increased in 2009 compared to 2008, primarily due to our cooperation with more reputable sales agents and distributors, which have been able to put our products in more extensive sales networks, and the full-year effect of sales of products of Tianlong and Peng Lai, two of the businesses we acquired in fiscal 2008.  As a result of signing agreements with these distributors, the sales revenues for products in the patches, sprays, and diagnostic kits categories increased 14.9%, 74.3%, and 16.6% year over year.  The revenue increase of approximately $5,794,000 in the ointment category, and the revenue  increase of approximately $23,507,000 in other products category, are primarily due to our increased spending in marketing and advertising for certain products in these categories.  Tianlong’s products generated approximately $43,138,000 and $13,803,000 in 2009 and 2008, respectively.  Revenue generated by Tianlong’s products are included in the ointment, spray and other product categories.  Peng Lai’s products generated approximately $11,188,000 and $2,164,000 in 2009 and 2008, respectively.  Revenue generated by Peng Lai’s products are included in the other product category.  These increases were partially offset by a decrease in our contract sales of approximately $5,655,000, due to our discontinuance of all contract sales as of January 1, 2009.

Out of the 91 products we commercialized in fiscal year 2009, 10 products accounted for approximately 68% of the total revenue.  Out of the 97 products we commercialized in fiscal year 2008, 10 products accounted for approximately 72% of total revenue.

Year over year – 2008 to 2007

Our increase in revenues in 2008 as compared to 2007 was due to a combination of our sale of products of Tianlong and Peng Lai, two of the businesses we acquired in fiscal 2008, as well as our internal growth driven by increases in the revenues of TDR and First.

Our internal growth was driven by increases in the revenues of TDR, which increased from $33,326,000 in 2007 to $60,078,000 in 2008 and First, which increased from approximately $2,994,000 in 2007 to approximately $8,781,000 in 2008.  These increases were partially offset by a decrease in our contract sales of approximately $7,358,000, or 57% from approximately $12,998,000 in fiscal 2007 to approximately $5,640,000 in fiscal 2008, due primarily to our discontinuance of contract sales of Tianlong products following the acquisition of Tianlong as of April 3, 2008.

In 2008, before TDR acquired Tianlong, the majority of our contracts sales consisted of products purchased from Tianlong. In 2008, TDR began to discontinue contract sales, and in 2009, TDR discontinued contract sales as part of its strategic goals and, in 2009 TDR discontinued contact sales. Revenues derived from the sale of a Tianlong product of approximately $4,805,000 and approximately $1,477,000 for 2007 and 2008 respectively, have been reallocated to each of the appropriate product categories to present a more appropriate measure of our revenues by product line.

Following the Tianlong acquisition, we were able to fully integrate Tianlong’s products into our marketing and distribution channels and increase overall sales.  As a result, we derived an aggregate of approximately $13,803,000 from the sale of Tianlong’s products for the remainder of 2008, in addition to approximately $1,447,000 of contract sales of Tianlong’s products from January 1, 2008 through the Tianlong acquisition.

Prior to our acquisition of Peng Lai, as of September 5, 2008, Peng Lai had nominal production and operations.  Following the acquisition, Peng Lai contributed revenue of approximately $2,164,000 to our total revenue in 2008.

Haina did not have an established sales network and was acquired only for its GSP license.

Operating Expenses

The following table summarizes the changes in our operating expenses for the years ended December 31, 2009, 2008 and 2007:

	For the Years ended December 31, ($ in thousands)
	2009	Variance	2008	Variance	2007
Operating Expenses
Selling expense	$30,763	34%	$22,969	55%	$14,784
General and administrative expense	4,191	67%	2,514	82%	1,380
Depreciation and amortization	2,255	163%	858	94%	443
Research and development	14,960	102%	7,413	135%	3,158
Total operating expenses	$52,170	55%	$33,754	71%	$19,765
Percentage of operating expenses to revenue	40.1%		36.8%		40.1%

Year over year – 2009 to 2008

Total operating expenses increased by approximately $18,416,000, or 55%, from approximately $33,754,000 in the fiscal year ended December 31, 2008, to approximately $52,170,000 for the fiscal year ended December 31, 2009.

Selling expenses increased by approximately $7,794,000 in 2009 compared with 2008. This increase was primarily related to increased costs of advertising from approximately $7,299,000 in 2008 to approximately $14,527,000 in 2009, resulting from our increased marketing and sales efforts.

  General and administrative expenses for the year ended December 31, 2009 increased approximately $1,677,000, or 67%, compared with 2008.  This increase was primarily due to an expense for share based compensation, of approximately $1,242,000, for shares we issued in December 2009.

Depreciation and amortization expenses in 2009 increased by approximately $1,397,000, or 163%, compared with 2008.  This increase was primarily due to:

•	the amortization of certain proprietary technologies we acquired in the fourth quarter of fiscal 2008, in the amount of approximately $6.6 million, which are amortized over a period of 10 years; and

•
the full year effect of depreciation and amortization of tangible and intangible assets we acquired in the business acquisitions we consummated in fiscal 2008, in the amount of approximately $15.7 million.

Research and development expenses were approximately $14,960,000 in the year ended December 31, 2009, compared to approximately $7,413,000 for 2008.  The increased R&D expenses in 2009 were primarily due to our research and development of certain proprietary technologies.  Set forth below is a table of our major research and development projects, respective stage of development and applicable expenses for 2009:

Major Research and Development Expenses in Fiscal 2009 ($ in thousands)
Projects	Stage	Expenses	% of total R&D
Diagnostic Kits - 6 products	Clinical trial	$2,727	18.2
Injections - 6 projects	Clinical trial	1,944	13
Breast Cancer Technology	Efficacy testing, Acute and Long Term Toxicity testing	2,272	15.2
Patches - 4 products	Extraction optimization testing	1,820	12.2
Monoclonal Antibody	Completed	965	6.5
Endostatin	Efficacy testing, Acute and Long Term Toxicity testing	439	2.9
Antroquinonol	Clinical trial	387	2.6
Radix Isatidis granule and syrup	Production process optimization	282	1.9
Naftopidil Dispersible tablets	Production process optimization	256	1.7
Sertraline Hydrochloride capsules	Production process optimization	$249	1.7
Total		$11,341	75.8

Year over year – 2008 to 2007

Total operating expenses increased by approximately $13,989,000, or 71%, from approximately $19,765,000 in the fiscal year ended December 31, 2007, to approximately $33,754,000 for the fiscal year ended December 31, 2008.

Selling expenses increased by approximately $8,185,000 in 2008 compared with 2007.  The higher selling expenses are primarily related to

•	increased costs of advertising, from approximately $4,385,000 in 2007, to approximately $7,299,000 in 2008; and

•	increased sales commissions resulting from our increased revenues.

  General and administrative expenses for the year ended December 31, 2008 increased approximately $1,134,000, or 82%, over the 2007.  The higher general and administrative expenses are primarily due to the increases in salaries and other administrative expenses resulting from the business acquisitions we made in fiscal 2008.  In 2008, we recorded share-based compensation expense of $316,000, as compared to $235,000 in 2007

Depreciation and amortization in 2008 increased by approximately $415,000 compared 2008. The higher depreciation and amortization expenses are primarily due to the increased tangible and intangible assets we acquired through the business acquisitions we consummated in 2008.

We conduct our research and development activities both internally and through collaborative arrangements with universities and research institutions.  Our research and development expenses were approximately $7,413,000 in the year ended December 31, 2008, compared to approximately $3,158,000 in the year ended December 31, 2007. The increased R&D expenses in 2008 were primarily due to our taking over of the ongoing research and development projects in Tianlong and Peng Lai because of these two acquisitions.

Historically, our internal research and development activities have been conducted at our research, development and laboratory facilities located at the principal business offices of its wholly-owned subsidiary, TDR.  In 2007, our research and development projects consisted of a total of eight diagnostic kits. These bio-engineering projects were conducted by TDR’s wholly-owned subsidiary, First.  In 2008, we spent an immaterial amount on research and development for these eight products, of which:

•	we received approval by the SFDA of our Ovulation Diagnostic Kit;

•	our Prostate Cancer Diagnostic Kit and Urine Micro-Albumin Colloid Gold Diagnostic Kit were submitted to the SFDA for approval; and

•	the remaining five products were undergoing long-term stability testing while we provided supplemental documentation to the SFDA for these projects.

As previously discussed, in fiscal 2008 we acquired Tianlong and Peng Lai.  As a result, we had 47 projects in development in fiscal 2008.  Set forth below is a table of our research and development expenses for 2008, classified by product category and stage of development:

		Stage of Development by Number of Projects and U.S. Dollar Amount ($ in thousands)
Category		Application and Efficacy	Acute and Long Term Toxicity	Long Term Stability	Pending SFDA Approval	Supplemental Documentation	SFDA Approval	TOTAL
Bio-Engineering (a)	#	1 (b)	1 (c)	13	2	-	1	18
		$$948	$1,192	$2,261	-	-	-	$4,401
Eye Drops	#	-	-	-	-	-	2	2
		$-	-	-	-	-	$103	$103
Nasal Drops	#	-	-	-	-	-	1	1
		$-	-	-	-	-	$61	$61
Injections	#	-	-	-	1	-	4	5
		$-	-	-	$104	-	$510	$614
Spray	#	-	-	-	1	-	-	1
		$-	-	-	$139	-	-	$139
Ointment	#	-	-	-	1	1	1	3
		$-	-	-	$112	$90	$115	$317
Suppository	#	-	-	-	3	4	2	9
		$-	-	-	$273	$352	$217	$841
Gel	#	-	-	-	-	2	2	4
		$-	-	-	-	$293	$136	$429
Liquid	#	-	-	-	2	2	-	4
		$-	-	-	$209	$210	-	$419
TOTAL	#	1	1	13	10	9	13	47 (d)
		$$948	$1,192	$2,261	$837	$944	$1,142	$7,324 (e)

(a)  Bio-engineering projects include our Endostatin cancer treatment drug, breast cancer drug and diagnostic kits.  The diagnostic kits are designed for testing for different cancers and viruses, such as prostate cancer, stomach cancer, ovarian cancer, rectal cancer, liver cancer, Hepatitis B and C, human papilloma virus and mycoplasma virus.  Diagnostic kits accounted for approximately 30.5% of total R&D expenditures in 2008.

(b)  In fiscal 2008, we spent approximately $948,000 on research and development related to Monoclonal antibodies, which represented approximately 12.8% of our total R&D expenses.  Monoclonal antibodies are a bioactive substance produced naturally when human cells identify and resist pathogenic intrusion from outside.  Monoclonal antibody technology can produce large amounts of pure antibodies.  Therefore, Monoclonal antibodies have tremendous applications in the field of diagnostics, therapeutics, and targeted drug delivery systems, not only for infectious disease caused by bacteria, viruses and protozoa but also for cancer, metabolic and hormonal disorders.

(c)  In fiscal 2008, we spent approximately $1,192,000 on our Endostatin cancer treatment drug, which represented approximately 16.1% of our total R&D expenses.  Endostatin is a cancer treatment drug that works by “starving” cancer cells by restricting the generation of blood vessels around cancer lesions, thereby inhibiting, to a degree, the source of nutrients upon which the cancer cells survive.

(d)  Except as set forth in notes (b) and (c) above, no single project represented a material amount of our total R&D expenditures in fiscal 2008.

(e)  Does not include costs for materials used in our R&D projects.  Our total R&D expenditures for fiscal 2008 were approximately $7,413,000.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2009 and 2008 and for each of the years then ended:

	As of December 31, ($ in thousands, except ratio and days)
	2009	2008

Cash and cash equivalents	$52,756	$40,288
Current ratio	8.1	8.8
Quick ratio	7.9	8.8
Average accounts receivable collection days	51.6	45.5
Average inventory turnover days	21.6	18.2
Working capital	$67,000	$49,509
Inventories	$2,413	$462

Cash provided by (used in):
Operating activities	$33,449	$27,538
Investing activities	$(21,154)	$(23,115)
Financing activities	$29	$25,355

As of December 31, 2008, cash and cash equivalents were approximately $52,756,000 as compared to $40,288,000 at December 31, 2008.  We had working capital at December 31, 2008 of approximately $67,000,000, compared to $49,509,000 at December 31, 2008.  Our increase in working capital in 2009 was principally due to increased cash and cash equivalents funded by the increased cash flows generated from our operating activities of $33,449,000.  We consider current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2010.

Cash flows provided by operating activities was approximately $33,449,000 for the year ended December 31, 2009 compared to $27,538,000 in 2008.  Cash flows provided by operating activities were primarily attributable to net income of approximately $34,457,000 and non-cash depreciation and amortization of approximately $2,747,000, partially offset by accounts receivable of approximately $6,204,000 and inventories of approximately $1,948,000.

Cash flows used in investing activities was approximately $21,154,000 for the year ended December 31, 2009 compared to approximately $23,115,000 in 2008. Cash flows used in investing activities in 2008 was primarily related to our purchase of properties and equipment in connection with the business acquisitions we consummated in 2008.  Cash flows used in investing activities in 2009 was primarily related to our expenditures in construction in progress of approximately $9.9 million, in connection with our construction of our new corporate headquarters, as well as the purchase of proprietary technologies for Antroquinonol, a drug used for treatment of lung and liver cancers in the amount of approximately $5.1 million, and Small RNA diagnosing technology, used for detecting heart diseases in its early stage, in the amount of approximately $5.8 million.

Cash flows provided from financing activities was approximately $29,000 for the year ended December 31, 2009 compared to approximately $25,355,000 for the same period in 2008. Our higher cash flows provided from financing activities in 2008 were primarily due to the private offering we completed in January 31, 2008, as well as cash generated from the exercise of warrants by certain warrant holders of ours.

In January 2010, we completed the construction of two office buildings and moved into these new facilities.  It is anticipated that residual work, including road construction,  fire control equipment, amenity improvement, and final acceptance, will be completed on these facilities in the third quarter of 2010, at an additional cost of approximately $3.0 million.

Our current ratio was 8.1 at December 31, 2009 compared to 8.8 at December 31, 2008 and the quick ratio was 7.9 at December 31, 2009 compared to 8.8 at December 31, 2008. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

We calculate accounts receivable turnover by averaging the opening and closing balances of out accounts receivable during that period and dividing that amount by our average daily sales during that period.  Since accounts receivables fluctuate over the course of each quarter, in order to determine a more representative accountant receivables collection days, management calculates the turnover rate on a quarter-by-quarter basis.

In fiscal 2008, we implemented our new sales strategy to contract with regional sales agents and large pharmacy chains rather than directly with smaller distributors and individual retail stores.  As a result, the number of customers we sell to directly has dramatically decreased from 943 in 2007 to 212 in 2009.  This lower number of customers has helped us to better manage our accounts receivable.  In addition, we are now selling directly to more reputable local pharmacy chains, which pay earlier and more consistently.  Our average daily sales and turnover for each quarter during 2008 and 2009 were as follows:

Quarter Ended	Average Daily Sales ($ in thousands)	Average A/R ($ in thousands)	Turnover Days
March 31, 2008	$136	$10,157	74.5
June 30, 2008	$261	$9,377	35.9
September 30, 2008	$326	$9,298	28.5
December 31, 2008	$282	$12,134	43.0
2008 Annual Average			45.5
March 31, 2009	$276	$14,528	52.7
June 30, 2009	$354	$15,125	42.8
September 30, 2009	$475	$19,921	41.9
December 31, 2009	$324	$22,403	69.0
2009 Annual Average			51.6

Accounts receivable turnover days fluctuate from quarter to quarter due to the following:

•	Sales revenue varies, which results in changing average daily sales;

•	Accounts receivable collections are slower during the fourth fiscal quarter and the first fiscal quarter, partly due to the Chinese public holidays within that period (about three weeks in total).

•
During the second and third quarter of each year, due to stronger sales volume, the product turnover rate at the Company’s distributors and agents is higher, resulting in their shorter accounts payable periods.

During 2008 and 2009, our average inventory turnover was approximately 18 and 22 days, respectively.  Since sales and costs of goods sold fluctuate over the course of each quarter, in order to determine a more representative inventory rate, management calculates inventory rate on a quarter-by-quarter basis, and then takes the average of the resulting numbers. Management calculates our inventory turnover rate using total inventory rather than just finished goods, because our production cycle is of an extremely short duration.

Our inventory turnover days for the years ended December 31, 2009 and 2008 calculated by using average daily costs of goods sold and average inventory for each quarter were as the following:

Quarter Ended	Average Daily COGS ($ in thousands)	Average Inventory ($ in thousands)	Turnover Days
March 31, 2008	$31	$583	18.6
June 30, 2008	$61	$1,109	18.3
September 30, 2008	$80	$1,614	20.2
December 31, 2008	$72	$1,133	15.7
2008 Annual Average			18.2
March 31, 2009	$67	$891	13.3
June 30, 2009	$85	$1,446	17.0
September 30, 2009	$118	$2,335	19.7
December 31, 2009	$76	$2,755	36.3
2009 Annual Average			21.6

One reason for the quarterly fluctuations in our number of inventory turnover days is that, historically, our inventory is at its lowest levels at the end of each calendar year and in the first fiscal quarter.  We draw down our inventory levels in December of each year for two main reasons.  First, our customers want to receive goods prior to the holiday season.  In addition, the first calendar quarter is traditionally our slowest sales period.  Since a lower volume of sales activity normally occurs during the first quarter of each calendar year, we believe it is prudent to avoid incurring unnecessary inventory carrying costs.  At the appropriate time toward the end of the first calendar quarter of each fiscal year, we begin to ramp up our inventory levels to prepare for increased demand during the coming stronger selling periods.

Second, the number of inventory turnover days in each fiscal quarter of 2009 was lower than in the comparable quarter of 2008, due to an increase in our revenues for each quarter in 2009 compared to the same quarter in the prior year. Inventory did not increase at the same level as revenues, which resulted in varying amounts of cost of goods sold, and a corresponding lower number of inventory turnover days.

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers.  As a result, we could minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales.  However, due to the forecast of certain cost increases of raw materials in 2010, management began to increase the inventory levels toward the second half of 2009.

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

In connection with the Offering, we paid a placement agent (the “Placement Agent”) a fee of five percent (5%) of the Offering Proceeds. In addition, we paid the Placement Agent’s legal fees and additional out-of-pocket expenses related to the Offering.

We used the net proceeds from the Offering primarily for: (a) acquisitions, (b) new product marketing, (c) expenses related to the Offering and the Registration Statement (defined below), and (d) general working capital purposes.

As of the Closing Date, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which it agreed that within sixty (60) calendar days of the Closing Date (the “Filing Date”), we would file a registration statement (the “Registration Statement”) with the SEC, on the appropriate form, covering the resale of (i) the Purchased Shares, and (ii) the common stock issuable upon exercise of the Purchased Warrants (the “Warrant Shares”) (collectively (i) and (ii), the “Registrable Securities”). Further, we agreed to use our best efforts to (a) cause the Registration Statement to be declared effective within one hundred twenty (120) calendar days from the Filing Date, or, if reviewed by the SEC, within one hundred fifty (150) calendar days after the Filing Date, and (b) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144 (the “Registration Requirements”). We have not yet satisfied the Registration Requirements.  We engaged an independent third-party consultant to calculate the derivative liability resulting from our failure to register the Registrable Securities for resale.  The calculation was made using the Black-Scholes model.  The liability was deemed to be immaterial as of December 31, 2009.

Notwithstanding anything to the contrary stated in the Registration Rights Agreement, the Company shall be entitled to limit the Registrable Securities to the extent necessary to avoid any issues arising from interpretations by the SEC of Rule 415 of the Securities Act of 1933, as amended.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of our Common Stock, at an exercise price of $12.50 per share (the “Exercise Price”), and have the following additional characteristics:

•
The Class A Warrants shall be exercisable beginning on the six-month anniversary of the Closing Date and will expire three years thereafter (the “Expiration Date”); provided, however, if, among other things, we fail to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement (the “Effectiveness Deadlines”), the Expiration Date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines.

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

As of March 15, 2010, we have 593,800 Class A Warrants outstanding. If all of these Class A Warrants were exercised for cash pursuant to their terms, we would receive $7,422,500 in proceeds, although there can be no assurance that any of these Class A Warrants or placement agent warrants will be exercised for cash.

Significant Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the U.S., which were utilized in the preparation of our financial statements.  Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities.  Management considers such accounting policies to be critical accounting policies.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.

While our significant accounting policies are more fully described in Note 3 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Use of estimates

The preparation of the financial statements included in Item 8 of this Annual Report on Form 10-K in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Significant estimates include values and assigned lives to acquired tangible and intangible assets, uncollectible accounts receivable, impairment testing of goodwill and other long-lived assets.   Actual results may differ from these estimates.

Accounts receivable

Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts.  The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness.  As of December 31, 2009 our allowance for doubtful accounts was $56,000 and $50,000, respectively.

Inventories

Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method.  Inventory units are valued using the weighted average method.  Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions.  There are no inventory reserve provision recorded at December 31, 2009 and 2008.

Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation.  Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  We use an estimated residual value of 5% of cost, or valuation for both financial and income tax reporting purposes.  The estimated lengths of the useful lives of our property and equipment are as follows:

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable.  If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, we will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.  We did not record any impairment charges in the years ended December 31, 2009, 2008 and 2007.

Intangible assets

Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.”  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized.  We review our long-lived assets, including property and equipment and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.  Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.  We recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other approximate methods.  We did not record any impairment charges for the years ended December 31, 2009,2008 and 2007.

Intangible assets consists of proprietary technologies, SFDA licenses for drug batch numbers, and goodwill. We acquired proprietary technologies from a non-related third party.  The fair value of proprietary technologies recorded in our financial statements is appraised periodically and amortized during its estimated useful life.  SFDA licenses for drug batch numbers were acquired through business acquisitions of Tianlong and Peng Lai.  Goodwill consists the payments we made when we acquired Tianlong’s Beijing sales office and Haina.  We have registered “Kang Xi” as our trademark, which is used for all of our TCM products.  The “Kang Xi” trademark was developed internally and registered by TDR before we became a public company.  Our cost basis in the trademark is nominal.  Therefore, we did not have our “Kang Xi” trademark appraised, or record an intangible asset for it.  Additionally, none of the costs associated with the trademark have been capitalized.

As of December 31, 2009, the remaining weighted average life of our intangible assets is approximately 8 years.

Revenue recognition

Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We believe that all of these criteria are satisfied upon shipment from its facilities.  Historically, we estimated returns, allowances and claims have been deemed immaterial.  Our sale agreements only allow a return if the product has quality related issues.  In such event, we accept the return for equivalent product exchange from inventory only.

We occasionally apply to various government agencies for research grants.  Revenue from such research grants is recognized when earned.  In situations where we receive payment in advance for the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.

Research and Development

Research and development expenses include the costs associated with our internal research and development, as well as research and development conducted by third parties.  These costs primarily consist of salaries, clinical trials, outside consultants, and materials.  All research and development costs are expensed as incurred.

Third-party expenses reimbursed under non-refundable research and development contracts are recorded as a reduction to research and development expense in the consolidated statement of operations.

We recognize in-process research and development in accordance with ASC topic 730, “Research and Development.” Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired.  Certain assets and other technologies acquired that has foreseeable future cash flows are capitalized as intangible assets.  Such intangible assets are amortized starting from the year revenue is generated and amortized over an estimated period of 10 years. Should these capitalized intangible assets have no future benefit, we will record an immediate write-off for the remaining net carrying value within the consolidated statement of operations.

We incurred research and development expenses of approximately $14,960,000, $7,413,000, and $3,158,000, for the years ended December 31, 2009, 2008, and 2007, respectively in research and development costs.

Recent Accounting Pronouncements

Refer to Note 3 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K, which discusses new accounting pronouncements we adopted during 2009, as well as accounting pronouncements recently issued or proposed but not yet required to be adopted.

Contractual Obligations and Commercial Commitments

As of December 31, 2009, we have commitments and contractual obligations as follows:

In January 2010, we completed the construction of two office buildings and moved into the new facilities located in Song Bei District of Harbin city, PRC.  We spent approximately $9.9 million, $730,000, and $2.1 million in the year of 2009, 2008, and 2007 respectively for this construction in progress.  It is anticipated that residual work, including road construction,  fire control equipment, amenity improvement, and final acceptance, will be completed on these facilities in the third quarter of 2010, at an additional cost of approximately $3.0 million.

The continuing development of 8 research and development projects, which commenced in the second half of fiscal 2009, have been carried over to the year of 2010 according to our contracts signed with various research institutions. The expenditures for these 8 research and development projects in the year of 2010 is expected to be approximately $2.4 million.

Other than the above contracts and commitments, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, and other long term liabilities reflected on our balance sheet under GAAP.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the year ended December 31, 2008 were denominated primarily in RMB, the currency of China, and were converted into U.S. dollars at the exchange rate of 6.96225 RMB to 1 U.S. Dollar.  In the third quarter of 2005, the RMB began to rise against the U.S. dollar.  There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable.  A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2009, we do not invest or trade market risk sensitive instrument or have any debt subject to interest rate fluctuations.

Substantially all of our revenues and expenses are denominated in RMB.  Since 1994, the exchange rate for the RMB against the U.S. dollar has remained relatively stable, most of the time in the region of approximately RMB8.00 to U.S.$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. Currently, exchange rates are approximately RMB6.8 to U.S.$1.00 resulting in the increase in price of Chinese products to U.S. purchasers.  As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  If we decide to convert RMB into U.S. dollars and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB that we convert would be reduced.

Inflation in China has not materially impacted our results of operations in recent years, but we can provide no assurance that we will not be affected in the future.  According to the PRC National Bureau of Statistics, the inflation rate in the consumer price index in China was 5.9%, 4.8%, and 1.9% in 2009, 2008, and 2007, respectively.

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earned an annual interest income yield of approximately 0.36% for the year ended December 31, 2009.  For all the bank accounts in the PRC, we earned interest income of approximately $71,000, $112,000 and $10,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Item 8.  Financial Statements and Supplementary Data.

Index to the Consolidated Financial Statements of China Sky One Medical, Inc.

PAGE

Reports of Independent Registered Public Accounting Firms	F-2

Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007	F-4

Consolidated Balance Sheets at December 31, 2009 and 2008	F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Sky One Medical Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Sky One Medical Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009.  We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ MSPC
MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York
March 15, 2010

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
Certified Public Accountants

Boca Raton, Florida
March 25, 2008

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
$ in thousands, except share and per share data

	Years Ended December 31,
	2009	2008	2007
Revenues	$130,092	$91,816	$49,318
Cost of Goods Sold	31,671	22,403	10,940
Gross Profit	98,421	69,413	38,379

Operating Expenses
Selling expense	30,763	22,968	14,784
General and administrative expense	4,191	2,514	1,380
Depreciation and amortization	2,255	858	443
Research and development	14,960	7,413	3,158
Total Operating Expenses	52,170	33,753	19,765

Income from Operations	46,251	35,659	18,614

Other Income (Expenses)
Interest Income	71	112	10
Miscellaneous income (Expenses)	(32)	702	28
Change in fair value of derivative liability	(1,330)	-	-
Total Other Income (Expenses)	(1,291)	814	38

Income Before Provision for Income Tax	44,960	36,473	18,652

Provision for income taxes	10,503	7,616	3,319

Net Income	$34,457	$28,857	$15,333

Basic Earnings Per Share	$2.08	$1.91	$1.27

Basic Weighted Average Shares Outstanding	16,575,885	15,101,833	12,094,949

Diluted Earnings Per Share	$2.07	$1.87	$1.15

Diluted Weighted Average Shares Outstanding	16,668,452	15,429,136	13,370,528

Other Comprehensive Income
Foreign currency translation adjustment	312	3,295	1,850
Net income	$34,457	$28,857	$15,333
Comprehensive Income	$34,769	$32,152	$17,183

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Balance Sheets
$ in thousands, except share data

	Year Ended December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$52,756	$40,288
Accounts receivable, net	21,146	14,979
Inventories	2,413	462
Prepaid and other current assets	74	106
Total current assets	76,389	55,835

Property and equipment, net	15,491	14,797
Intangible assets, net	25,114	15,852
Construction in progress	12,932	4,317
Land use rights, net	4,586	1,945
Construction deposit	5,851	8,513

Total Assets	$140,363	$101,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,186	$2,937
Taxes payable	3,873	3,363
Deferred revenue	-	26
Derivative liability	1,330	-
Total current liabilities	9,389	6,326

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized,16,714,267 and 16,306,184 issued and outstanding at December 31, 2009 and 2008, respectively)	17	16
Additional paid-in capital	41,376	40,105
Retained earnings	5,879	5,567
Accumulated other comprehensive income	130,974	94,933
Total stockholders' equity	83,702	49,245

	$140,363	$101,259

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
$ in thousands, except share data

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2006	12,031,536	$12	$8,822	$5,055	$422	$14,311
Issuance of common stock for service	30,000	-	195			195
Warrants exercised	166,827	-	516			516
Employee stock options			40			40
Foreign currency translation adjustment					1,850	1,850
Net income				15,333		15,333

Balance at December 31, 2007	12,228,363	12	9,573	20,388	2,272	32,245

Issuance of common stock through private placement, net	2,500,000	3	23,485			23,488
Warrants and options exercised under cash and cashless	1,142,302	1	1,866			1,867
Issuance of common stock under business acquistions	405,456	-	4,865			4,865
Share-based compensation	30,063	-	316			316
Foreign currency translation adjustment					3,295	3,295
Net income				28,857		28,857

Balance at December 31, 2008	16,306,184	16	40,105	49,245	5,567	94,933

Warrants and options exercised under cash and cashless	355,239	-	29			29
Share-based compensation	52,844	-	1,242			1,242
Foreign currency translation adjustment					312	312
Net income				34,457		34,457

Balance at December 31, 2009	16,714,267	$17	$41,376	$83,702	$5,879	$130,974

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
$ in thousands

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income	$34,457	$28,857	$15,333
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Allowance for bad debt	17	38	-
Depreciation and amortization	2,747	858	443
Share-based compensation	1,242	316	235
Change in fair value of derivative liability	1,330	-	-
Decrease (increase) in operating assets:
Accounts receivable and other receivables	(6,204)	(3,398)	(7,479)
Inventories	(1,948)	(66)	(73)
Prepaid expenses and others	92	(24)	93
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,215	(678)	2,136
Tax payable	501	1,660	960
Deferred revenue	-	(26)	(48)
Net cash provided by operating activities	33,449	27,538	11,601

Cash Flows From Investing Activities
Purchase of property and equipment	(254)	(11,167)	(2,222)
Land and construction deposit	-	-	(8,003)
Construction in progress	(9,932)	4	-
Purchase of intangible assets	(10,968)	(11,951)	(35)
Net cash used in investing activities	(21,154)	(23,115)	(10,261)

Cash Flows From Financing Activities
Sale of common stock for cash, net of offering costs	-	23,488	-
Proceeds from warrants conversion	29	1,868	516
Repayment of short-term loan	-	-	(548)
Net cash provided by (used in) financing activities	29	25,355	(33)

Effect of exchange rate changes on cash	272	1,318	1,296

Net Increase in Cash and Cash Equivalents	$12,468	$31,097	$2,604

Cash and Cash Equivalents at Beginning of Year	40,288	9,191	6,587
Cash and Cash Equivalents at End of Year	$52,756	$40,288	$9,191

Supplemental disclosure of cash flow information
Interest paid	$-	$135	$10
Taxes paid	$10,164	$6,630	$2,359

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business

China Sky One Medical Inc. ("China Sky One" or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the Company changed the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc."

China Sky One is a holding company whose principal operations are through its wholly-owned subsidiaries; it has no revenues separate from its subsidiaries, and has expenses related to its status as a public reporting company and to its ownership interest in American California Pharmaceutical Group, Inc. (“ACPG”) and Harbin City Tian Di Ren Medical Co. (“TDR”).

 ACPG, our non operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.” QQ Group, Inc. changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the Stock Exchange Agreement with China Sky One (then known as “Comet Technologies, Inc.”) and TDR, described herein. On December 8, 2005, ACPG completed a stock exchange transaction with TDR a People’s Republic of China (“China” or “PRC”) based operating company and TDR’s subsidiaries (the “TDR Acquisition”), each of which were fully operating companies in the PRC. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

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

As of October 16, 2006, the Company organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR (“Tian Qing”), to conduct research and development in the areas of tissue and stem cell banks.  As of December 31, 2010, Tian Qing had insignificant operation.

On September 30, 2008 (the “Record Date”), we obtained the written consent of the holders of 8,158,251 shares of our common stock, which as of the Record Date, represented 51.3% of our outstanding voting securities, to increase our number of authorized shares of common stock from twenty million (20,000,000) to fifty million (50,000,000) shares.

2.	Acquisition of Businesses

On April 3, 2008, TDR completed an acquisition pursuant to an Equity Transfer Agreement dated February 22, 2008, between TDR and Heilongjiang Tianlong Pharmaceutical, Inc., a corporation with a multitude of medicines approved by the PRC’s State Food and Drug Administration (“SFDA”) and new medicine applications, organized under the laws of the PRC (“Tianlong”), which is in the business of manufacturing external-use pharmaceuticals. Our TDR subsidiary previously acquired the Beijing sales office of Tianlong in mid 2006. Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from Tianlong’s sole stockholder, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of (i) $8,000,000 in cash, and (ii) 23,850 shares of China Sky One (at $12 per share). The acquisition received regulatory approval and closed on April 3, 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2.	Acquisition of Businesses (Continued)

The following table summarizes the approximate estimated fair values of the assets acquired in the Tianlong acquisition.

$ in thousands
Fixed assets	$6,315
Intangible assets – SFDA licenses for drug batch numbers	1,787
Other	170
Net assets acquired	$8,272

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
The following table summarizes the approximate estimated fair values of the assets acquired in the Haina acquisition.

$ in thousands
Cash	$84
Intangible assets - Goodwill	353
Net assets acquired	$437

Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of 3,000,000 RMB (approximately $437,000). TDR has been overseeing the operations of Haina since January of 2008 as part of its due diligence prior to closing of this acquisition.

On June 9, 2008, TDR entered into a Merger and Acquisition Agreement (the “Acquisition Agreement”) with Peng Lai Jin Chuang Company, a corporation organized under the laws of the People’s Republic of China (“Peng Lai”), which was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. Pursuant to the Acquisition Agreement, TDR acquired all of the assets of Peng Lai in consideration for an aggregate of approximately (i) U.S.$2.5 million in cash, and (ii) 381,606 shares of the Company’s common stock with a fair value of approximately $4.6 million (at $12 per share). The acquisition of Peng Lai closed on September 5, 2008.

The following table summarizes the approximate estimated fair values of the assets acquired in the Peng Lai acquisition.

$ in thousands
Fixed assets	$4,177
Intangible assets - SFDA licenses for drug batch numbers	2,917
Net assets acquired	$7,094

The following table contains pro forma condensed consolidated statement of operations information assuming the Tianlong, Haina and Peng Lai transactions closed on January 1, 2007, for the years December 31, 2008 and 2007.  Peng Lai had dormant operations until October 2008.

	Years Ended December 31,
	2008	2007
	($ in thousands)
Revenue	$92,378	$51,334
Operating income	$35,747	$17,143
Net income	$28,934	$13,822
Basic earnings per common share	$1.92	$1.14
Basic weighted average shares outstanding	15,358,843	12,500,405
Diluted earnings per common share	$1.88	$1.03
Diluted weighted average shares outstanding	15,686,146	13,775,984

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America (“U.S.”), which were utilized in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ACPG, TDR, First, Tian Qing, Tianlong, Haina and Peng Lai. All significant inter-company transactions and balances were eliminated.  The

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the U.S.. This basis of accounting differs from that used under applicable accounting requirements in the PRC. No material adjustment was required.

Certain items in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 financial statements presentation.

Use of estimates – The preparation of these financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Significant estimates include values and assigned lives to acquired tangible and intangible assets, uncollectible accounts receivable, impairment testing of goodwill and other long-lived assets. Actual results may differ from these estimates.

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

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earn   interest income (annual yield of approximately 0.36% for the year ended December 31, 2009). For all the bank accounts in the PRC, the Company earned interest income of approximately $71,000, $112,000 and $10,000  for the years ended December 31, 2009, 2008 and 2007, respectively.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. As of December 31, 2009 and 2008, the Company’s allowance for doubtful accounts was $56,000 and $50,000, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method. Inventory units are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. The Company recorded no inventory reserve position as of December 31, 2009 and 2008.

Property and equipment – Property and equipment are stated at historical cost less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated residual value of 5% of cost, or valuation for both financial and income tax reporting purposes. The estimated lengths of the useful lives of our property and equipment are as follows:

Building and Improvements	30 years
Land use rights	50 years
Furniture & Equipment	5 to 7 years
Transportation Equipment	5 to 15 years
Machinery and Equipment	7 to 14 years

Expenditures for renewals and betterments are capitalized while repairs and maintenance costs are charged to the consolidated statement of operations in the year in which they were incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset is removed from their respective accounts, and any gain or loss is recorded in the consolidated statements of operations.

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying value exceeds the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges of property and equipment in the years ended December 31, 2009, 2008 and 2007.

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress includes the acquisition and land right cost, development expenditures, professional fees, and capitalized interest costs during the period of construction.

Upon completion and readiness for use of the project, the cost of construction-in-progress is transferred as part of property and equipment. In the case of construction-in-progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

Intangible assets – Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived assets and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other approximate methods. The Company did not record any impairment charges for the years ended December 31, 2009,2008 and 2007.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Our intangible assets consists of proprietary technologies, SFDA licenses for drug batch numbers, and goodwill. Proprietary technologies are technologies that we own.  The SFDA licenses for drug batch numbers and goodwill were acquired in the business acquisitions of Tianlong and Peng Lai.  We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. The Company’s cost basis in the trademark is nominal. Therefore, the Company did not have its “Kang Xi” trademark appraised, or recorded an intangible asset for it. Additionally, none of the costs associated with the trademark have been capitalized.

Derivative Instruments – The fair value of the Company’s derivative warrants liability was provided by an independent third party valuation expert.  Certain derivatives with limited activity are valued using externally developed models that consider unobservable market parameters.

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

The Company incurred research and development expenses of approximately $14,960,000, $7,413,000, and $3,158,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Advertising – The Company signs contracts with agents who then place its advertising in the mediums of television, radio and internet.  Advertising expense is incurred in the period the advertisements take place. Thus, costs of advertising are expensed as incurred. Advertising costs for the years ended December 31, 2009, 2008, and 2007 were approximately $14,527,000, $7,299,000 and $4,385,000, respectively.  An immaterial amount of the Company’s advertisement expenses in 2009, 2008 and 2007 were related to advertising production costs.  Advertising costs are reported as part of selling expenses in the statements of operations.

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

Enterprise income tax

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the Company’s income tax rate for TDR and its subsidiaries for the year ended December 31, 2009, 2008 and 2007:

Income Tax Rate	2009	2008	2007
TDR	15%	15%	15%
First	15%	25%	25%
Tianlong	15%	12%	-
Haina	25%	25%	-
Peng Lai	2% of Revenue	25%	-

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

The Company files corporate income tax returns in the United States (“U.S.”) for China Sky One and ACPG. ACPG wholly owns 100% of TDR and subsidiaries in the PRC. China Sky One and ACPG are holding companies and do not generate business revenues and management’s intent is not to distribute dividend income from TDR and subsidiaries to either China Sky One or ACPG. As such, management has established a full valuation allowance for the net operating losses incurred by China Sky One and ACPG. The Company files income tax returns in the PRC for TDR and its subsidiaries.

Comprehensive income – Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the Company, such items consist entirely of foreign currency translation gains and losses.

Retirement benefit costs – According to the PRC regulations on pension plans, the Company contributes to a defined contribution retirement plan organized by municipal government in the province in which the Company is registered and all qualified employees as defined by statutory regulations are eligible to participate in the plan.

Contributions to the pension or retirement plan are calculated at 22% of the employees’ salaries above a fixed threshold amount. The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred costs of $209,000, $89,000, and $22,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values at December 31, 2009 and 2008 because of the relatively short-term maturity of these instruments.  The fair value of derivative instruments is provided by the use of an independent third party valuation expert.  Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.

Subsequent Events

The Company evaluated subsequent events through the date of filing of this Form 10-K in accordance with the Subsequent Events Topic of the FASB Accounting Standards Codification under ASC topic 855.

Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) has codified a single source of authoritative nongovernmental U.S. GAAP, the “Accounting Standards Codification”   (the “Codification” or “ASC”). While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supersedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered nonauthoritative. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company in the first quarter of Fiscal 2009.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB issued new accounting guidance addressing the interim disclosures about the fair value of financial instruments, which amended the previous disclosures regarding the fair value of financial instruments, and interim financial reporting. This new guidance requires disclosures about the fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required. This new accounting guidance became effective for interim periods ending after June 15, 2009, and was adopted by us in the third quarter of Fiscal 2009. The adoption of this new guidance had no material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding the determination of fair value when the volume and level of activity for assets or liabilities have significantly decreased, and identifying transactions that are not orderly. This guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This new accounting guidance must be applied prospectively for interim periods ending after June 15, 2009, and was adopted by us effective June 30, 2009, but had no material impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, “Subsequent Events”, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The guidance requires new disclosure in financial statements of the date through which reporting entities have evaluated events or transactions that occur after the balance sheet date but before the financial statements are issued or available to be issued. The guidance requires public entities, including the Company, to evaluate subsequent events through the date that the financial statements are issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with U.S. GAAP. The guidance is effective for interim and annual financial periods ending after June 15, 2009 and shall be applied on a prospective basis.

In April 2008, the FASB issued new accounting guidance regarding the determination of useful lives of intangible assets that amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under accounting guidance related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under accounting guidance related to business combinations and other U.S. GAAP. This guidance is effective for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of Fiscal 2009. The adoption of this guidance did not have a material effect on the Company’s results of operations and financial condition.

Standards Not Yet Adopted

In April 2009, the FASB issued new accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This new guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This new guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This new accounting guidance becomes effective for us on November 1, 2010; however, as the provision of the guidance will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to us cannot be determined until a transaction occurs.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4.           Revenue By Product Category and Geographic Region

In 2009, 2008 and 2007, overseas sales were approximately $10,121,000, $7,570,000 and $12,404,000, respectively.

Our total revenues during fiscal 2009, 2008, and 2007 were approximately $130,092,000, $91,816,000, and $49,318,000, respectively. The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the fiscal years ended December 31, 2009, 2008, and 2007:

	For the Years Ended December 31, ($ in thousands)
	2009		2008		2007
Product Category	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Patches	$40,770	31.3%	$35,484	38.6%	$19,609	39.9%
Ointments	28,862	22.2%	23,068	25.1%	3,270	12.6%
Sprays	$18,499	14.2%	10,613	11.6%	8,742	18.7%
Diagnostic Kits	10,239	7.9%	8,781	9.6%	2,994	6.1%
Contract Sales	$0	0.0%	5,655	6.2%	12,998	16.6%
Others	31,722	24.4%	8,215	8.9%	1,705	6.2%
Total	$130,092	100.0%	$91,816	100.0%	$49,318	100.0%

Year over year – 2009 to 2008

The Company’s revenues increased in 2009 compared to 2008, primarily due to its cooperation with more reputable sales agents and distributors, which have been able to put the Company’s products in more extensive sales networks, and the full-year effect of sales of products of Tianlong and Peng Lai, two of the businesses the Company acquired in fiscal 2008.  As a result of signing agreements with these distributors, the sales revenues for products in the patches, sprays, and diagnostic kits categories increased 14.9%, 74.3%, and 16.6% year over year.  The revenue increase of approximately $5,794,000 in the ointment category, and the revenue  increase of approximately $23,507,000 in other products category, are primarily due to the Company’s increased spending in marketing and advertising for certain products in these categories.  Tianlong’s products generated approximately $43,138,000 and $13,803,000 in 2009 and 2008, respectively.  Revenue generated by Tianlong’s products are included in the ointment, spray and other product categories.  Peng Lai’s products generated approximately $11,188,000 and $2,164,000 in 2009 and 2008, respectively.  Revenue generated by Peng Lai’s products are included in the other product category.

Out of the 91 products the Company commercialized in fiscal year 2009, 10 products accounted for approximately 68% of the total revenue.  Out of the 97 products the Company commercialized in fiscal year 2008, 10 products accounted for approximately 72% of total revenue.

Year over year – 2008 to 2007

During the fiscal year ended December 31, 2008, the Company acquired Tianlong  (April 2008), Haina (April 2008) and Peng Lai (September 2008).  The Company’s increase in revenues in 2008 as compared to 2007 was due to a combination of these business acquisitions, as well as the Company’s internal growth driven by increases in the revenues of TDR and First.

The Company’s internal growth was driven by increases in the revenues of TDR, which increased from approximately $33,326,000 in 2007 to approximately $60,078,000 in 2008 and First, which increased from approximately $2,994,000 in 2007 to approximately $8,781,000 in 2008.  These increases were partially offset by a decrease in the Company’s contract sales of approximately $7,358,000, or 57%, from approximately $12,998,000 in fiscal 2007 to approximately $5,640,000 in fiscal 2008, due primarily to our discontinuance of contract sales of Tianlong products following the acquisition of Tianlong as of April 3, 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4.	Revenue By Product Category and Geographic Region (Continued)

In 2008, before TDR acquired Tianlong, the majority of the Company’s contract sales consisted of products purchased from Tianlong.  In 2008, TDR began to discontinue contract sales, and in 2009, TDR discontinued contract sales as part of its strategic goals and, in 2009 TDR discontinued contact sales. Revenues derived from the sale of a Tianlong product of approximately $4,805,000 and approximately $1,477,000 for 2007 and 2008 respectively, have been reallocated to each of the appropriate product categories to present a more appropriate measure of our revenues by product line.

Following the Tianlong acquisition, the Company was able to fully integrate Tianlong’s products into its marketing and distribution channels and increase overall sales.  As a result, the Company derived an aggregate of approximately $13,803,000 from the sale of Tianlong’s products for the remainder of 2008, in addition to approximately $1,447,000 of contract sales of Tianlong’s products from January 1, 2008 through the Tianlong acquisition.

Prior to the Company’s acquisition of Peng Lai, as of September 5, 2008, Peng Lai had nominal production and operations.  Following the acquisition, Peng Lai contributed revenue of approximately $2,164,000 to the Company’s total revenue in 2008.

Haina did not have an established sales network and was acquired only for its GSP license.

5.	Concentrations of Business and Credit Risk

Substantially all of the Company's long-lived assets and business operations are located in the PRC.

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of December 31, 2009 the Company held approximately $1,960,000 of cash balances within the U.S. and all of the deposits were within  the FDIC insurance limits. At December 31, 2009, the Company had approximately $50,796,000 in China bank deposits, which is not insured..

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

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company does not set aside any reserves for product liability risks or other potential claims. The Company’s policy is to record losses associated with its lack of insurance coverage at such time as a realized loss is incurred. Historically, the Company has not had any material losses in connection with its lack of insurance coverage and was not party to any material pending legal proceedings as of December 31, 2009. Management’s intention is to use the Company’s working capital to fund any such losses incurred due to the Company’s exposure to inadequate insurance coverage.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

Major Customers

For the year ended December 31, 2009, Harbin Shiji Baolong Medicine Company and Shanxi Xintai Medicine Company accounted for approximately 16% and 11% respectively of total revenues. For the year ended December 31, 2009, Harbin Bao Da Medicine Company and Harbin Shiji Baolong Medicine Company accounted for approximately 16% and 14% respectively of all accounts receivable. For the year ended December 31, 2008, Shanxi Xintai and Harbin Shiji Baolong accounted for 15% and 12% respectively of total revenues. Harbin Shiji Baolong and Shanxi Xintai accounted for approximately 29% and 11% respectively of all accounts receivable. For the year ended December 31, 2007, Ning BoYue Hua Trading Company and Guang Zhou Xing He Trading Company accounted for approximately 14% and 11% of total revenues, respectively. Hua Li Jiu Zhou Company accounted for approximately 11% of all accounts receivable. No other customers accounted for 10% or more of our total revenues or accounts receivable in 2009 and 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5.	Concentrations of Business and Credit Risk (Continued)

Major Suppliers

Harbin Zhong Jia Medicine Company and Heilongjiang Kangda Medicine Company accounted for approximately 16% and 42% of the Company’s total inventory purchases for the year ended December 31, 2009. Heilongjiang Kangda Medicine Company accounted for approximately 33% of the Company’s total inventory purchases for the year ended December 31, 2008. Harbin Yong Heng accounted for 23% of the Company’s total inventory purchases for the year ended December 31, 2007. No other suppliers accounted for 10% or more of our total inventory purchases in 2009, 2008, and 2007.

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

Stock warrants to purchase 750,000 shares of common stock were outstanding and exercisable as of December 31, 2009. Stock warrants and options to purchase 1,151,000 shares of common stock, all were exercisable and outstanding during the year ended December 31, 2008. These common stock equivalents were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods. As of December 31, 2008, there were 12,500 options with exercise price of $3.65 outstanding and remained unvested, These options were all cashless exercised during the fiscal year of 2009. Stock warrants and options to purchase 1,617,483 shares of common stock were all exercisable and outstanding during the year ended December 31, 2007.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at the average market price of the common stock during the relevant period. The amount of shares remaining after the proceeds are exhausted represent s the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share for the years ended December 31, 2009, 2008 and 2007:

	$ in thousands, except share and per share data
	For the year ended December 31,
Numerator:	2009	2008	2007
Net income used in calculation of basic and diluted earnings per share	$34,457	$28,857	$15,333

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,575,885	15,101,833	12,094,949
Effect of dilutive securities:
Warrants and Options	750,000	327,303	1,275,579
Weighted-average common shares used in calculation of diluted earnings per share	16,668,452	15,429,136	13,370,528

Net income per share:
Basic	$2.08	$1.91	$1.27
Diluted	$2.07	$1.87	$1.15

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7.	Equity and Share-based Compensation

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

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of December 31, 2009, there have been a total of 198,202 common shares granted based on the 2006 Plan to Company employees and consultants. These 198,202 common shares are consisted as the following:

In 2006, non-qualified options to purchase a total of 113,500 shares were granted under the 2006 Stock Incentive Plan to certain company employees and consultants. All options had an exercise price of $3.65 per share. All these options were cashless exercised at various prices during 2009 in exchange for  85,295 common shares.

In 2007, a total of 30,000 common shares were granted to certain company employees at a fair value of $195,000.

In 2008, a total of 30,063 common shares were granted to certain company employees, consultants, and independent directors at a fair value of $316,000.

In 2009, a total of 52,844 common shares were granted to certain company employees, consultants, and independent directors. The fair value of these shares is determined to be approximately $1,242,000 based on the stock closing price at the date of the grant.

In 2009, we issued an aggregate of 355,239 shares of our common stock in connection with their exercise of outstanding warrants and stock options of ours, as follows:

•
In January 2009,  warrants to purchase an aggregate of  8,334 shares of our common stock, which we issued to “accredited” investors in connection with the private offering we completed in October 2006 (the “2006 Offering”), were cash exercised at a price of $3.50 per share, for an aggregate proceeds of $29,169.

•
In January and May 2009, warrants to purchase an aggregate of 300,000 shares of our common stock at $2.00 per share, which we issued to a consultant in consideration for services rendered in connection with the share exchange transaction we consummated in May 2006, were exercised on a cashless basis at various prices in exchange for  261,610 common shares.

•
In 2006, non-qualified options to purchase a total of 113,500 shares were granted under the 2006 Stock Incentive Plan to certain Company employees and consultants. All options had an exercise price of $3.65 per share. All these options were cashless exercised in various prices during 2009 in exchange for  85,295 common shares.

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

Pursuant to the Purchase Agreement, among other things, if, and whenever, within twelve (12) months of the Closing Date, the Company issues or sells, or is deemed to have issued or sold, any shares of common stock, or securities convertible into or exercisable for shares of common stock, or modifies any of the foregoing which may be outstanding (with the exception of certain excluded securities), to any person or entity at a price per share, or conversion or exercise price per share less than the Unit Purchase Price, then the Company shall issue, for each such occasion, additional shares of its common stock to the Investors in such number so that the average per share purchase price of the shares of common stock purchased by the Investors in the 2008 Offering shall automatically be reduced to such other lower price per share.  At December 31, 2009, management deemed the estimated fair value of this derivative warrant liability to be immaterial.

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

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to these Class A Warrants is provided in Note 9.

9.	Outstanding Warrants and Options

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of December 31, 2008	1,050,000	$9.50	113,500	$3.65
Exercised (See Note 7)	(300,000)	(50,000)	(113,500)	(113,500)
Outstanding as of December 31, 2009	750,000	$12.50	-	-

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9.	Outstanding Warrants and Options (Continued)

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2009.

Exercise Price	Outstanding December 31, 2009	Weighted Average Remaining Life in Years	Number exercisable

$ 12.50	750,000	3.0	750,000
	750,000		750,000

The remaining Class A Warrants represent the right to purchase an aggregate of 750,000 shares of Common Stock of the Company granted with the Securities Purchase Agreement, at an exercise price of $12.50 per share, all were exercisable  as of December 31, 2009, and have the following additional characteristics:

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

•
Commencing on one-year anniversary of the Closing Date, in the event the Warrant Shares may not be freely sold by the holders of the Class A Warrants due to the Company’s failure to satisfy its registration requirements, and an exemption for such sale is not otherwise available to the Warrant-holders under Rule 144, the Class A Warrants will be exercisable on a cashless basis. The Company accounts for this warrant derivative liability in accordance with ASC 815.

•
The Exercise Price and number of Warrant Shares will be subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, at a price per share, or conversion or exercise price per share less than the Class A Warrant exercise price of $12.50 per share. There was no issuance of securities during 2009 which would have resulted in an adjustment to the Exercise Price or number of Warrant Shares. At December 31, 2009, the Company recorded an expense and related derivative liability of  $1,330,000.  The Company’s significant assumptions to calculate the derivative liability at December 31, 2009 included (i) life of warrants of 3.7 years; (ii) expected volatility of 68%; (iii) a risk free interest rate of 2.16% and a (iv) a risk-neutral  probability that the stock price will be below $12.50 at warrant expiration of 12%.

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

•
If, among other things, we fail to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement, the expiration date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines. The Company engaged an independent third-party consultant to calculate the derivative liability using the Black Scholes model resulting from its failure to register the Warrant Shares. The estimated registration rights derivative liability was determined to be immaterial as of December 31, 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

As of December 31, 2009 and 2008, inventories consist of the following:

	$ in thousands
	December 31, 2009	December 31, 2008
Raw Material	$1,192	$330
Work-in-Process	578	76
Finished Products	642	56
Total Inventories	$2,413	$462

The increase in our inventory level at December 31, 2009 versus December 31, 2008 is principally due to the 42% increase in our 2009 revenue compared to 2008. The increased inventory level at December 31, 2009 is deemed sufficient to support our estimated sales in the near term of 2010.

Historically, our inventory is at its lowest levels at the end of each calendar year and in the first fiscal quarter. We draw down our inventory levels in December of each year for two main reasons. First, our customers want to receive goods prior to the holiday season.  In addition, the first calendar quarter is traditionally our slowest sales period. Since a lower volume of sales activity normally occurs during the first quarter of each calendar year, we believe it is prudent to avoid incurring unnecessary inventory carrying costs. At the appropriate time toward the end of the first calendar quarter of each fiscal year, we begin to ramp up its inventory levels to prepare for increased demand during the coming stronger selling periods.

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers. As a result, we could minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales. However, due to price increases of raw materials, in addition to overhead costs for storing such raw materials, the Company started to increase the inventory levels at our own cost at the end of year 2009.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11.	Property and Equipment, net

As of December 31, 2009 and 2008, Property and Equipment, net consist of the following:

	$ in thousands
	December 31,	December 31,
	2009	2008
Buildings and improvements	$10,570	$9,962
Machinery and equipment	5,868	4,946
Transportation equipment	955	886
Furniture and equipment	325	299
Total Property and Equipment	17,718	16,093
Less: Accumulated Depreciation	(2,227)	(1,297)
Property and Equipment, Net	$15,491	$14,796

For the years ended December 31, 2009, 2008 and 2007, annual depreciation expense totaled $926,000, $584,000 and $187,000, respectively.

Depreciation expense included with Cost of Goods Sold for 2009, 2008 and 2007, amounted to $491,000, $226,000, and $68,000, respectively.

12.	Intangible Assets, net

Intangible assets consists of proprietary technologies that we purchased during our normal course of business. The SFDA licenses for drug batch numbers and goodwill were acquired in connection with our business acquisitions of Tianlong and Peng Lai in 2008.

A breakdown of our intangible assets, net by subsidiaries as of December 31, 2009 is as follows::

	Intangible Assets as of December 31, 2009, net ($ in Thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,275	-	$5,034	$11,854	-	$18,163
SFDA licenses for drug batch numbers	-	-	$1,751	-	$4,441	$6,192
Goodwill	$406	$353	-	-	-	$759
Total	$1,681	$353	$6,785	$11,854	$4,441	$25,114

Historically, we included our proprietary technologies and SFDA licenses for drug batch numbers under the category of patents.  We now believe it is more accurate to categorize such IP in separate categories.

As of December 31, 2009, the weighted average amortization period for our proprietary technologies and SFDA licenses for drug batch numbers is approximately 8 years.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12.	Intangible Assets, net (Continued)

A breakdown of our intangible assets, net by subsidiaries as of December 31, 2008 is as follows:

	Intangible Assets as of December 31, 2008, net ($ in thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,471	-	-	$6,739	-	$8,210
SFDA licenses for drug batch numbers	-	-	$1,947	-	$4,936	$6,883
Goodwill	$406	$353	-	-	-	$759
Total	$1,877	$353	$1,947	$6,739	$4,936	$15,852

The increase in intangible assets of approximately $9.3 million in 2009 compared to 2008 is primarily due to our acquisitions of proprietary technologies by Tianlong and First during the fourth quarter of 2009. These proprietary technologies include Antroquinonol for the treatment of lung and liver cancers and Small RNA diagnosing technology used for detecting heart diseases in its early stage.

Amortization expense of our intangible assets with finite lives for each of the years ended December 31, 2009, 2008 and 2007 was approximately $1,821,000, $274,000 and $256,000 respectively. Future amortization for the next five years and thereafter is as follows:

Years Ended December 31,	$ in thousands
2010	$2,717
2011	$2,717
2012	$2,717
2013	$2,715
2014	$2,715
Thereafter	$10,773
$24,355

13.	Taxes Payable

Taxes payable for the years ended December 31, 2009, 2008, and 2007 consists of the following:

	December 31,
	($ in thousands)
	2009	2008	2007
Value Added Tax, net	$1,291	$1,179	$612
Enterprise Income Tax	2,452	2,107	941
City Tax	43	32	5
Other Taxes and additions	86	45	9
Total Taxes Payable	$3,873	$3,363	$1,567

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14.	Income Taxes

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets force the income tax rate for TDR and its subsidiaries for the years ended December 31, 2009, 2008 and 2007:

Income Tax Rate	2009	2008	2007
TDR	15%	15%	15%
First	15%	25%	25%
Tianlong	15%	12%	-
Haina	25%	25%	-
Peng Lai	2% of Revenue	25%	-

The Company’s effective tax rate was approximately 23.4% in fiscal 2009. If the Company’s effective tax rate was 25% in 2009, its net income will be $33,720,000, basic earnings per share and diluted earnings per share would be $2.03 and $2.02, respectively.

The Company’s effective tax rate was approximately 20.1% in fiscal 2008. If the Company’s effective tax rate was 25% in 2008, its net income will be $27,355,000, basic earnings per share and diluted earnings per share would be $1.81 and $1.77, respectively.

The Company’s effective tax rate was approximately 17.8% in fiscal 2007. If the Company’s effective tax rate was 25% in 2009, its net income will be $13,989,000, basic earnings per share and diluted earnings per share would be $1.16 and $1.05, respectively.

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

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. As of December 31, 2009, the Company has US net operating loss carryforwards of approximately $8.8 million which will begin to expire in 2029.  Accordingly, as mentioned above, any deferred tax asset that would result from these carryforwards have been fully reserved as of December 31, 2009.

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward. The Company does not accrue taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14.	Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	December 31, ($ in thousands)
	2009	2008
Deferred tax assets:
NOL Carryover from China Sky One (formerly known as Comet)	$2,566	$1,646
Share-based compensation expenses based on SFAS 123R	422	121
	2,988	1,767
Less valuation allowance	(2,988)	(1,767)
Net deferred tax asset	$-	$-

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial position or cash flows.

The Company’s corporate tax returns are subject to examination in both China and the U.S. for the years 2006 through 2009.

15.	Land Use Rights and Construction in Progress

The Company considers the fact that, in the PRC, there is no land ownership but rather the land use right and it is more appropriate to allocate land use rights under a separate category and amortize land use rights based on 50 years of the land use rights, or the term of the lease. The land use rights are approximately $4,586,000 and $1,945,000 for the years ended December 31, 2009 and 2008, respectively.

During the second quarter in 2007 TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for the development of a new biotech engineering project. We spent approximately $9.9 million, $730,000, and $2.1 million in the years of 2009, 2008, and 2007 respectively for this construction in progress.  The Company moved into its new facilities in January 2010 and anticipates the final stage of construction will be completed during the third quarter of 2010 at an additional cost of approximately $3.0 million.

16.	Commitments and Contingencies

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of external use Chinese medicine such as those sold by the Company are subject to regulations by one or more federal agencies. The principal federal agencies include the State Food and Drug Administration of the Government of the Peoples Republic of China, the Food and Drug Administration (the “FDA”), Heilongjiang Provincial Food and Drug Administration of the People's Republic of China (“PFDA”), National Biology Products Inspection Institute (“NBPI”) and the National Food and Drug Administration (“NFDA”) of the People's Republic of China and, to a lesser extent, the Consumer Product Safety Commission. These activities are also regulated by various governmental agencies for the countries, states and localities in which the Company’s products are sold.

Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with the applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties, or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

16.	Commitments and Contingencies (Continued)

The Company, like any other distributor or manufacturer of products is exposed to the inherent risk of product liability claims in the events of possible injuries caused by the use of its products. The Company does not have liability insurance with respect to product liability claims; the insurance environment of China is neither sufficient nor mature. Inadequate insurance or lack of contractual indemnification from parties supplying raw materials or marketing its products, and product liabilities related to defective products could have a material adverse effect on the consolidated financial statements of the Company.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which the Company might be involved in the future are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

17.	Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly operating results for the eight quarters ended December 31, 2009. The Company believes that all adjustments of a normal recurring natural have been made to present fairly the related quarterly results:

	$ in thousands, except per share data
Year 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$24,834	$32,182	$43,227	$29,850	$130,092
Gross profit	$18,793	$24,429	$32,330	$22,870	$98,422
Income from operations	$9,051	$12,082	$16,030	$9,088	$46,251
Net income	$7,243	$9,457	$12,459	$5,298	$34,457
Basic EPS	$0.44	$0.57	$0.75	$0.32	$2.08
Diluted EPS	$0.43	$0.57	$0.74	$0.32	$2.07

	$ in thousands, except per share data
Year 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$12,413	$23,749	$29,699	$25,955	$91,816
Gross profit	$9,553	$18,226	$22,333	$19,300	$69,413
Income from operations	$4,850	$10,128	$11,751	$8,931	$35,659
Net income	$3,865	$8,111	$9,943	$6,938	$28,857
Basic EPS	$0.26	$0.54	$0.66	$0.45	$1.91
Diluted EPS	$0.25	$0.53	$0.64	$0.45	$1.87

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by MSPC
Certified Public Accountants and Advisors, an independent registered public accounting firm, as stated in their attestation report, which is included as apart of our 2009 Financial Statements filed as Item 8 of this report.

Changes in Internal Control Over Financial Report

During our fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

Except as set forth below, there was no information we were required to disclose in a report on Form 8-K during the fourth quarter of our fiscal year ended December 31, 2009, or subsequent period through the date hereof, which was not so reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers during the fiscal year ended December 31, 2009, and the subsequent period through the date hereof:

Name	Age	Position
Liu Yan-qing	46	Chief Executive Officer, President and Chairman of the Board of Directors
Han Xiao-yan	43	Vice Chairman and Director
Stanley Hao	39	Chief Financial Officer, Secretary and Director
Song Chun-fang	70	Director
William Wei Lee	55	Director
Zhao Jie	47	Director
Qian Xu-feng	42	Director

The following information reflects the business background and experience of each director and executive officer:

Liu Yan-qing has been our Chairman, Chief Executive Officer and President since May 2006, a Director of TDR since September 2000, and General Manager of First since April 2003.  Mr. Liu graduated from Prophylactic Department of Harbin Medicine University, where he obtained his bachelor’s degree.  In 2005, he studied at Tsing Hua University and earned an Executive Masters of Business.

Han Xiao-yan has been our Vice Chairman and Director since May 2006, a General Manager of TDR since September 2004, and Vice Director of First since April 2003.  She also serves as our senior marketing manager and administrative manager.  Ms. Han received a master of business administration at Harbin Industrial University.

Stanley Hao has been employed by us in various capacities since June 2008 and as Chief Financial Officer, Secretary and a Director since November 2008.  From January 2006 through June 2008, Mr. Hao served as President’s Assistant and Financial Officer for Sumitomo Group Canadian Branch, an integrated trading company.  Prior to this, commencing in September 2004, Mr. Hao served as Marketing Executive and Canadian Market Analyst for MGM Mirage, an entertainment company which owns and operates casino properties.  From September 1997 through the time he joined MGM Mirage, he was Chief Executive Officer of SunnyZone Consulting Co. Ltd., a financial consulting company he co-founded.  Mr. Hao holds a Bachelor’s degrees in Economics and Arts from Beijing Union University and an MBA from the University of Phoenix.

Song Chun-fang joined our board of directors on February 22, 2008.  From 1964 to the present, Mr. Song has been employed by the First Clinical College of Harbin Medical University in Heilongjiang, China, where he has served as the Director of the Surgery Research Room and the Director of graduate students of the Surgery Department since 1996.  From 1998 to the present, he has been the acting Director of the Heilongjiang Professional Surgery Committee, the Commissary of the Degree Commission of China, the Director of the Key Laboratory of Cell Transplantation of the Ministry of Public Health of China, the Vice-Chairman of the Heilongjiang Medicine Association, the Vice-Chairman of the Heilongjiang Physician Association, and the Director of Heilongjiang (Special) Medical Treatment Application Administration Committee.   Mr. Song received a Bachelor’s Degree in Medical Treatment from Harbin Medical University in 1964.

William Wei Lee joined our board of directors on August 4, 2009.  He has been a Managing Director with Transworld Capital Group, a U.S. investment service firm specializing in cross-border M&A and fund raising between U.S. and China, since January 2007, with a break between April 2008 and November 2008, when he served as Chief Operating Officer (on loan) for Legend Media Corporation, a U.S.-listed company specializing in radio advertising in China.  From April 2004 through December 2006, he served as Director of Strategic Development at TNT N.V., an Amsterdam-based provider of postal and logistics services, where he was responsible for M&A and China business strategy.  Prior to this, between June 2003 and March 2004, he was a Project Manager at Roland Berger Strategy Consultants Ltd.  Mr. Lee earned a Master’s degree in Political Science from North Illinois University in 1989 and a Ph.D. in Political Science from Massachusetts Institute of Technology in 1994, where he completed MBA course work at Sloan School.  He completed post-doctoral studies at the Fairbank Center for East Asia Studies, Harvard University, in 1995.

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

Qian Xu-feng joined our board of directors on February 22, 2008.  From March 2005 to the present, Ms. Qian has been employed by Moody’s Investors Service.  From May 2007 to the present, she has been the Vice President and Senior Analyst, from May 2006 to May 2007, she was as the Assistant Vice President and Quantitative Analyst, and from March 2005 to April 2006, she was the Quantitative Analyst.  Prior to that, from June 2004 until February 2005, she was the Research Fellow of the Furman Center for Real Estate and Urban Policy of New York University, where she conducted empirical quantitative research in various aspects of commercial and residential properties.  From September 1990 to July 1996, Ms. Qian was an Assistant Professor of Economics at the Beijing Normal University.  She received a Ph.D. in Economics from Rutgers University in 2004, a Masters Degree in Economics from Rutgers University in 2001, a Masters Degree in Accounting from City University of New York in 1999, and a Bachelor’s Degree in Economics from Beijing Normal University in 1990.

Director Qualifications, Experience and Skills

All of our directors bring to our Board a wealth of executive leadership experience derived from their services as senior executives in the medical industry or knowledge specific consulting firms or operational businesses.  Each of our Board members has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.  When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of our business and structure, the Nominating and Governance Committee and the Board focused primarily on the information discussed in each of the director’s individual biographies set forth above and the specific individual qualifications, experience and skills as described below:

•
Liu Yan-qing has over 10 years of experience in drug marketing, research and development of new drugs and enterprise management in the PRC.  His experience in these areas has been instrumental in establishing our sales program and sales network covering the PRC, and provides us with invaluable insight into our customers’ needs and requirements.

•
Han Xiao-yan’s hygiene and medical media experience has been integral in developing and marketing TDR’s products and expanding its sales.  In addition, she has over 10 years of financial management experience.

•
Stanley Hao’s prior experiences as Financial Officer for Sumitomo Group Canadian Branch, Marketing Executive and Canadian Market Analyst for MGM Mirage, and Chief Executive Offer of SunnyZone Consulting Co. Ltd., a financial consulting company he co-founded, give him extensive knowledge of accounting, the capital markets, financial reporting and financial strategies.

•
Song Chun-fang has over four decades of experience working in high level positions in the medical departments in universities in China.  His background and experience provides us with key industry specific contacts and information.

•
William Wei Lee Lee’s experience in cross-border M&A, fund raising and business strategy between the U.S. and China, including with public companies, provides us with crucial understanding of relevant issues related to our listing on the Nasdaq Global Market.

•	Zhao Jie’s experience in the medical field, specifically in the area of tissue transplantation, provides us with valuable knowledge with respect to the needs of the medical industry.

•
Qian Xu-feng’s depth of knowledge in investor services and company analysis, and general expertise in economics, provides us with valuable understanding in these areas, which are vital to our business.

Significant Employees

Zhang Wen-chao has been our Director of Scientific and Technological Development since March 2005.  Mr. Zhang graduated with a PhD in biology pharmaceuticals from South China University of Technology in 1997.  He has been employed in various R&D roles since his graduation.  Mr. Zhang completed our gene recombination medicine independently and has been responsible for researching and developing various products that have been launched by us since 2005.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become directors of executive officers.

Board of Directors

We have seven (7) members serving on our Board of Directors (the “Board”).  Each Board member is nominated for election at our annual meeting to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

Board Committees

The Board has five standing committees: Audit Committee, Compensation Committee, Nominating and Governance Committee, Executive Committee and Finance Committee.  Each of these committees, other than the Executive Committee, operates under a written charter adopted by the Board.  Copies of these charters are available on our website at www.cski.com.cn.

Audit Committee

The Audit Committee is responsible for the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee also reviews and discusses with management and the board of directors, such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. The Audit Committee is required at all times to be composed exclusively of directors who, in the opinion of our board of directors, are free from any relationship that would interfere with the exercise of independent judgment as a committee member and who posses an understanding of financial statements and generally accepted accounting principles. The Audit Committee is comprised of solely independent directors, Messrs. William Wei Lee and Zhao Jie and Ms. Qian Xu-feng. Management believes, in good faith, that each of these members are considered “independent” under applicable Nasdaq rules, and that William Wei Lee qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.

Compensation Committee

The Compensation Committee is responsible for (a) reviewing and recommending to the Board of Directors on matters relating to employee compensation and benefit plans, and (b) determining the compensation of the Chief Executive Officer and making recommendations to the Board with respect to the compensation of the executive officers of the Company, other than the Chief Executive Officer, and independent directors. In making a determination, the Compensation Committee and the Board give material consideration to China Sky’s results of operations, financial condition and competitive factors.  The compensation may include grants of options under our stock option plan to the named executive officers. Executive officers may recommend the amount or form of compensation for consideration by the Compensation Committee. The Compensation Committee may delegate authority to one or more subcommittees consisting of one or more of its members.  The Compensation Committee may also retain consultants to assist in the evaluation of directors’, the Chief Executive Officer’s or the executive officers’ compensation, however the Compensation Committee has not hired such consultants.  The Compensation Committee is comprised of  independent directors, Messrs. William Wei Lee and Song Chun-fang and Ms. Qian Xu-feng.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board of Directors in identifying qualified individuals to become board members, in determining the composition of the Board of Directors and in monitoring the process to assess Board effectiveness.  The Nominating and Governance Committee also selects director nominees for election at each annual meeting of stockholders.  The Nominating and Governance Committee of the Board of Directors comprised of independent directors Zhao Jie, Qian Xu-feng and Song Chun-fang.

Executive Committee

The Executive Committee may exercise all the powers and authority of the Board in the management of the business and affairs of the Company, including, without limitation, the power to authorize or take actions relating to the issuance of securities of the Company, with certain exceptions.  The Executive Committee of the Board of Directors is comprised solely of independent directors. Song Chun-fang, Zhao Jie and William Wei Lee serve as members of the Executive Committee.

Finance Committee

The Finance Committee reviews the financial planning process, the financial structure and the investment outlook of the Company and its subsidiaries. Qian Xu-feng, William Wei Lee and Song Chun-fang, independent directors, serve as members of the Finance Committee.

Director Independence

Our Board is composed of seven (7) directors. As required under the Nasdaq Stock Market, or Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the listed company. Our Board consults with our counsel with respect to the Board’s applications of relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.

Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that none of Song Chun-fang, William Wei Lee, Zhao Jie and Qian Xu-feng has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is an “independent director,” as defined under Rule 5605(a)(2) of the Nasdaq Stock Market, Inc. Marketplace Rules.

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

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2009 except that:  (i) Song Chun Fang filed a late Form 4 on January 26, 2010, to report the grant of 831 shares of common stock under our 2006 Stock Incentive Plan as of December 26, 2009, (ii) Qian Xu-feng filed a late Form 4 on January 26, 2010, to report the grant of 831 shares of common stock under our 2006 Stock Incentive Plan as of December 26, 2009, (iii) Zhao Jie filed a late Form 4 on January 26, 2010, to report the grant of 831 shares of common stock under our 2006 Stock Incentive Plan as of December 26, 2009, (iv) William Wei Lee filed a late Form 3 on February 3, 2010, as amended on February 11, 2010, to report his appointment to our Board as of September 24, 2009, and (v) William Wei Lee filed a late Form 4 on February 3, 2010, as amended on February 11, 2010, to report the grant of 1,038 shares of common stock under our 2006 Stock Incentive Plan as of December 26, 2009.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the “Code of Ethics”).  A copy of the Code of Ethics is appended as an exhibit to our Amended Report on Form 10-KSB for the year ended December 31, 2006.  The Code of Ethics was designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer,

•	Compliance with applicable governmental laws, rules and regulations,

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code, and

•	Accountability for adherence to the code.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Objectives of our executive compensation program

We provide a compensation package for our executive officers we refer to as our “named executive officers” that we believe is designed to fairly compensate them and to enhance shareholder value.   We have disclosed the compensation packages for our named executive officers in the summary compensation table and related tables below.  We have structured our compensation packages to motivate our named officers to achieve our business objectives and to align their interests with the interests of our shareholders.

Specifically, our compensation program is designed to achieve the following objectives:

•	Attract and retain excellent executives who are appropriate for the Company’s needs;

•	Motivate and reward executives whose knowledge, skills and performance are critical to the Company’s success;

•	Motivate the executives to increase shareholder value for both the Company and its subsidiary operations through the use of options;

•	Tie compensation to corporate and individual performance; and

•	Align the interests of our executives with those of our shareholders.

Elements of Compensation

Base Salary.  All of our full time executives are paid a base salary.  We do not have employment agreements with any of our executives.  Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry for similar positions, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation.  Our intent is to set our base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy.  Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

Bonuses.  Historically, we have not  paid cash bonuses to our executive officers.  Bonuses may be paid on an ad hoc basis to recognize superior performance.  If the Compensation Committee determines to provide bonus compensation as a regular part of our executive compensation package, it will establish performance goals for each of the executive officers and maximum bonuses that may be earned upon attainment of such performance goals.

Equity Incentive Compensation.  We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards.  Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria.  The Compensation Committee has the general authority, however, to award equity incentive compensation to our executive officers in such amounts and on such terms as the committee determines in its sole discretion.  The Committee does not have a determined formula for determining the number of options available to be granted.  Incentive compensation is intended to compensate officers for accomplishing strategic goals such as mergers and acquisitions and fund raising.  The Compensation Committee will review each executive’s individual performance and his or her contribution to our strategic goals periodically and determine the amount of incentive compensation towards the end of the fiscal year.  Our Compensation Committee grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

Retirement Benefits.   Currently, we do not provide any company-sponsored retirement benefits or deferred compensation programs to any employee, including the named executive officers (other than a mandatory state pension scheme in which all of our employees in China participate) because it is not customary to provide such benefits and programs in China.

Perquisites.   At this time, we do not provide, nor do we plan to provide, perquisites to our named executive officers

Other Benefits.  At this time, we do not provide, nor do we plan to provide, deferred compensation, life insurance, or other benefits to our executive officers.

Determination of Compensation

Our Compensation Committee, which is comprised of  independent directors, Mr. William Wei Lee, Mr. Song Chun-fang and Ms. Qian Xu-feng, is responsible for reviewing and making recommendations to the Board on matters relating to employee compensation and benefit plans and determining the compensation of our Chief Executive Officer.  In addition, the Compensation Committee is responsible for making recommendations to the Board with respect to the compensation of the executive officers of the Company, other than the Chief Executive Officer, and independent directors.

In making determinations, the Compensation Committee and the Board give material consideration to our results of operations, financial condition and competitive factors.  The Compensation Committee may delegate authority to one or more subcommittees consisting of one or more of its members.  The Compensation Committee may also accept recommendations and ideas from senior management to determine the compensation to be paid to our executive officers. In addition, our Chief Executive Officer regularly provides information and recommendations to the committee on the performance of the executive officers, appropriate levels and components of compensation, including equity grants, as well as other information as the committee may request.

The Compensation Committee may also retain consultants to assist in the evaluation of compensation for our directors, the Chief Executive Officer or the executive officers, however the Compensation Committee has not hired such consultants.

We do not formally benchmark our compensation against any peer group.  However we informally consider competitive market practices with respect to the salaries and total compensation of our named executive officers.  We review the market practices by reviewing publicly available information of other companies in our sector and our geographical area. However while we review such market information, it is only one factor we consider in establishing compensation, and we did not make use of any formula incorporating such data.

Generally in determining whether to increase or decrease compensation to our named executive officers, we take into account any changes, of which we are aware, in the market pay levels, the performance of the executive officer, any increase or decrease in responsibilities and roles of the executive officer, the business needs for the executive officer, the transferability of managerial skills to another employer, the relevance of the executives officers experience to other potential employers and the readiness of the executive officer to assume a more significant role within the organization.

The base salaries for our executives were established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies in our industry, and in Heilongjiang province, for similar positions, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation.  Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

Our practice is to periodically consider awarding stock bonuses based upon, among other things, accomplishments of key objectives and overall performance.  In addition, from time-to-time the committee may approve payment of stock bonuses to executives or key contributors for special accomplishments or other reasons.  In 2009, the Board determined to award our executive officers, independent directors and certain employees in the form of stock grants valued in the aggregate amount of approximately 1% of our total revenues.  The Board then considered each recipients performance and responsibilities in allocating the stock grants among the participants.

Change in Control and Employment Agreements

Through 2009 we had no change-in-control agreements, severance agreements or employment agreements of any kind, nor are there plans to institute change-in-control agreements, severance agreements or employment agreements in the near future.

Stock Ownership Guidelines

We have not implemented any stock ownership requirements for our named executive officers.  We have issued stock options to our named executive officers, which we believe allows management to own equity in our company and accordingly align their interest with those of other shareholders.

Summary Compensation Table

The following table provides information regarding the compensation for each person serving as a principal executive officer or a principal financial officer of the Company during the year ended September 30, 2009, and the other most highly compensated officers during that period whose compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Liu Yan-qing, Chairman, Chief Executive Officer and President	2009	35,083	439,152	—	474,235
	2008	34,320	51,380	—	85,700
	2007	68,512	—	—	68,512
Han Xiao-Yan, Vice Chairman and Director	2009	27,774	336,683	—	364,457
	2008	25,680	40,120	—	65,800
	2007	54,810	—	—	54,810
Stanley Hao, Chief Financial Officer, Secretary And Director	2009	17,542	146,384	—	163,926
	2008	17,542	11,424	—	28,966
	2007	—	—	—	—

(1)
In fiscal year 2009, we issued an aggregate of 52,844 shares of restricted stock to certain executives and directors pursuant to our 2006 Stock Incentive Plan. In fiscal 2008, we issued an aggregate of 30,063 shares of restricted stock to certain executives, directors an advisors pursuant to our 2006 Stock Incentive Plan.

Employment Agreements and Arrangements

We do not have formal employment agreements with any members of management.

Equity Compensation Plan Information

Our Board of Directors adopted a 2006 Stock Incentive Plan (the “Plan”), to be effective on July 31, 2006.  The Plan was approved by our shareholders on July 31, 2006.  The Plan authorizes the granting of incentive stock options and nonqualified stock options to purchase common stock, stock appreciation rights (“SARs”), restricted stock, performance stock and bonus stock, to key executives and other key employees and consultants of ours, including officers of our subsidiaries.  The purpose of the Plan is to attract and retain key employees, to motivate key employees to achieve long-range goals and to further align the interests of key employees with those of the other shareholders of ours.  The Plan authorizes the award of 1,500,000 shares of common stock to be used for stock, SARs, restricted stock and performance and bonus stock.  If an award made under the Plan expires, terminates or is forfeited, canceled or settled in cash, without issuance of shares covered by the award, those shares will be available for future awards under the Plan.  The Plan will terminate on July 31, 2017.  The Plan is intended to qualify for favorable treatment under Section 16 of the Exchange Act, as amended, pursuant to Rule 16b-3 promulgated thereunder (“Rule 16b-3”).  The Plan provides for the grant of “incentive stock options,” as defined in Section 422 of the Internal Revenue Code (“Code”) and nonqualified stock options.

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

As of December 31, 2009, there have been a total of 198,202 common shares granted under on the Plan, as follows:

•
In October 2006, we granted stock options to purchase an aggregate of 113,500 shares of common stock to a total of 36 participants under the Plan.  In May 2009, an aggregate of 101,000 of these stock options were exercised on a “cashless” basis by 36 participants, resulting in our issuance of an aggregate of 75,888 shares.  In August 2009, the remaining 12,500 of these stock options were exercised  on a “cashless” basis by 9 participants, resulting in our issuance of an aggregate of 9,407 shares.

•	In April 2007, we issued an aggregate of 30,000 shares of restricted stock to a total of 200 individuals under the Plan.

•	In July 2008, we issued an aggregate of 30,063 shares of restricted stock to a total of 27 individuals under the Plan.

•	In December 2009, we issued an aggregate of 52,844 shares of restricted stock to a total of 11 individuals under the Plan.

Grants of Plan-Based Awards For Fiscal Year 2009

The following table sets forth information regarding grants of awards to named executive officers during the year ended December 31, 2009:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Liu Yan-qing	December 26, 2009	18,687	—	—	$439,152	$23.50
Han Xiao-yan	December 26, 2009	14,327	—	—	$336,683	$23.50
Stanley Hao	December 26, 2009	6,229	—	—	$146,384	$23.50

Outstanding Equity Awards At Fiscal Year Ended 2009

As of December 31, 2009, we did not have any outstanding equity awards.

Option Exercises and Stock Vested

     The following table sets forth information regarding options exercised and stock vested for each of our named executive officers during the year ended December 31, 2009:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Liu Yan-qing	12,773	$187,508	18,687	$439,152
Han Xiao-yan	9,016	$132,355	14,327	$336,683
Stanley Hao	--	--	6,229	$146,384

Potential Payment Upon Termination or Change in Control

We do not currently have payment arrangements for our named executive officers upon termination or change in control.

Pension Benefits

We do not provide any company-sponsored retirement benefits to any employee, including the named executive officers (other than a mandatory state pension scheme in which all of our employees in China participate).

Nonqualified Deferred Compensation

We do not provide any deferred compensation programs to any employee, including the named executive officers.

Director Compensation

We do not currently pay any cash fees to our independent directors.  During 2009, there was no director compensation paid other than the stock grants. The common stock is recorded at its fair value based on the date the stocks were granted.  The following table sets forth certain information regarding our independent directors’ compensation for the year ended December 31, 2009:

Name	Fees Paid	Stock Awards	Total
Song Chung-fang, Director	$0	$19,518	$19,518
William Wei Lee, Director	$0	$24,397	$24,397
Zhao Jie, Director	$0	$19,518	$19,518
Qian Xu-feng, Director	$0	$19,518	$19,518

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our named executive officers and directors, and (iii) all of our named executive officers and directors as a group. Shares of our common stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of March 15, 2010, we had 16,790,851 shares of Common Stock issued and outstanding.

	Common Stock Beneficially Owned
Name, Title and Address (1)	Number (2)	Percent
5% Stockholders

Pope Investments II LLC(3) 5100 Poplar Avenue, Suite 805 Memphis, TN 38137	1,071,926	6.3%

Executive Officers and Directors

Liu Yan-qing Chief Executive Officer, President and Chairman of the Board of Directors	4,696,953	28.0%

Han Xiao-yan(4) Vice Chairman of the Board of Directors	1,430,060	8.5%

Stanley Hao Chief Financial Officer and Secretary	7,317	*

Song Chun-fang Director	1,919	*

William Wei Lee Director	1,854	*

Zhao Jie Director	1,919	*

Qian Xu-feng Director	1,919	*

All Named Executive Officers and Directors as a Group (7 persons)	6,141,941	36.6%

*Less than 1%

(1)  Unless otherwise indicated, each person named in the table has sole voting and investment power and that person’s address is c/o China Sky One Medical, Inc., No. 2158, North Xiang An Road, Song Bei District, Harbin, PRC, 150028

(2)  All shares are held of record and beneficially.

(3)  Includes 321,000 shares underlying currently exercisable warrants held by Pope Investments II LLC.  William D. Wells is the Managing Member of Pope Investments II LLC and has sole voting and investment power over the shares owned by such entity.  Mr. Wells disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

(4)  4,560,963 of these shares are subject to a Lock-up Agreement entered into in connection with a private placement we consummated in January 2008.  Pursuant to the Lock-up Agreement, these shares may not be sold until 12 months from the effective date of a registration statement filed to register for resale shares, and shares underlying warrants, purchased in the private placement.

(5)  1,371,437 of these shares are subject to a Lock-up Agreement entered into in connection with a private placement we consummated in January 2008.  Pursuant to the Lock-up Agreement, these shares may not be sold until 12 months from the effective date of a registration statement filed to register for resale shares, and shares underlying warrants, purchased in the private placement.  Does not include 19,989 shares held by Ms. Han’s mother or 485,670 shares held by Ms. Han’s daughter, since each of Ms. Han’s mother and daughter has sole voting and investment power over the shares held by her.  Ms. Han disclaims beneficial ownership of the shares held by her mother and daughter.

Securities Authorized For Issuance Under Equity Compensation Plan

As of December 31, 2009, we had only one stock option, bonus, profit sharing, pension or similar plan in place, which is our 2006 Stock Incentive Plan (the “Plan”).  The Plan reserves an aggregate of 1,500,000 shares of our common stock for awards of stock options, stock appreciation rights, restricted stock, performance stock and bonus stock granted thereunder.  The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	$-	1,273,593	(3)
Equity compensation plans not approved by security holders (2)	0	N/A	0
Total	0	$-	1,273,593

(1)	Our board of directors adopted the 2006 Stock Incentive Plan (the “Plan”), to be effective on July 31, 2006. The Plan was approved by the shareholders on July 31, 2006.

(2)	We do not have any equity compensation plans not approved by the security holders.

(3)
The Plan reserves an aggregate of 1,500,000 shares of our common stock for awards of stock options, stock appreciation rights, restricted stock, performance stock and bonus stock granted thereunder.  We have issued the following securities under the Plan:

(a)  In October 2006, we granted stock options to purchase an aggregate of 113,500 shares of common stock to a total of 36 participants under the Plan.  In May 2009, an aggregate of 101,000 of these stock options were exercised on a “cashless” basis by 36 participants, resulting in our issuance of an aggregate of 75,888 shares.  In August 2009, the remaining 12,500 of these stock options were exercised  on a “cashless” basis by 9 participants, resulting in our issuance of an aggregate of 9,407 shares.

(b)  In April 2007, we issued an aggregate of 30,000 shares of restricted stock to a total of 200 individuals under the Plan.

(c)  In July 2008, we issued an aggregate of 30,063 shares of restricted stock to a total of 27 individuals under the Plan.

(d)  In December 2009, we issued an aggregate of 52,844 shares of restricted stock to a total of 11 individuals under the Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of our last fiscal year, there have been no transactions between members of management, five percent stockholders, “affiliates,” promoters and finders.

Review, Approval or Ratification of Transactions with Related Parties

We have adopted a Code of Ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the “Code of Ethics”).  A copy of the Code of Ethics is appended as an exhibit to our Amended Report on Form 10-KSB for the year ended December 31, 2006.  The Code of Ethics was designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer,

•	Compliance with applicable governmental laws, rules and regulations,

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code, and

•	Accountability for adherence to the code.

Item 14.  Principal Accounting Fees and Services

Sherb & Co., LLP served as the principal accountant to audit our financial statements through May 21, 2008, when they were replaced by the firm of MSPC, Certified Public Accountants and Advisors LLP.

The following is a summary of the combined fees billed to us by Sherb & Co., LLP and MSPC, Certified Public Accountants and Advisors LLP for professional services rendered for the fiscal years ended December 31, 2009, 2008 and 2007:

Aggregate fees rendered for the fiscal years ended December 2009 and 2008 were as follows:

	2009	2008	2007
Audit Fees	$316,745	$161,106	$135,442
Audit Related Fees	$3,810	$29,600	$21,500
Tax Fees	$15,000	-	-
Other Fees	-	-	-
Total Fees:	$335,555	$190,706	$156,942

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees in fiscal 2009 included the costs for our internal control evaluation.

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

All Other Fees.  No fees were billed to us by our independent registered public accounting firm for products and services other than the services reported above.  No such fees were billed by our independent registered public accounting firm in fiscal 2009, 2008 or 2007.

The board of directors has the sole authority to review in advance and grant any pre-approvals of (i) all auditing services to be provided by the independent auditor, (ii) all significant non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and (iii) all fees and the terms of engagement with respect to such services.  All audit and non-audit services performed by Sherb & Co., LLP and MSPC, Certified Public Accountants and Advisors LLP during fiscal 2009 and 2008 were pre-approved pursuant to the procedures outlined above.

Item 15.  Exhibits, Financial Statement Schedules

3.1	Articles of Incorporation, as amended (1)

3.2	Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on July 11, 2008 (8)

3.3	Certificate of Amendment to Articles of Incorporation (9)

3.4	By-Laws of the Company (1)

3.3	Finance Committee Charter (2)

3.4	Audit Committee Charter (2)

3.5	Compensation Committee Charter (2)

3.6	Nominating and Governance Committee Charter (2)

3.7	Executive Committee Charter (2)

4.1	Form of Class A Warrant issued to investors in connection with January 2008 private offering (3)

10.1	Form of Securities Purchase Agreement between Company and investors, dated as of January 31, 2008 (3)

10.2	Form of Registration Rights Agreement between Company and investors, dated as of January 31, 2008 (3)

10.3	Form of Make Good Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company and Liu Yan-Qin, dated as of January 31, 2008 (3)

10.4	Form of Make Good Escrow Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company, Liu Yan-Qing and Interwest Transfer, dated as of January 31, 2008 (3)

10.5	Form of Put Agreement between Company and investors, dated as of January 31, 2008 (3)

10.6	Equity Transfer Agreement, dated as of February 22, 2008, relating to acquisition of Heilongjiang Tianlong Pharmaceutical, Inc. (4)

10.7	Equity Transfer Agreement, dated as of April 18, 2008, relating to acquisition of Heilongjiang Haina Pharmaceutical Inc. (5)

10.8	Acquisition Agreement, dated as of June 9, 2008, relating to acquisition of Peng Lai Jin Chuang Pharmaceutical Company (7)

14.1	Code of Ethics (2)

16.1	Letter from Sherb & Co., LLP dated as of June 6, 2008 (6)

21.1	Subsidiaries of China Sky One Medical, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as filed on May 13, 1999.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2007.

(3)	Incorporated by reference from exhibits filed with Current Report on Form 8-K, Date of Event of January 31, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on April 9, 2008

(5)	Incorporated by reference to the Registrant’s Form 8-K, filed on April 24, 2008

(6)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on June 10, 2008

(7)	Incorporated by reference to the Registrant’s Form 8-K, filed on June 11, 2008

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 2008

(9)	Incorporated by reference to the Registrant’s Form 8-K, filed on November 21, 2008

(10)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Dated: March 16, 2010	By:	/s/ Liu Yan-qing
Liu Yan-qing
Chairman, Chief Executive Officer and
President (Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Yan-qing	President, Chief Executive Officer	March 16, 2010
Liu Yan-qing	and Director (Principal Executive Officer)

/s/ Stanley Hao	Chief Financial Officer, Secretary,	March 16, 2010
Stanley Hao	and Director (Principal Financial Officer)

/s/ Han Xiao-yan	Vice Chairman and Director	March 16, 2010
Han Xiao-yan	(Principal Operating Officer)

/s/ Song Chun-fang	Director	March 16, 2010
Song Chun-fang

/s/ William Wei Lee	Director	March 16, 2010
William Wei Lee

/s/ Zhao Jie	Director	March 16, 2010
Zhao Jie

/s/ Qian Xu-feng	Director	March 16, 2010
Qian Xu-feng