Form 10-K/A
period 2009-12-31
CHINA SKY ONE MEDICAL, INC.
filed 2010-03-17
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Amended Form 10-K”) of China Sky One Medical, Inc. amends our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “Original Form 10-K”).  This Amended Form 10-K is being filed solely to correct inadvertent typographical errors, which occurred during the edgarization process, in “Item 8. Financial Statements and Supplementary Data” of the Original Form 10-K, resulting in the order of certain numbers reported in the Stockholders’ Equity section of the Consolidated Balance Sheets being reversed.  We have amended the Consolidated Balance Sheets to correct these errors.

Except as described above, no other amendments are being made to the Original Form 10-K.  This Amended Form 10-K does not reflect events occurring after the Original Form 10-K or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended Form 10-K updated certifications executed as of the date of this Amended Form 10-K by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended Form 10-K.

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

China Sky One Medical, Inc. and Subsidiaries
Consolidated Balance Sheets
$ in thousands, except share data

	Year Ended December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$52,756	$40,288
Accounts receivable, net	21,146	14,979
Inventories	2,413	462
Prepaid and other current assets	74	106
Total current assets	76,389	55,835

Property and equipment, net	15,491	14,797
Intangible assets, net	25,114	15,852
Construction in progress	12,932	4,317
Land use rights, net	4,586	1,945
Construction deposit	5,851	8,513

Total Assets	$140,363	$101,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,186	$2,937
Taxes payable	3,873	3,363
Deferred revenue	-	26
Derivative liability	1,330	-
Total current liabilities	9,389	6,326

Commitments and Contingencies

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized,none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized,16,714,267 and 16,306,184 issued and outstanding at December 31, 2009 and 2008, respectively)	17	16
Additional paid-in capital	41,376	40,105
Retained earnings	83,702	49,245
Accumulated other comprehensive income	5,879	5,567
Total stockholders' equity	130,974	94,933

Total Liabilities and Stockholders' Equity	$140,363	$101,259

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

Item 15.  Exhibits, Financial Statement Schedules

3.1	Articles of Incorporation, as amended (1)

3.2	Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on July 11, 2008 (8)

3.3	Certificate of Amendment to Articles of Incorporation (9)

3.4	By-Laws of the Company (1)

3.3	Finance Committee Charter (2)

3.4	Audit Committee Charter (2)

3.5	Compensation Committee Charter (2)

3.6	Nominating and Governance Committee Charter (2)

3.7	Executive Committee Charter (2)

4.1	Form of Class A Warrant issued to investors in connection with January 2008 private offering (3)

10.1	Form of Securities Purchase Agreement between Company and investors, dated as of January 31, 2008 (3)

10.2	Form of Registration Rights Agreement between Company and investors, dated as of January 31, 2008 (3)

10.3	Form of Make Good Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company and Liu Yan-Qin, dated as of January 31, 2008 (3)

10.4	Form of Make Good Escrow Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company, Liu Yan-Qing and Interwest Transfer, dated as of January 31, 2008 (3)

10.5	Form of Put Agreement between Company and investors, dated as of January 31, 2008 (3)

10.6	Equity Transfer Agreement, dated as of February 22, 2008, relating to acquisition of Heilongjiang Tianlong Pharmaceutical, Inc. (4)

10.7	Equity Transfer Agreement, dated as of April 18, 2008, relating to acquisition of Heilongjiang Haina Pharmaceutical Inc. (5)

10.8	Acquisition Agreement, dated as of June 9, 2008, relating to acquisition of Peng Lai Jin Chuang Pharmaceutical Company (7)

14.1	Code of Ethics (2)

16.1	Letter from Sherb & Co., LLP dated as of June 6, 2008 (6)

21.1	Subsidiaries of China Sky One Medical, Inc. (10)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (11)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as filed on May 13, 1999.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2007.

(3)	Incorporated by reference from exhibits filed with Current Report on Form 8-K, Date of Event of January 31, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on April 9, 2008

(5)	Incorporated by reference to the Registrant’s Form 8-K, filed on April 24, 2008

(6)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on June 10, 2008

(7)	Incorporated by reference to the Registrant’s Form 8-K, filed on June 11, 2008

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 2008

(9)	Incorporated by reference to the Registrant’s Form 8-K, filed on November 21, 2008

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2009

(11)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Dated: March 17, 2010	By:	/s/ Liu Yan-qing
Liu Yan-qing
Chairman, Chief Executive Officer and
President (Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Yan-qing	President, Chief Executive Officer	March 17, 2010
Liu Yan-qing	and Director (Principal Executive Officer)

/s/ Stanley Hao	Chief Financial Officer, Secretary,	March 17, 2010
Stanley Hao	and Director (Principal Financial Officer)

/s/ Han Xiao-yan	Vice Chairman and Director	March 17, 2010
Han Xiao-yan	(Principal Operating Officer)

/s/ Song Chun-fang	Director	March 17, 2010
Song Chun-fang

/s/ William Wei Lee	Director	March 17, 2010
William Wei Lee