Form 10-Q
period 2010-03-31
CHINA SKY ONE MEDICAL, INC.
filed 2010-05-17
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended: March 31, 2010

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
Yes ☐     No ☒

As of May 17, 2010, the registrant had 16,790,851 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “should”, “would”, “could”, “may”, “plan”, “possible”, “project” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.

Factors that may cause actual results to differ materially from current expectations include, but are not limited to the “Risk Factors” discussed in Form 10-K, as amended, for the year ended December 31, 2009.  Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

EXPLANATORY PARAGRAPH

As previously announced in a Current Report on Form 8-K (the “Form 8-K”) the Company filed with the Securities and Exchange Commission (“SEC”) on May 11, 2010, the Company’s management has determined that the Company’s previously filed financial statements for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010, as previously amended by the filing of a Form 10-K/A on March 17, 2010 (the “Form 10-K”), should no longer be relied upon due to an error in such financial statements with respect to the accounting for certain common stock purchase warrants the Company issued in 2008.  As further disclosed in the Form 8-K, the Company’s management has determined to file an amended Form 10-K to reflect the corrections made in response to these accounting errors. The Company has not yet filed an amendment to the Form 10-K reflecting the proposed restatement with the SEC.

The December 31, 2009 financial information presented in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (the “Form 10-Q”) gives effect to the proposed restatement and the March 2009 and 2010 financial statements have been prepared consistent with the restatement the Company intends to file with the SEC.  There can be no assurance that the SEC will accept the Company’s proposed accounting treatment, or that the SEC will not have further comments on the Company’s proposed restatement, either of which could result in a restatement of the financial information set forth in this Form 10-Q.

For more information regarding the Company’s restatement of financial statements included in the Form 10-K, see the Form 8-K and Note 2 to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except share and per share data)

	Three Months Ended March 31,
	2010	2009

Revenues	$28,903	$24,834

Cost of Goods Sold	7,275	6,041

Gross Profit	21,628	18,793

Operating Expenses

Depreciation and amortization	841	451

Research and development	3,764	2,413

Selling	5,911	5,967

General and administrative	990	911

Total operating expenses	11,506	9,742

Income from Operations	10,122	9,051

Other Income (Expense)

Interest income	29	12

Change in fair value of derivative warrant liability	4,927	-

Total other income (expense)	4,956	12

Net Income Before Provision for Income Tax	15,078	9,063

Provision for Income Taxes	2,489	1,820

Net Income	$12,589	$7,243

Basic Earnings Per Share	$0.75	$0.44

Basic Weighted Average Shares Outstanding	16,776,864	16,413,920

Diluted Earnings Per Share	$0.74	$0.43

Diluted Weighted Average Shares Outstanding	16,955,535	16,665,221

Comprehensive Income

Net Income	$12,589	$7,243

Foreign currency translation adjustment	21	117

Comprehensive Income	$12,610	$7,360

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$65,399	$52,756
Accounts receivable, net	18,583	21,146
Inventories	2,223	2,413
Prepaid and other current assets	98	74
Total current assets	86,303	76,389

Property and equipment, net	15,319	15,491
Intangible assets, net	24,438	25,114
Construction in progress	12,932	12,932
Land use rights, net	4,577	4,586
Construction deposit	5,851	5,851

Total Assets	$149,420	$140,363

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,329	$4,186
Taxes payable	4,011	3,873
Derivative warrant liability	5,636	11,435
Total current liabilities	14,976	19,494

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,790,851 and 16,714,267 issued and outstanding, respectively)	17	17
Additional paid-in capital	38,154	37,188
Accumulated other comprehensive income	5,900	5,879
Retained earnings	90,374	77,785
Total stockholders' equity	134,445	120,869

Total Liability and Shareholders' Equity	$149,420	$140,363

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net Income	$12, 589	$7,243
Adjustments to reconcile net cash provided by operating activities
Depreciation and amortization	944	588

Change in fair value of derivative liability	(4,927)	-

Net change in assets and liabilities
Accounts receivable	2,563	912

Inventories	190	(857)

Prepaid expenses and other current assets	(24)	36
Accounts payable and accrued expenses	1,143	736

Taxes payable	138	(165)

Net cash provided by operating activities	12,616	8,493

Cash flows from investing activities

Purchase of fixed assets	(77)	(66)
Purchase of intangible assets	-	(4)

Net cash used in investing activities	(77)	(70)

Cash flows from financing activities
Proceeds from warrants conversion	94	29

Net cash provided by financing activities	94	29

Effect of exchange rate changes on cash and cash equivalents	10	48

Net increase in cash and cash equivalents	12,643	8,500

Cash and cash equivalents at beginning of period	52,756	40,288

Cash and cash equivalents at end of period	$65,399	$48,788

Supplemental disclosure of cash flow information
Taxes paid	$2,452	$2,107

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business

China Sky One Medical Inc. (“China Sky One” or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the Company changed the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc."

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

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and  its principal executive office is located in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited (“First”) and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with First as the surviving subsidiary of TDR. The principal activities of TDR and First are the research, manufacture and sale of over-the-counter non-prescription health care products. TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in the Heilongjiang Province. TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through China’s various domestic pharmaceutical chain stores.

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

1.           Description of Business (Continued)

The following table summarizes the approximate estimated fair values of the assets acquired in the Tianlong acquisition.

($ in thousands)
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

($ in thousands)
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

The following table summarizes the approximate estimated fair values of the assets acquired in the Peng Lai acquisition.

($ in thousands)
Fixed assets	$4,177
Intangible assets - SFDA licenses for drug batch numbers	2,917
Net assets acquired	$7,094

All of our significant operations and long lived assets are located in the PRC.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2.	Restatement

On May 7, 2010, the Company’s management determined that the Company’s previously filed financial statements for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010, as previously amended by the filing of a Form 10-K/A on March 17, 2010 (the “Form 10-K”), should no longer be relied upon due to an error in such financial statements with respect to the accounting for certain derivative instruments (warrants it issued in 2008 discussed below), which were previously recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008.  Management concluded that the historical financial statements in the Original Form 10-K require restatement to properly record 750,000 common stock purchase warrants, issued in connection with its January 31, 2008 private placement (the “Class A Warrants”), as a derivative liability.

The Company has performed a complete assessment of the Class A Warrants and has concluded that the Class A Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), due to the inclusion in the Class A Warrants of a provision requiring a weighted average adjustment to the exercise price of the Class A Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price. Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in a reclassification of the warrants as a liability, measured at fair value, with changes in fair value recognized as part of other income or expense in the Company's Consolidated Statements of Operations for each reporting period thereafter.

The Company previously recorded a derivative liability of approximately $1.3 million in connection with registration rights obligations with respect to the securities under the Company’s January 31, 2008 private placement.  Also, on May 7, 2010, the Company determined that, because the obligations do not require a cash settlement and the Class A Warrants can be settled in unregistered shares, paragraphs 14-18 of EITF 00-19 do not apply to the registration rights obligation.  As a result, no liability is required to be recorded with respect to this obligation and the Company is recharacterizing the $1.3 million liability previously recorded as of December 31, 2009.

After discussions with the Audit Committee of its Board of Directors and the Company’s independent registered public accounting firm, management has determined to file an amended Form 10-K to reflect the corrections made in response to these accounting errors.  The correction of the errors impacts the Company’s Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity but has no impact on the Company’s income from operations or Consolidated Statement of Cash Flows.  Additionally, the Company determined that the application of ASC 815-40 did not have a material impact on its financial statements for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009.

The Company has not yet filed an amendment to the Form 10-K reflecting the proposed restatement with the SEC.

3.           Summary of Significant Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America (“U.S.”), which are utilized in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and assumptions used by management are based on our historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.           Summary of Significant Accounting Policies (Continued)

Certain items in our  2009 restated financial statements (see Note 2) have been reclassified to conform with the 2010 financial statements presentation.

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary, in its opinion, for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated  financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated  financial statements for China Sky One Medical, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Use of estimates – The preparation of these financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Significant estimates include values and assigned lives to acquired tangible and intangible assets, uncollectible accounts receivable, impairment testing of goodwill and other long-lived assets, the valuation allowance for income taxes, and the evaluation and estimate for contingencies.  Actual results may differ from these estimates.

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

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earn   interest income (annual yield of approximately 0.36% for the year ended December 31, 2009). For all the bank accounts in the PRC and in the U.S., the Company earned interest income of approximately $29,000 and $12,000 for the three months ended March 31, 2010 and 2009, respectively.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. As of March 31, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $56,000.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method. Inventory units are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. The Company recorded no inventory reserve position as of March 31, 2010 and December 31, 2009.

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying value exceeds the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges of property and equipment in the three months ended March 31, 2010 and 2009.

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

Intangible assets – Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived assets and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other approximate methods. The Company did not record any impairment charges for the three months ended March 31, 2010 and 2009.

Our intangible assets consist of proprietary technologies, SFDA licenses for drug batch numbers, and goodwill. Proprietary technologies are technologies that we own. The SFDA licenses for drug batch numbers and goodwill were acquired in the business acquisitions of Tianlong, Peng Lai and Haina. We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. The Company’s cost basis in the trademark is nominal. Therefore, the Company did not have its “Kang Xi” trademark appraised, or recorded an intangible asset for it. Additionally, none of the costs associated with the trademark have been capitalized. As of March 31, 2010, the weighted average amortization period for our intangible assets is approximately 8 years.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.           Summary of Significant Accounting Policies (Continued)

Derivative Instruments – The Class A Warrants (“the Warrants”) issued under our January 31, 2008 private placement memorandum include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-05). Accordingly, effective January 1, 2009, the Company is required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. At March 31, 2010, the fair value of the Company’s derivative warrants liability was $5,636,000. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at March 31, 2010 include a term of approximately 3.7 years; volatility of 74.0% and a risk free interest rate of 1.94%. Changes in fair value of these warrants are recognized in earnings each reporting period.

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

Revenue recognition - Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that all of these criteria are satisfied upon shipment from its facilities. Historically, the Company’s estimated returns, allowances and claims have been deemed immaterial. The Company’s sale agreements only allow a return if the product has quality related issues. In such event, the Company accepts the return for equivalent product exchange from inventory only. The Company’s revenues do not include multiple deliverable arrangements.

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

The Company recognizes in-process research and development in accordance with ASC topic 730, “Research and Development.” Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired. Certain assets and other technologies acquired that has foreseeable future cash flows are capitalized as intangible assets. Such intangible assets are amortized starting from the year revenue is generated and amortized over the estimated stream of revenues derived from the product sale. Should under any circumstances these capitalized intangible assets have no future benefit; the Company will record an immediate write-off for the remaining net carrying value within the consolidated statement of operations.

The Company incurred research and development expenses of approximately $3,764,000 and $2,413,000, for the three months ended March 31, 2010 and 2009, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.           Summary of Significant Accounting Policies (Continued)

Advertising – The Company signs contracts with agents who then place its advertising in the mediums of television, radio and internet. Advertising expense is incurred in the period the advertisements take place. Thus, costs of advertising are expensed as incurred. Advertising costs for the three months ended March 31, 2010 and 2009 were approximately $2,686,000 and $2,776,000, respectively. An immaterial amount of the Company’s advertisement expenses were related to advertising production costs. Advertising costs are reported as part of selling expenses in the consolidated statements of operations.

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

The Company periodically estimates its tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. The Company adjusts income tax expense in the period in which these events occur.

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward. The Company does not accrue taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the Company’s income tax rate for TDR and its subsidiaries for the three months ended March 31, 2010 and 2009:

Income Tax Rate	As of March 31,
for Subsidiaries	2010	2009
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue	2% of Revenue

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

Contributions to the pension or retirement plan are calculated at 22% of the employees’ salaries above a fixed threshold amount. The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred costs of $44,000 for each of the three months ended March 31, 2010 and 2009, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses, and other payables approximate their fair values at March 31, 2010 and 2009 because of the relatively short-term maturity of these instruments.

Subsequent Events

The Company evaluated subsequent events through the date of filing of this Form 10-Q in accordance with the Subsequent Events Topic of the FASB Accounting Standards Codification under ASC topic 855.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.           Summary of Significant Accounting Policies (Continued)

Standards Not Yet Adopted

In April 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-17, Revenue Recognition – Milestone Method, which amended guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

The consideration earned by achieving the milestone should:

1. Be commensurate with either of the following:
a.	The vendor’s performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone

2. Relate solely to past performance

3. Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  Management believes the new accounting guidance will have no material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements. This ASU amended the guidance on subsequent events and will no longer require that an SEC filer disclose the date through which subsequent events have been evaluated. The amendment is effective for interim and annual periods ending after June 15, 2010.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4.           Revenue By Product Category and Geographic Region

For the three months ended March 31, 2010 and 2009, overseas sales were approximately $816,000 and $1,181,000, respectively.

The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the three months ended March 31, 2010 and 2009:

For the Three Months Ended March 31, ($ in thousands)
	2010		2009		Variance
Product Category	Sales	% of Sales	Sales	% of Sales
Patches	$8,218	28.4%	$9,122	36.7%	$(904)
Ointments	7,805	27.0%	5,082	20.5%	2,723
Sprays	2,999	10.4%	2,902	11.7%	96
Diagnostic Kits	1,460	5.1%	3,101	12.5%	(1,641)
Others	8,421	29.1%	4,627	18.6%	3,795
Total	$28,903	100.0%	$24,834	100.0%	$4,069

5.           Concentrations of Business and Credit Risk

Substantially all of the Company's long-lived assets and business operations are located in the PRC.

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of March 31, 2010, the Company held approximately $2,098,000 of cash and cash equivalent account balances within the U.S. and all of the deposits were within  the FDIC insurance limits. As of March 31, 2010, the Company had approximately $63,301,000 in China bank deposits, which is not insured.

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

The Company does not require collateral for financial instruments subject to credit risk.

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company does not set aside any reserves for product liability risks or other potential claims. The Company’s policy is to record losses associated with its lack of insurance coverage at such time as a realized loss is incurred. Historically, the Company has not had any material losses in connection with its lack of insurance coverage and was not party to any material pending legal proceedings as of March 31, 2010. Management’s intention is to use the Company’s working capital to fund any such losses incurred due to the Company’s exposure to inadequate insurance coverage.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5.           Concentrations of Business and Credit Risk (Continued)

Major Customers

For the three months ended March 31, 2010, Harbin Shiji Baolong Medicine Company accounted for approximately 13% of total revenues. For the three months ended March 31, 2009, Shanxi Xintai and Harbin Shiji Baolong Medicine Company accounted for 22% and 20% respectively of all sales revenue. At March 31, 2010,  Harbin Shiji Baolong Medicine Company, Hangzhou Jiupin Medical Trading Company, and Harbin Baoda Medicine Company accounted for approximately 20%, 12%, and 11% of all account receivable. At March 31, 2009, Shanxi Xintai and Harbin Shiji Baolong Medicine Company accounted for 25% and 29% respectively of all account receivable. No other customers accounted for 10% or more of our total revenues or accounts receivable for the three months ended March 31, 2010 and 2009.

Major Suppliers

For the three months ended March 31, 2010, Heilongjiang Kangda Medicine Company and Zhejiang Shunfu accounted for approximately 55% and 10% of the Company’s total inventory purchases, respectively.  For the three months ended March 31, 2009, Heilongjiang Kangda Medicine Company accounted for approximately 43% of the Company’s total inventory purchases.  No other suppliers accounted for 10% or more of our total inventory purchases for the three months ended March 31, 2010 and 2009. We believe alternative local suppliers are available to meet our fulfillment needs if necessary. Therefore, we are not substantially dependent on any specific supplier.

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

Stock warrants to purchase 593,800 shares of common stock were outstanding and exercisable as of March 31, 2010. Stock warrants and options to purchase 1,001,000 shares of common stock, all were exercisable and outstanding as of March 31, 2009. These common stock equivalents were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6.           Earnings Per Share (Continued)

The following table sets forth our computation of basic and diluted net income per share for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31, ($ in thousands, except share and per share data)
	2010		2009
Numerator:

Net income used in calculation of basic and diluted earnings per share	$12,589	*	$7,243

Denominator:

Weighted-average common shares outstanding used in calculation of basic earnings per share	16,776,864		16,413,920

Effect of dilutive securities:

Warrants and Options	178,671		251,301

Weighted-average common shares used in calculation of diluted earnings per share	16,955,535		16,665,221

Net income per share:
Basic	$0.75		$0.44
Diluted	$0.74		$0.43

*  Includes a gain of $4,927 and $0.29 per share (basic and diluted) relating to the change  in fair value of  the  derivative warrant liability relating to the Class A Warrants

7.           Equity and Share-based Compensation

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

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock. As of March 31, 2010, there have been a total of 198,202 common shares granted based on the 2006 Plan to Company employees and consultants.

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

Pursuant to the Purchase Agreement, among other things, if, and whenever, within twelve (12) months of the Closing Date, the Company issued or sold, or was deemed to have issued or sold, any shares of common stock, or securities convertible into or exercisable for shares of common stock, or modified any of the foregoing which may be outstanding (with the exception of certain excluded securities), to any person or entity at a price per share, or conversion or exercise price per share less than the Unit Purchase Price, then the Company would have been required to issue, for each such occasion, additional shares of its common stock to the Investors in such number so that the average per share purchase price of the shares of common stock purchased by the Investors in the 2008 Offering would have automatically been reduced to such other lower price per share.  This right expired on January 30, 2009.

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

The Company deemed the Escrow Shares arrangement as analogous to the issuance of a fixed number of warrants in an equity transaction. Under the Make Good Agreement these Escrow Shares would have been  reallocated on a pro rata basis to the Investors only if certain earnings targets were not achieved in years 2007 and 2008. If the earnings targets were met, the Escrow Shares would automatically have been released to the Principal Shareholder. As of January 31, 2008, the date the common shares were placed into escrow, the Company achieved the 2007 earnings target and, based upon internal forecasts, was confident the 2008 target would also be met. Based upon certain assumptions, including the low probability that the Escrow Shares would be released to the Investors and not be returned to the Principal Shareholder, the Company considered the fair value of the right held by the Investors through the Escrow Shares provision under the Make Good Agreement to be immaterial. As of December 31, 2008, the Company satisfied the earnings per common share targets for each of fiscal 2007 and 2008 as defined under the Make Good Agreement and, as such, the Escrow Shares were released to the Principal Shareholder in 2009.

In connection with the 2008 Offering, the Company and the Investors entered into a Put Agreement whereby the Investors were granted the right, but not the obligation, to require the Company to repurchase certain common shares issued under the Purchase Agreement at $10.00 per share (the Unit Purchase Price).  The Investors could only exercise their Put Right in the event that either:

1.	the Adjusted EPS of the Company for the fiscal year ending December 31, 2007 was less than $0.80 per share, as set forth in the fiscal year 2007 financial statements; or

2.	the Company’s accounts receivable exceeded $12.0 million at December 31, 2007, as set forth in the fiscal year 2007 financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8.           Securities Purchase Agreement and Related Transaction (Continued)

As of the Closing Date, based on preliminary financial results at December 31, 2008, the Company determined that the events triggering the Investors’ put right did not occur.  Based upon these preliminary results, the Company determined that the value of the put obligation was immaterial and did not record it as a liability. Both of the targets were met upon the filing of the Company’s  Annual Report on Form 10-K for the year ended December 31, 2008 in March 2009, and the Investors’ rights under the Put Agreement were terminated.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to these Class A Warrants is provided in Note 10.

9.      Outstanding Warrants and Options

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2010:

	Shares Underlying Warrants	Weighted average Exercise Price Warrants	Shares underlying Options	Weighted average Exercise Price Options
Outstanding as of March 31, 2009	900,000	$9.50	113,500	$3.45

Exercised	(150,000)	$2.00	(113,500)	$3.65

Outstanding as of December 31, 2009	750,000	$12.50	-	-

Exercised	(156,200)	$12.50	-	-

Outstanding as of March 31, 2010	593,800	$12.50	-	-

As of December 31, 2009, the Class A Warrants granted in connection the Securities Purchase Agreement represented the right to purchase an aggregate of 750,000 shares of Common Stock of the Company, at an exercise price of $12.50 per share, and were exercisable as of March 31, 2010 (subject to extension as described below).  In addition, the Class A Warrants have the following characteristics

•	The Class A Warrants became exercisable beginning on the six-month anniversary of the closing of the January 2008 Offering and will expire July 31, 2011.

•
Commencing on one-year anniversary of the Closing Date, in the event the Warrant Shares may not be freely sold by the holders of the Class A Warrants due to the Company’s failure to satisfy its registration requirements, and an exemption for such sale is not otherwise available to the Warrantholders under Rule 144, the Class A Warrants will be exercisable on a cashless basis. Commencing January 1, 2009, the Company accounts for this warrant derivative liability in accordance with ASC 815-40.

•
The Exercise Price and number of Warrant Shares are subject to adjustment for standard dilutive events, including the issuance of common stock, or securities convertible into or exercisable for shares of common stock, at a price per share, or conversion or exercise price per share less than the Class A Warrant exercise price of $12.50 per share. On the Closing Date, the Company’s Management assessed the Class A Warrants and concluded the Class A Warrants were indexed to the Company’s own stock and as such equity classification was proper pursuant to the scope exception in ASC 815-10-15-74 (formerly paragraph 11(a) of SFAS 133). There was no issuance of securities during the three months ended March 31, 2010 which would have resulted in an adjustment to the Exercise Price or number of Warrant Shares.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9.           Outstanding Warrants and Options (Continued)

In June 2008, the Emerging Issues Task Force issued EITF Consensus 07-05 (“Issue 07-05) “Determining Whether an Instrument (for Embedded Feature) is Indexed to an Entity’s Own Stock”.  Under Issue 07-05, instruments which contain anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11(a) of SFAS 133.  Issue 07-05 provides new guidance for determining whether equity instruments are indexed to a company’s own stock, and as a result, whether those contracts should be marked-to-market.  Issue 07-05 contains 20 examples illustrating its application.  In particular, Example 8 addresses an exercise price reset feature that is common in many arrangements.  Example 8, concludes that because of the reset feature, the Class A Warrants will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11(a) of SFAS 133.  The adoption of Issue 07-05 required the Company to (1) evaluate the Class A Warrants contingent exercise provisions and (2) evaluate the instrument’s settlement provisions.  The Company determined that the Class A Warrants are akin to Example 8 of EITF 07-05 and not Example 16 of EITF 07-05, as the anti-dilution provision is designed to protect the holder from issuances below the exercise price (rather than below market price issuances.).

▪
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

▪
If, among other things, the Company fails to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement, the expiration date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines.  The registration rights do not require a cash settlement and the Class A Warrants can be settled in unregistered shares.  Therefore, paragraphs 14-18 of EITF 00-19 does not apply to the registration rights associated with the Class A Warrants.  As a result, no liability accounting is required.

During the three months ended March 31, 2010, the Warrantholders exercised 156,200 warrants including 148,700 warrants exercised on a cashless basis for a total of 69,084 shares of the Company’s common stock, and 7,500 warrants exercised for cash proceeds of $93,750.

At March 31, 2010, the Company had 593,800 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants.  Significant assumptions used at March 31, 2010 include a term of approximately 3.7 years; volatility of 74.0% and a risk free interest rate of 1.94%. The outstanding Class A Warrants at March 31, 2010 had a fair value of approximately $5,636,000. At March 31, 2010, the Company recorded  income of $4,927,000 due to the change in fair value of the related derivative warrant liability for the three months ended March 31, 2010. The Company deemed the fair value of the warrant liability as of March 31, 2009 as immaterial.

10.           Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10.	Inventories (Continued)

As of March 31, 2010 and 2009, inventories consist of the following:

	($ in thousands)
	March 31, 2010	December 31, 2009 (Restated)
Raw Material	$1,070	$1,192
Work-in-Process	553	578
Finished Products	600	642
Total Inventories	$2,223	$2,413

Historically, our inventory is at its lowest levels at the end of each calendar year and in the first fiscal quarter. We draw down our inventory levels in December of each year for two main reasons. First, our customers want to receive goods prior to the holiday season.  In addition, the first calendar quarter is traditionally our slowest sales period. Since a lower volume of sales activity normally occurs during the first quarter of each calendar year, we believe it is prudent to avoid incurring unnecessary inventory carrying costs. At the appropriate time toward the end of the first calendar quarter of each fiscal year, we begin to ramp up our inventory levels to prepare for increased demand during the coming stronger selling periods. Historically, we signed agreements with suppliers that allow us to hold extra raw materials at the cost of the suppliers. As a result, we could minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales. However, due to price increases of raw materials, in addition to overhead costs for storing such raw materials, the Company started to increase the inventory levels at our own cost at the end of year 2009.

Management calculates its inventory turnover rate using total inventory rather than just finished goods, because its production cycle is of an extremely short duration. The inventory turnover rate is further discussed in the Liquidity section in the  Management’s Discussion and Analysis.

11.	Property and Equipment, net

As of March 31, 2010 and December 31, 2009, Property and Equipment, net consist of the following:

	($ in thousands)
	March 31,	December 31, (Audited)
	2010	2009
Buildings and improvements	$11,076	$10,570
Machinery and equipment	5,433	5,868
Transportation equipment	956	955
Furniture and equipment	335	325
Total Property and Equipment	17,800	17,718
Less: Accumulated Depreciation	(2,481)	(2,227)
Property and Equipment, Net	$15,319	$15,491

For the three months ended March 31, 2010 and 2009, depreciation expense totaled $254,000 and $248,000, respectively.

Depreciation expense included within Cost of Goods Sold for the three months ended March 31, 2010 and 2009 amounted to $104,000 and $137,000, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12.	Intangible Assets, net

Intangible assets consists of proprietary technologies that we purchased during our normal course of business. The SFDA licenses for drug batch numbers and goodwill were acquired in connection with our business acquisitions of Tianlong and Peng Lai in 2008.

A breakdown of our intangible assets, net by subsidiaries as of March 31, 2010 is as follows:

	Intangible Assets as of March 31, 2010, net ($ in thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,237	-	$4,907	11,520	-	$17,664
SFDA licenses for drug batch numbers	-	-	$1,699	-	$4,315	$6,014
Goodwill	$406	$354	-	-	-	$760
Total	$1,643	$354	$6,606	$11,520	$4,315	$24,438

A breakdown of our intangible assets, net by subsidiaries as of December 31, 2009 is as follows:

	Intangible Assets as of December 31, 2009, net (Audited, $ in thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,275	-	$5,034	$11,854	-	$18,163
SFDA licenses for drug batch numbers	-	-	$1,751	-	$4,441	$6,192
Goodwill	$406	$353	-	-	-	$759
Total	$1,681	$353	$6,785	$11,854	$4,441	$25,114

Historically, we included our proprietary technologies and SFDA licenses for drug batch numbers under the category of patents.  We now believe it is more accurate to categorize such intangible assets in separate categories.

As of March 31, 2010, the weighted average amortization period for our proprietary technologies and SFDA licenses for drug batch numbers is approximately 8 years.

Amortization expense of our intangible assets with finite lives for each of the three months ended March 31, 2010 and 2009 was approximately $691,000 and $340,000, respectively.

13.	Taxes Payable

Taxes payable consists of the following:

	($ in thousands)
	March 31, 2010	December 31, 2009 (Audited)
Value Added Tax, net	$1,404	$1,291
Enterprise Income Tax	2,489	2,452
City Tax	56	43
Other Taxes and additions	62	86
Total Taxes Payable	$4,011	$3,873

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13.	Income Taxes

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets force the income tax rate for TDR and its subsidiaries for the three months ended March 31, 2010 and 2009:

	As of March 31,
Income Tax Rate	2010	2009
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue

*
Reflects a 25% Tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 98% of revenue.

All the favorable tax rates for TDR, First, Tianlong and Peng Lai will expire by the end of fiscal year 2010. We are going to seek renewal of these favorable tax rates in fiscal 2010.

The Company’s effective tax rate was approximately 16.5% and 20.1% for the three month ended March 31, 2010 and 2009, respectively.

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

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. Net operating loss (“NOL”) carryforwards only apply to the Company’s U.S. holding companies because they incurred certain general and administrative costs without generating any revenue and, therefore, suffered a loss. The Company has no current intentions to distribute dividend income from its China-based subsidiaries to the U.S. holding companies.

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

As of March 31, 2010, the Company has US net operating loss carryforwards of approximately $10.0 million which will begin to expire in 2029. Accordingly, as mentioned above, any deferred tax asset that would result from these carryforwards have been fully reserved as of March 31, 2010.

A reconciliation of  the statutory tax provision to the Company’s tax provision for the three months ended March 31, 2010 and 2009 is as follows:

	($ in thousands)
	Three Months Ended March 31, 2010
	China	U.S.	Total
Pre tax income	$10,600	$4,500	$15,100
Effective statutory tax rate	25%	34%
Provision for statutory income tax	$2,700	$1,500	$4,200
Other (Special Entity, etc. )	$(200)	-	$(200)
Full valuation allowance	-	$(1,500)	$(1,500)
Provision for income taxes	$2,500	-	$2,500
Effective tax rate	23.6%	-	16.5%

	($ in thousands)
	Three Months Ended March 31, 2009
	China	U.S.	Total
Pre tax income	$9,200	$(200)	$9,000
Effective statutory tax rate	25%	34%
Provision for statutory income tax	$2,300	-	$2,300
Other (Special Entity, etc. )	(500)	-	(500)
Provision for income taxes	$1,800	-	1,800
Effective tax rate	20.1%	-	20.1%

15.	Land Use Rights and Construction in Progress

The Company considers the fact that, in the PRC, there is no land ownership but rather the land use right and it is more appropriate to allocate land use rights under a separate category and amortize land use rights based on 50 years of the land use rights, or the term of the lease. The land use rights are approximately $4,577,000 and $4,586,000 at March 31, 2010 and December 31, 2009, respectively.

During the second quarter in 2007 TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for the development of a new biotech engineering project. We spent approximately $9.9 million, $730,000, and $2.1 million in the years of 2009, 2008, and 2007 respectively for this construction in progress. Majority of the construction was completed in January 2010, and we moved into the new facilities in January 2010. There was no expenditure for construction in progress during the three months ended March 31, 2010. Management estimates the additional cost to complete our construction in progress in 2010 shall amount to approximately $3 million.

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

We achieved continuing growth on the sale of our own product line through our sustained efforts to expand our distribution channels and promote our products. For the three months ended March 31, 2010, total revenues was $28,903,000, compared to $24,834,000 for the three months ended March 31, 2009. Net income was $12,589,000, or $0.74 per share for the three months ended March 31, 2010, compared to net income of $7,243,000, or $0.43 per share in the same period of 2009, as calculated on a diluted basis.

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

Product Line

During  the three months ended March 31, 2010 and 2009, we manufactured and marketed 89 products. Our manufacturing operations are conducted at our subsidiaries’ facilities located in Heilongjiang Province and Shan Dong Province in the PRC. We sell our products under five main categories:

•	Patches (5 products);

•	Ointments (18 products);

•	Sprays (15 products);

•	Diagnostic Kit (3 products);

•	Others (48 products)

A description of our principle products, which generated approximately 70% of our sales revenue for the three months ended March 31, 2010 is as follows:

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

Compound Camphor Cream

This product is for the treatment of various pathogens on the skin surface and subcutaneously, such as mycete, trichopytic, staphylococcal bacteria aureus, bacillus coli, and candida albicans (thrush).

Kecuo Yintong Ointment

This product is designed to regulate sebum secretion and to prevent acne outbreaks.

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

Other Product Category:

We include 48 of our products under the “Other” product category, because there is no individual category of applications for these products that  represents a material amount of our revenues. The Other product category includes suppositories, eye drops, nasal drops, capsules, granules, injections, syrups, liniments, tablets and wash fluids.

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

Sertraline Hydrochloride Capsule

Sertraline Hydrochloride capsule is used for the treatment of mental depression, especially in its primary and episodic stage.

Summary of Our Research and Development Activities

Research and Development

We conduct all of our research and development (“R&D”) activities either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own research, development and laboratory facilities located in the facilities of First and Tianlong.

For the three months ended March 31, 2010, total research and development expense was approximately $3,764,000. The major research and development projects that accounted for the  majority of our  total research and development expense is listed as the following:

Major Research and Development Expenses during the Three Months Ended March 31, 2010 ($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Diagnostic Kits - 6 products	$488	13.0%	$3,218	$300
Breast Cancer Technology	497	13.2%	2,767	8,300
Clindamycin Phosphate for Injection	424	11.3%	475	1,000
Levofloxacin Hydrochloride Eye Drops	410	10.9%	450	500
Nimesulide Granules	439	11.7%	455	800
Optimization Experiments for Three Products	622	16.5%	780	1,500
Total	$2,880	76.6%	$8,145	$12,400

The Company did not incur any material expenses in the first quarter of 2009  for any of the major research and development projects set forth in the table above.

For the three months ended March 31, 2009, total research and development expense is approximately $2,413,000. The major research and development projects that accounted for the majority of our total research and development expense is listed as the following:

Major Research and Development Expenses during the Three Months Ended March 31, 2009 ($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Tiopronin for Injection	$526	21.8%	$526	$800
Omeprazole Sodium for Injection	540	22.4%	540	1,000
Ozagrel Sodium for Injection	183	7.6%	183	1,000
Monoclonal Antibody	964	40.0%	3,162	2,000
Total	$2,213	91.8%	$4,411	$4,800

The Company did not incur any material expenses in the first quarter of 2010 for any of the major research and development projects set forth in the table above.

Historically, research and development expense fluctuates during each quarter. In general, different project has different requirements and different time span associated with different costs and different payment terms. Some main factors for the R&D expense fluctuation are listed as the following:

•	Each project will go through multi stages before being submitted to the SFDA.

•	Different drugs require for different amount of testing samples or trials which will result in different time span for the testing and approval process.

•	R&D expense is incurred at different stages of the process based on our agreement signed with the third party (qualified hospitals or professional research institutions).

•	Since different drugs require different stages of process or different amount of samples to be collected, the same R&D stage for different drugs result in different time span and different expense.

•	In some cases, after we submit the completed document to the SFDA, we may be required to supply additional testing or document, which will result in longer time span and increased expense.

•	For the R&D projects that are conducted internally, we only record the related personnel and material costs.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our methodologies and assumptions used to derive these estimates. Significant estimates include the reserve allowance for doubtful accounts and inventories, our impairment test for long-lived assets and goodwill, the valuation allowance for income taxes, the remaining useful lives of our long-lived assets and our evaluation and recording contingencies. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our significant estimates include the following:

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

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We have deemed our temporary tax differences related to our principal business operations in the PRC to be immaterial. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including the continued historical operating losses of China Sky and ACPG, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. ACPG and China Sky do not generate revenues and were established as the Holding Companies of our foreign operations. Management has no intention to remit to either ACPG or China Sky any undistributed earnings of business operations in China. However, various factors may cause those assumptions to change in the near term.

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

Derivative liabilities - The Class A Warrants (“the Warrants”) issued under our January 31, 2008 private placement memorandum include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5).  Accordingly, effective January 31, 2009, the Company is required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at March 31, 2010 include a term of approximately 3.7 years; volatility of 74.0% and a risk free interest rate of 1.94%. The Company did not record the fair value of its derivative warrant liability as of March 31, 2009 and the change in fair value for the three months  ended March 31, 2009 due to being deemed immaterial.

Intangible assets – Our intangible assets consists of proprietary technologies, SFDA licenses for drug batch numbers, and goodwill. Proprietary technologies are technologies that we own. The SFDA licenses for drug batch numbers and goodwill were acquired in the business acquisitions of Tianlong, Peng Lai and Haina. We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. The Company’s cost basis in the trademark is nominal. Therefore, the Company did not have its “Kang Xi” trademark appraised, or recorded an intangible asset for it. Additionally, none of the costs associated with the trademark have been capitalized.

Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Goodwill and intangible assets are tested periodically for impairment. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company did not record any impairment charges related to its tangible and intangible assets held during the three months ended March 31, 2010 and 2009.

As of March 31, 2010, the weighted average amortization period of our intangible assets approximated  8 years.

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

For the three months ended March 31, 2010 and 2009, we incurred $3,764,000 and $2,413,000, respectively, in research and development expenditures.

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

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers. As a result, we were able to minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales. However, due to our  forecasts for certain cost increases of raw materials and the overhead costs for storing such raw materials in fiscal 2010, we began to increase our inventory levels toward the second half of 2009 and in 2010.

In fiscal year 2010, we anticipate certain price increases of raw materials that will result in the increase of our Cost of Goods Sold. Our sales and marketing strategy to promote certain of our products which have less market competition by coordinating with reputable distributors who have extensive market channel and will launch these products at lower margins. These factors will have negative impact on our overall gross product margins as discussed below:

Results of Operations

For the three months ended March 31, 2010 and 2009

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31, ($ in thousands)
	2010	2009	Variance
Revenues	$28,903	$24,834	16.4%
Cost of Goods Sold	$7,275	$6,041	20.4%
Gross Profit	$21,628	$18,793	15.1%
Gross Profit Margin	74.8%	75.7%	-0.9%

For the three months ended March 31, 2010, total revenues increased by approximately $4,069,000, or 16.4%, as compared to the same period of 2009. The revenue increase is primarily due to the strong sales from Ointment and Others product categories. The positive variance is partially offset by the decreased revenue from the sales of our  Slim Patch and Diagnostic Kits.

Cost of Goods Sold increased by 20%, slightly higher than the increase of revenue. Overall, the gross margin of 74.8% and 75.7%  remained relatively constant for the three months ended March 31, 2010 and 2009.

In the remaining period of fiscal year 2010, we anticipate certain price increases of raw materials and the overhead costs for storing such raw materials that will result in the increase our Cost of Goods Sold. Our sales and marketing strategy is to promote certain of our products which have less market competition by coordinating with reputable distributors who have extensive market channel and will launch these products with lower margin. These factors will have negative impact on our overall gross product margins.

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the three months ended March 31, 2010 and 2009:

For the Three Months Ended March 31, ($ in thousands)
	2010		2009		Variance
Product Category	Sales	% of Sales	Sales	% of Sales
Patches	$8,218	28.4%	$9,122	36.7%	$(904)
Ointments	7,805	27.0%	5,082	20.5%	2,723
Sprays	2,999	10.4%	2,902	11.7%	96
Diagnostic Kits	1,460	5.1%	3,101	12.5%	(1,641)
Others	8,421	29.1%	4,627	18.6%	3,795
Total	$28,903	100.0%	$24,834	100.0%	$4,069

The Company marketed 89 products during the three months ended March 31, 2009 and 2010.  The Company’s total revenue increased by $4,069,000, or 16.4%, as compared to the same period of 2009.  The revenue increase is primarily due to the strong sales from the Ointment and Others product categories which was primarily offset by the decreased sales generated from our Patches and Diagnostic kits.

For the three months ended March 31, 2010, revenues from Patch products decreased $904,000, or 9.9% as compared to the same period of 2009. The decrease is primarily due to the decreased revenue generated from our Slim Patch products, sales of which began to decline in the fourth quarter of 2009. The revenue generated from Slim Patch was $1,586,000 and $4,621,000 for the three months ended March 31, 2010 and 2009, respectively. Slim Patch sales are usually better in the second and third quarter due to its seasonality, the life cycle of weight loss products is generally more limited comparing to other pharmaceutical products. The regulations and restrictions recently launched by the Chinese government prohibiting television advertisement of  weight loss products in the PRC also have negative impact to the Slim Patch distribution channel. Other Patch products sold for the three months ended March 31, 2010 partially offset the loss of sales from the Slim Patch, The revenue generated from other patch products for the three months ended March 31, 2010 and 2009 were $6,632,000 and $4,501,000, respectively.

For the three months ended March 31, 2010, revenues from Ointments increased by $2,723,000, or 53.6% as compared to the same period of 2009. The increase is primarily due to the  increased sales from our Compound Camphor Cream and Kecuo Yintong Ointment. Revenue generated from Compound Camphor Cream was $3,046,000 and $1,419,000 for the three months ended March 31, 2010 and 2009, respectively. This increase is primarily due to our continuing efforts in the promotion and  advertisement for this product during the first quarter of 2010.

Revenue generated from our Kecuo Yintong Ointment was $1,182,000 and $45,000 for the three months ended March 31, 2010 and 2009, respectively. This increase is primarily due to our entry into a distribution agreement in the third quarter of 2009 for sales of this product.

For the three months ended March 31, 2010, revenue generated from our Diagnostic Kits decreased by $1,641,000, or 52.9% as compared to the same period of 2009. The revenue decrease is primarily due to our internal limited support to the distributors for the Diagnostic Kits. We began addressing this issue in 2010 by training a professional team to co-operate with our distributors. We are also creating new policies and incentives to encourage the distributors for better performance.

For the three months ended March 31, 2010, revenues from our Other products category increased by $3,794,000, or 82.0% as compared to the same period of 2009. The revenue increase is primarily due to the sales increase in the (i) Naphazoline Hydrochloride eye drops, (ii) Napadil tablet, and (iii) Tinea liniment. Revenues generated from these three products were $2,474,000 and $1,089,000 for the three months ended March 31, 2010 and 2009, respectively. Distributors and agents are also highly motivated in actively promoting such products in the market. Radix Isatidis syrup and Loquat syrup in our Other products category which contributed increased revenues of $429,000 for the three months ended March 31, 2010. We acquired these two products through the Peng Lai acquisition in October 2008. Peng Lai had nominal operation before the acquisition. The revenue generated from these two syrup products was $83,000 for the three months ended March 31, 2009.

Operating Expenses

The following table summarizes the changes in our operating expenses for the three months ended March 31, 2010 and 2009:

For the Three Months Ended March 31, ($ in thousands)
Operating Expenses	2010	2009	Variance
Selling expense	$5,911	$5,967	(0.9)%
General and administrative expense	990	911	8.7%
Depreciation and amortization	841	451	86.5%
Research and development	3,764	2,413	56.0%
Total operating expenses	11,506	9,742	18.1%
Total revenue	$28,903	$24,834	16.4%
% of operating expenses to revenue	39.80%	39.20%	0.6%

For the three months ended March 31, 2010, selling expense remained constant with the same period of 2009, general and administrative expense increased by 8.7%. The increase is primarily due to the increased head count and transportation related expenses.

Depreciation and amortization expense amounted to $841,000  compared to $451,000  for the three months ended March 31, 2010   and  2009, respectively. This increase of $390,000 is primarily due to the amortization expense of our proprietary technologies - Antroquinonol and Small RNAs Technology, that we acquired during the fourth quarter of 2009. These two proprietary technologies were acquired for approximately $10,969,000 and are being amortized over an estimated useful  life of 10 years.

For the three months ended March 31, 2010, research and development expense increased by approximately $1,351,000, or 56.0%, as compared to the same period of 2009. For the three months ended March 31, 2010, total research and development expense was approximately $3,764,000. The major research and development projects that accounted for the majority of our total research and development expense are listed as the following:

Major Research and Development Expense during the Three Months Ended March 31, 2010 ($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Diagnostic Kits - 6 products	$488	13.0%	$3,218	$300
Breast Cancer Technology	497	13.2%	2,767	8,300
Clindamycin Phosphate for Injection	424	11.3%	475	1,000
Levofloxacin Hydrochloride Eye Drops	410	10.9%	450	500
Nimesulide Granules	439	11.7%	455	800
Optimization Experiments for Three Products	622	16.5%	780	1,500
Total	$2,880	76.6%	$8,145	$12,400

The Company did not incur any material costs  in the first quarter of 2009 for  the major research and development projects set forth in the table above.

For the three months ended March 31, 2009, total research and development expense is approximately $2,413,000. The major research and development projects that accounted for the majority of our total research and development expense is listed as the following:

Major Research and Development Expenses during the Three Months Ended March 31, 2009 ($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Tiopronin for Injection	$526	21.8%	$526	$800
Omeprazole Sodium for Injection	540	22.4%	540	1,000
Ozagrel Sodium for Injection	183	7.6%	183	1,000
Monoclonal Antibody	964	40.0%	3,162	2,000
Total	$2,213	91.8%	$4,411	$4,800

The Company did not incur any material expenses in the first quarter of 2010 for any of the major research and development projects set forth in the 2009 table above.

Other Income (Expense)

For the three months ended March 31, 2010, we recorded an unrealized  gain of $4,927,000 due to the change in fair value of  our  derivative warrant liability resulting from the  decrease in  fair value of the warrants issued in the Offering (as described in Note 8 to the Notes to the financial statements appearing elsewhere in this report). We did not record any change in fair value from our derivative warrant liability during the three months ended March 31, 2009 due to immateriality.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2010 and 2009:

	As of March 31, ($ in thousands, except ratio and days)
	2010	2009

Cash and cash equivalents	$65,399	$48,789
Current ratio	5.8	10.5
Quick ratio	5.6	9.1
Average accounts receivable turnover days	61.9	52.7
Average inventory turnover days	28.6	13.3
Working capital	$71,327	$65,884
Inventories	$2,223	$1,320

Cash provided by (used in):
Operating activities	$12,616	$8,493
Investing activities	$(77)	$(70)
Financing activities	$94	$29

As of March 31, 2010, cash and cash equivalents were approximately $65,399,000 as compared to $48,789,000 at March 31, 2009. We had working capital at March 31, 2010 of approximately $71,327,000, compared to $65,884,000 at March 31, 2009. Our increase in working capital in 2010 was principally due to increased cash and cash equivalents funded by the increased cash flows generated from our operating activities and partially offset by the decreased derivative liability from the outstanding and exercisable warrants. We consider current working capital and borrowing capabilities are adequate to cover our current operating and capital requirements in the near future.

Cash flows provided by operating activities was approximately $12,616,000 for the three months ended March 31, 2010 compared to $8,493,000 in the same period of 2009. The increase in cash provided by operating activities of approximately $4,123,000 is primarily attributable to our (i) decreased account receivable of approximately $1,654,000 and (ii) increased accounts payable and accrued expenses of $407,000 and (iii) decreased funds in 2010 of $1,047,000 to acquire inventories quarter over quarter.

Cash flows used in investing activities was approximately $77,000 for the three months ended March 31, 2010 compared to $70,000 in the same period of 2009. Cash flows used in investing activities in 2010 and 2009 were primarily related to our expenditures in purchasing manufacturing equipment.

Cash flows provided from financing activities was approximately $94,000 for the three months ended March 31, 2010 compared to approximately $29,000 for the same period in 2009. Cash flows provided from financing activities in 2010 and 2009 were primarily related to warrants cash exercised by certain warrant holders of ours.

In January 2010, we completed the construction of two office buildings and moved into these new facilities. It is anticipated that residual work, including road construction,  fire control equipment, amenity improvement, and final acceptance, will be completed on these facilities in the third quarter of 2010, at an additional cost of approximately $3.0 million.

Our current ratio was 5.8 at March 31, 2010 compared to 10.5 at March 31, 2009 and the quick ratio was 5.6 at March 31, 2010 compared to 9.1 at March 31, 2009. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

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

Our average daily sales, average accountant receivable, and accountant receivable turnover days for each of the three months ended March 31, 2010 and 2009 were as follows:

Three Months Ended March 31,	Average Daily Sales ($ in thousands)	Average A/R ($ in thousands)	Turnover Days

2010	$321	$19,865	61.9
2009	$276	$14,529	52.7

Account receivable turnover days increased to 61,9 in the three months ended March 31, 2010 comparing to 52.7 in the same period of 2009. The increase is primarily due to the average account receivable increase outpaced the increase of average daily sales. Accounts receivable collections are generally slower during the fourth fiscal quarter and the first fiscal quarter, partly due to the Chinese public holidays within that period (about three weeks in total). During the second and third quarter of each year, due to stronger sales volume, the product turnover rate at the Company’s distributors and agents is higher, resulting in their shorter accounts payable periods.

Our inventory turnover days for the three months ended March 31, 2010 and 2009 calculated by using average daily costs of goods sold and average inventory for each quarter were as the following:

Quarters Ended March 31,	Average Daily COGS ($ in thousands)	Average Inventory ($ in thousands)	Turnover Days

2010	$81	$2,318	28.6
2009	$67	$891	13.3

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers. As a result, we could minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales.  However, due to the forecast of certain cost increases of raw materials in 2010, management began to increase the inventory levels toward the second half of 2009. The inventory turnover days increased to 28.6 days for the three months ended March 31, 2010 comparing to 13.3 days in the same period of 2009. This increase is primarily due to the increased inventory level by the end of fiscal year 2009 to support our expected sales growth.

Contractual Obligations and Commercial Commitments

As of March 31, 2010, we have commitments and contractual obligations as follows:

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

The continuing development of 8 research and development projects, which commenced in the second half of fiscal 2009, have been carried over to the year of 2010 according to our contracts signed with various research institutions with the total amount of approximately $2.4 million. During the three months ended March 31, 2010, approximately $1.4 million had been realized and the remaining $1 million will be realized in the remaining period of fiscal 2010.

As of March 31, 2010, we had approximately $380,000  payable to 9 of our staff who sold their shares from their 2008 stock options. The Company opened a collective account at Merrill Lynch and received the proceeds on behalf of the Company’s staff. This account payable will be settled during the second quarter of fiscal 2010.

Other than the above contracts and commitments, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, and other long term liabilities reflected on our balance sheet under GAAP.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the three months ended March 31, 2010 were denominated primarily in RMB, the currency of China, and were converted into U.S. dollars at the exchange rate of 6.83610 RMB to 1 U.S. Dollar at March 31, 2010 from 6.84560 RMB to 1 U.S. Dollar at March 31, 2009. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

As of March 31, 2010, we do not invest or trade market risk sensitive instrument or have any debt subject to interest rate fluctuations.

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

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earned an annual interest income yield of approximately 0.36% for the three months ended March 31, 2010. For all the bank accounts in the PRC, we earned interest income of approximately $23,000 and $7,000 for the three months ended March 31, 2010 and 2009, respectively.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three month ended March 31, 2010, and subsequent period through the date hereof, we did not engage in any unregistered sales of equity securities other than as set forth below:

Warrants holders exercised 148,700 warrants at various prices on a cashless basis for a total of  69,084 shares of the Company’s common stock.

Warrants holders exercised 7,500 warrants for cash at an exercise price of $12.50 per share, for total proceeds of $93,750.

We believe that these transactions are exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2), or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

In the three-month period ended March 31, 2010, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended March 31, 2010, or subsequent period through the date hereof, which was not so reported.

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

CHINA SKY ONE MEDICAL, INC.

Dated: May 17, 2010	By:	/s/ Liu Yan-qing
Liu Yan-qing
Chairman, Chief Executive Officer and President

Dated: May 17, 2010	By:	/s/ Stanley Hao
Stanley Hao
Chief Financial Officer and Secretary