Form 10-K/A
period 2009-12-31
CHINA SKY ONE MEDICAL, INC.
filed 2010-07-23
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _________

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (“Amended Form 10-K”) of China Sky One Medical, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010, as previously amended by the filing of a Form 10-K/A on March 17, 2010 (the “Form 10-K”).

As announced in a Current Report on Form 8-K (the “Form 8-K”) the Company filed with the SEC on May 11, 2010, on May 7, 2010, the Company’s management determined that the Company’s previously filed financial statements for the fiscal year ended December 31, 2009, included in the Form 10-K, should no longer be relied upon due to an error in such financial statements with respect to the accounting for certain derivative instruments (warrants it issued in 2008 discussed below), which were previously recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008. The Company received comments from the SEC, which led to management’s conclusion that the historical financial statements in the Form 10-K require restatement to properly record 750,000 common stock purchase warrants, issued in connection with its January 31, 2008 private placement (the “Warrants”), as a derivative liability.

The Company has performed a complete assessment of the Warrants and has concluded that the Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), due to the inclusion in the Warrants of a provision requiring a weighted average adjustment to the exercise price of the Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price.  Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in a reclassification of the warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

The Company previously recorded a derivative liability of approximately $1.3 million in connection with registration rights obligations with respect to securities issued in the Company’s January 31, 2008 private placement.  Also, on May 7, 2010, the Company determined that, because the obligations do not require a cash settlement and the Warrants can be settled in unregistered shares, paragraphs 14-18 of EITF 00-19 do not apply to the registration rights obligation.  As a result, no liability is required to be recorded with respect to this obligation and the Company is recharacterizing the $1.3 million liability previously recorded as of December 31, 2009.

After discussions with the Audit Committee of its Board of Directors and the Company’s independent registered public accounting firm, management has determined to file the Amended Form 10-K to reflect the corrections made in response to these accounting errors.  The correction of the errors impacts each of the Company’s consolidated financial statements, but has no impact on the Company’s income from operations or cash flows.

The following tables ($ in thousands, except per share information) show the effects of the restatement on the Company's consolidated balance sheet as of December 31, 2009 and consolidated statements of operations and comprehensive income:

	As of December 31, 2009
	As Previously Recorded	As Restated

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Warrant liability	$1,330	$11,435

TOTAL CURRENT LIABILITIES	$9,389	$19,494

SHAREHOLDERS' EQUITY
Additional paid in capital	$41,376	$37,188
Retained earnings	$83,702	$77,785

TOTAL SHAREHOLDERS' EQUITY	$130,974	$120,869

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$140,363	$140,363

i

	Year Ended December 31, 2009
	As Previously Recorded	As Restated

INCOME FROM OPERATIONS	$46,251	$46,251

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	$(1,330)	$(4,807)

Total other income (expense)	$(1,291)	$(4,768)

INCOME BEFORE PROVISION FOR INCOME TAXES	$44,960	$41,483

NET INCOME	$34,457	$30,980

BASIC EARNINGS PER SHARE	$2.08	$1.87

DILUTED EARNINGS PER SHARE	$2.07	$1.86

COMPREHENSIVE INCOME	$34,769	$31,292

In addition to the foregoing, in response to the SEC’s comments, the Company has made additional revisions to the Form 10-K to enhance its disclosure regarding its research and development activities and to provide additional information on the income taxes of the Company.  The Company also has corrected certain typographical errors it discovered upon review of the Form 10-K

Except as described above, no other amendments are being made to the Form 10-K.  This Amended Form 10-K does not reflect events occurring after the Form 10-K, or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended Form 10-K updated certifications executed as of the date of this Amended Form 10-K by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended Form 10-K.

ii

CHINA SKY ONE MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

iii

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

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

PART I

Item 1.   Business.

General

We are engaged, through our China-based indirect subsidiaries described below, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb-based pharmaceutical and medicinal products. Our principal products are external use Traditional Chinese Herbal Remedies/Medicines, commonly referred to in the industry as “TCM.”  We have evolved into an integrated manufacturer, marketer and distributor of external-use TCM products sold primarily in the People’s Republic of China (“China” or “PRC”) and through Chinese domestic pharmaceutical chains.  Recently, we have been expanding our worldwide sales effort as well. Prior to 2009, we sold both our own manufactured products, as well as medicinal and pharmaceutical products manufactured by others (the sale of third party products is referred to herein as “Contract Sales”).  Commencing in 2009, we discontinued all of our Contract Sales as part of our revised strategic plan.

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

Other Product Category:

We include 48 of our products under the “Other” product category, because the categories of applications for these products do not separately represent a material amount of our revenues.  The Other product category includes suppositories, eye drops, nasal drops, capsules, granules, injections, tablets and wash fluids.

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

Products Under Development

The projects which accounted for a majority of our 2009 research and development expenses, grouped by subsidiary, are as follows:

TDR

Breast Cancer Technology

Hyperplasie Globulaire is the early stage of Hyperplasia of the Mammary Glands that has a high occurrence among females between twenty-five and forty-five years of age.  Medicines with Endocrine can have significant side effects to the patient.  Our Breast Cancer Technology is designed to effectively treat the Hyperplasie Globulaire with Traditional Chinese Medicine and with minimum side effects.  We spent approximately $2,272,000, or 15.2% of total R&D expenditure in 2009, for efficacy testing, acute and long term toxicity testing.  This project is the only project that represented more than 10% of our total R&D expenditures in 2009.

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

Set forth below is certain information regarding our major research and development projects in 2009.  The additional costs and expected completion dates set forth in the table below are subject to change, which may be material, based on various factors, many of which are out of our control:

Projects	Stage	2008 Expense		2009 Expense	Aggregate Expenses Since Commencement of Project	Estimated Additional Costs to Complete Research and Development		Remaining Activities and Expected Research and Development Completion Date***
Diagnostic Kits - 19 products*	Clinical trial	$2,261,000		$2,727,000	$4,988,000	$800,000
13 projects are estimated to be submitted to the SFDA in later half of 2010, with an estimated aggregate cost of $500,000; Another 6 products are estimated to complete clinical trial in fiscal 2010, then get into the stage of long term stability testing through 2013, with estimated cost of $300,000

Injections - 6 projects	Clinical trial	$614,000		$1,944,000	$2,558,000	$300,000
One product is pending SFDA approval; 3 products are planned to be submitted to the SFDA within fiscal 2010, with an estimated cost of $100,000; The other 2 products are going into long term stability testing stage with an estimated cost of $200,000

Breast Cancer Technology	Efficacy testing, Acute and Long Term Toxicity testing	$0		$2,272,000	$2,272,000	$8.3 million
Efficacy stage has been completed in 2009, long term stability testing is estimated to be completed during the first half of 2011, with an estimated cost of $300,000, then apply to the SFDA for getting into the clinical trial. The clinical trial is estimated to be completed in  2015, with an estimated cost of $6-8 million, afterwards, we intend to apply to the SFDA to enter into the production stage.

Patches - 4 products	Extraction optimization testing	$0	**	$1,820,000	$1,820,000	$	**	Completed
Monoclonal Antibody	Completed	$948,000		$965 ,000	$1,913,000	$1.8 to $2 million		Continue study in 2010; does not require SFDA approval
Endostatin	Efficacy testing, Acute and Long Term Toxicity testing	$1,192,000		$439,000	$1,631,000	$8 to $10 million		Clinical trials; estimated to be completed in 2016 and submitted for SFDA approval
Antroquinonol	Clinical trial	$0		$387,000	$387,000	$16 to $18 million		Efficiency, acute and long-term toxicity testing; pre-clinical and clinical trials are estimated to be completed in 2018 and submitted for SFDA approval
Radix Isatidis granule and syrup	Production process optimization	$0		$282,000	$282,000	$400,000 - $500,000		Estimated to be completed in 2010
Naftopidil Dispersible tablets	Production process optimization	$0		$256,000	$256,000	$400,000 - $500,000		Estimated to be completed in 2010
Sertraline Hydrochloride capsules	Production process optimization	$0		$249,000	$249,000	$400,000 - $500,000		Estimated to be completed in 2010
 ____________________________
*   During 2008, we conducted long-term stability testing on clinical trials on a total of 13 projects for an aggregate expense of $2,261,000.  We spent an immaterial amount on further research and development of the projects in 2009 and expect to submit those projects for SFDA approval during the second half of 2010 at an estimated aggregate additional expense of $500,000.
**  The amount is not meaningful.
***  Does not include time required for SFDA approval, if any.

In addition to the projects set forth in the table above, we commenced clinical trials or efficacy, acute and long-term toxicity testing on several other projects.  We expect to complete testing and/or trials for these projects between 2012 and 2014 at an estimated cost of $600,000 to $1,000,000 per project.

Total research and development expenses in fiscal 2009 were $14,960,000.  The above listed projects comprise 75.6% of our total research and development expenses in fiscal 2009.  The other projects and miscellaneous materials make up the remaining 24.2% of total research and development expenses for the year.

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

We will continue efforts to expand our markets into other provinces and larger cities in the PRC, and to other markets worldwide.  Currently, our products are sold primarily in the PRC.  In 2009, 2008 and 2007, approximately 92.2%, 91.8% and 74.8% of our revenues were from the sale of products in China, respectively. Part of our sales strategy is to expand our worldwide sales.  As a means of accelerating our distribution into other countries, we will seek to enter into strategic marketing arrangements with qualified firms that have distribution channels, brand name recognition, or other unique marketing strengths.

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

Government Regulation

Regulatory Environment

Our principal sales market is in the PRC.  We are subject to the Pharmaceutical Administrative Law of the PRC, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in the PRC, and sets penalties for violations.  Our business is subject to various regulations and permit systems of the government of the PRC.  Additionally, we are subject to government licensing rights and regulations, which relate to our stem cell R&D license.  Permits we attain for TCM products are granted on a non-exclusive basis and are subject to periodical review for renewal.

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

We do not maintain any insurance and are exposed to all risks of loss, including resulting from product liability, property loss or damages, or other harm that we may cause to customers, vendors, suppliers and other third parties, or securities law claims.

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

The modernization of regulations for the pharmaceutical industry is relatively new in the PRC, and the manner and extent to which it is regulated will continue to evolve.  As a pharmaceutical company, we are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in the PRC, and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law.  In addition as a  “Foreign Owned Enterprise,” we will be subject to the Foreign Company provisions of the Company Law of the PRC.  Changes in these laws or new interpretations of existing laws may have a significant impact on our methods and our cost of doing business.  For example, if legislative proposals for pharmaceutical product pricing, reimbursement levels, approval criteria or manufacturing requirements should be proposed and adopted, such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows.  In addition, we are subject to varying degrees of regulation and licensing by governmental agencies in China. At this time, we are unaware of any China legislative proposals that could adversely affect our business. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on our operations, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations, or that any changes in applicable laws or regulations will not have a material adverse effect on our business.

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

Since 1994, the exchange rate for RMB against the U.S. dollar has remained relatively stable, most of the time in the region of approximately RMB 8.00 to U.S.$1.00.  However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar.  Currently, exchange rates are approximately RMB 6.84 to U.S.$1.00 resulting in the increase in price of Chinese products to U.S. purchasers.   As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  For example, to the extent that we need to convert United States dollars into Chinese RMB for operations, appreciation of this currency against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert Chinese RMB into U.S. dollars for other business purposes and the U.S. dollar appreciates against this currency, the U.S. dollar equivalent of the Chinese RMB that we convert would be reduced.

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

Risks Relating to the Market for Our Common Stock and our Capital Structure

Application of guidance related to the Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock has negatively impacted our  statement of operations for the year ended December 31, 2009 (restated) and could continue to negatively impact our statement of operations.

For the year ended December 31, 2009 (restated), we reported an unrealized loss on derivatives in the consolidated statements of operations of $4,807,000 as a result of the issuance of warrants to purchase up to an aggregate of 750,000 shares of common stock in our January 2008 private placement.  Our comprehensive income will continue to fluctuate as a result of the impact of such warrants and will be adversely effected in each reporting period in which the fair value of the warrants that remain outstanding continue to increase.

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

Item 6.  Selected Financial Data.

Restatement of 2009 Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the year ended December 31, 2009.  On May 7, 2010, the Company determined that ASC 815-40, which was effective January 1, 2009, should have been applied to warrants issued in the Company’s 2008 private placement, resulting in a reclassification of the warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.  In addition, the Company previously recorded a liability in connection with certain registration rights provided to investors in the private placement.  On May 7, 2010, the Company determined that because the obligations do not recognize cash settlement and the warrants can be settled in unregistered shares, paragraphs 14 – 18 of EITF 00-19 do not apply to the registration rights obligation.  As a result, no liability is required to be recorded with respect to this obligation and the Company has recharacterized this previously recorded liability.

Key financial data from the fiscal years ended December 2005 to 2009 is set forth in the following table.

	For the Years Ended December 31, ($ in thousands, except per share data)
	2009 (restated)	2008	2007	2006 (restated)	2005
Operating Data:
Revenues	$130,092	$91,816	$49,318	$19,882	$7,712
Cost of Goods Sold	31,671	22,403	10,940	5,063	2,214
Gross Profit	98,421	69,413	38,379	14,819	5,498
Selling expense	30,763	22,968	14,784	9,894	2,540
General and administrative expense	4,191	2,514	1,380	844	735
Research and development	14,960	7,413	3,158	2,027	64
Income from Operations	46,251	35,659	18,614	1,932	2,462
Other Income (Expense)	(4,768)	814	38	(228)	(18)
Provision for income taxes	10,503	7,616	3,319	1,080	356
Net Income	30,980	28,857	15,333	624	2,089
Basic Earnings Per Share	1.87	1.91	1.27	0.05	0.19
Diluted Earnings Per Share	1.86	1.87	1.15	0.05	0.19

Balance Sheet Data:
Total Assets	$140,363	$101,259	$37,285	$16,681	$8,992
Total Current Liabilities	19,494	6,326	5,040	2,370	1,641
Working Capital	56,895	49,509	15,447	7,798	2,858
Stockholder's Equity	120,869	94,933	32,245	14,311	7,351

Other Data:
Net cash provided by operating activities	$33,449	$27,538	$11,601	$5,183	$1,090
Net Cash used in investing activities	(21,154)	(23,115)	(10,261)	(4,597)	(776)
Net Cash provided by (used in) financing activities	29	25,355	(33)	(2,931)	591

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

In 2009, we achieved continued growth on the sale of our own product line through our sustained efforts to expand our distribution channels and promote our products.  For the year ended December 31, 2009, total revenues were $130,092,000, compared to $91,816,000 and $49,318,000 for the years ended December 31, 2008 and 2007, respectively. Net income was $30,980,000, or $1.86 per share, in 2009, compared to net income of $28,857,000, or $1.87 per share, in 2008, and net income of $15,333,000, or $1.15 per share, in 2007, as calculated on a diluted basis for all periods presented.

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

Results of Operations

Restatement of Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the year ended December 31, 2009.  On May 7, 2010, the Company determined that ASC 815-40, which was effective January 1, 2009, should have been applied to warrants issued in the Company’s 2008 private placement, resulting in a reclassification of the warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.  In addition, the Company previously recorded a liability in connection with certain registration rights provided to investors in the private placement.  On May 7, 2010, the Company determined that because the obligations do not recognize cash settlement and the warrants can be settled in unregistered shares, paragraphs 14 – 18 of EITF 00-19 do not apply to the registration rights obligation.  As a result, no liability is required to be recorded with respect to this obligation and the Company has recharacterized this previously recorded liability.

For the years ended December 31, 2009, 2008 and 2007

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold,  gross profit and gross profit margin during the fiscal years ended December 31, 2009, 2008, and 2007:

	For the Years Ended December 31, ($ in thousands)
	2009	Variance	2008	Variance	2007
Revenues
Product Sales (net of sales allowance)	$130,092	51%	$86,161	137%	$36,320
Contract Sales	0	-	5,655	(57)%	12,998
Total Revenues	$130,092	42%	$91,816	86%	$49,318

Cost of Goods Sold
Cost of goods sold	31,671	41%	22,403	105%	10,940

Gross Profit	$98,422	42%	$69,413	81%	$38,378
Gross Profit Margin	75.7%		75.6%		77.8%

Year over year – 2009 to 2008

Total revenues increased by approximately $38,276,000, or 42%, from approximately $91,816,000 in the fiscal year ended December 31, 2008, to approximately $130,092,000 for the fiscal year ended December 31, 2009.  The increase in our revenues is primarily attributable to increase in our product sales related to:

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

In 2008, before TDR acquired Tianlong, the majority of our contracts sales consisted of products purchased from Tianlong. In 2008, TDR began to discontinue contract sales, and in 2009, TDR discontinued contract sales as part of its strategic goals and, in 2009 TDR discontinued contact sales. Revenues derived from the sale of Tianlong products of approximately $4,805,000 and approximately $1,477,000 for 2007 and 2008 respectively, have been reallocated to each of the appropriate product categories to present a more appropriate measure of our revenues by product line.

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

 General and administrative expenses for the year ended December 31, 2009 increased approximately $1,677,000, or 67%, compared with 2008.  This increase was primarily due to an expense for share-based compensation, of approximately $1,242,000, for common shares we issued in December 2009 ($316,000 in 2008).

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

Set forth below is certain information regarding our major research and development projects in 2009.  The additional costs and expected completion dates set forth in the table below are subject to change, which may be material, based on various factors, many of which are out of our control:

Projects	Stage	2008 Expense		2009 Expense	Aggregate Expenses Since Commencement of Project	Estimated Additional Costs to Complete Research and Development		Remaining Activities and Expected Research and Development Completion Date***
Diagnostic Kits - 19 products*	Clinical trial	$2,261,000		$2,727,000	$4,988,000	$800,000
13 projects are estimated to be submitted to the SFDA in later half of 2010, with an estimated aggregate cost of $500,000; Another 6 products are estimated to complete clinical trial in fiscal 2010, then get into the stage of long term stability testing through 2013, with estimated cost of $300,000

Injections - 6 projects	Clinical trial	$614,000		$1,944,000	$2,558,000	$300,000
One product is pending SFDA approval; 3 products are planned to be submitted to the SFDA within fiscal 2010, with an estimated cost of $100,000; The other 2 products are going into long term stability testing stage with an estimated cost of $200,000

Breast Cancer Technology	Efficacy testing, Acute and Long Term Toxicity testing	$0		$2,272,000	$2,272,000	$8.3 million
Efficacy stage has been completed in 2009, long term stability testing is estimated to be completed during the first half of 2011, with an estimated cost of $300,000, then apply to the SFDA for getting into the clinical trial. The clinical trial is estimated to be completed in  2015, with an estimated cost of $6-8 million, afterwards, we intend to apply to the SFDA to enter into the production stage.

Patches - 4 products	Extraction optimization testing	$0	**	$1,820,000	$1,820,000	$	**	Completed
Monoclonal Antibody	Completed	$948,000		$965 ,000	$1,913,000	$1.8 to $2 million		Continue study in 2010; does not require SFDA approval
Endostatin	Efficacy testing, Acute and Long Term Toxicity testing	$1,192,000		$439,000	$1,631,000	$8 to $10 million		Clinical trials; estimated to be completed in 2016 and submitted for SFDA approval
Antroquinonol	Clinical trial	$0		$387,000	$387,000	$16 to $18 million		Efficiency, acute and long-term toxicity testing; pre-clinical and clinical trials are estimated to be completed in 2018 and submitted for SFDA approval
Radix Isatidis granule and syrup	Production process optimization	$0		$282,000	$282,000	$400,000 - $500,000		Estimated to be completed in 2010
Naftopidil Dispersible tablets	Production process optimization	$0		$256,000	$256,000	$400,000 - $500,000		Estimated to be completed in 2010
Sertraline Hydrochloride capsules	Production process optimization	$0		$249,000	$249,000	$400,000 - $500,000		Estimated to be completed in 2010
 ____________________________

*     During 2008, we conducted long-term stability testing on clinical trials on a total of 13 projects for an aggregate expense of $2,261,000.  We spent an immaterial amount on further research and development of the projects in 2009 and expect to submit those projects for SFDA approval during the second half of 2010 at an estimated aggregate additional expense of $500,000.
**   The amount is not meaningful.
***  Does not include time required for SFDA approval, if any.

In addition to the projects set forth in the table above, we commenced clinical trials or efficacy, acute and long-term toxicity testing on several other projects.  We expect to complete testing and/or trials for these projects between 2012 and 2014 at an estimated cost of $600,000 to $1,000,000 per project.

Other Income

For the year ended December 31, 2009 (restated), we incurred a charge of $4,807,000 due to the change in fair value of a derivative warrant liability resulting from an increase in the fair value of warrants issued in the Offering (as defined under the caption “ – Private Offering”).

Year over year – 2008 to 2007

Total operating expenses increased by approximately $13,989,000, or 71%, from approximately $19,765,000 in the fiscal year ended December 31, 2007, to approximately $33,754,000 for the fiscal year ended December 31, 2008.

Selling expenses increased by approximately $8,185,000 in 2008 compared with 2007.  The higher selling expenses are primarily related to:

•	increased costs of advertising, from approximately $4,385,000 in 2007, to approximately $7,299,000 in 2008; and

•	increased sales commissions resulting from our increased revenues.

General and administrative expenses for the year ended December 31, 2008 increased approximately $1,134,000, or 82%, over the 2007.  The higher general and administrative expenses are primarily due to the increases in salaries and other administrative expenses resulting from the business acquisitions we made in fiscal 2008.  In 2008, we recorded share-based compensation expense of $316,000, as compared to $235,000 in 2007.

Depreciation and amortization in 2008 increased by approximately $415,000 compared 2008. The higher depreciation and amortization expenses are primarily due to the increased tangible and intangible assets we acquired through the business acquisitions we consummated in 2008.

We conduct our research and development activities both internally and through collaborative arrangements with universities and research institutions.  Our research and development expenses were approximately $7,413,000 in the year ended December 31, 2008, compared to approximately $3,158,000 in the year ended December 31, 2007. The increased R&D expenses in 2008 were primarily due to our taking over of the ongoing research and development projects in Tianlong and Peng Lai because of these two acquisitions and other technologies we acquired in 2008 and 2009.  We also increased our research and development activities relating to certain previously developed technologies.

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

As previously discussed, in fiscal 2008 we acquired Tianlong and Peng Lai.  As a result, we had 47 projects in development in fiscal 2008.  Set forth below is a table of our research and development expenses for 2008, classified by product category and stage of development:

		Stage of Development by Number of Projects and U.S. Dollar Amount ($ in thousands)
Category		Application and Efficacy		Acute and Long Term Toxicity		Long Term Stability	Pending SFDA Approval	Supplemental Documentation	SFDA Approval	TOTAL
Bio-Engineering (a)	#	1	(b)	1	(c)	13	2	-	1	18
	$	$948		$1,192		$2,261	-	-	-	$4,401
Eye Drops	#	-		-		-	-	-	2	2
		$-		-		-	-	-	$103	$103
Nasal Drops	#	-		-		-	-	-	1	1
		$-		-		-	-	-	$61	$61
Injections	#	-		-		-	1	-	4	5
		$-		-		-	$104	-	$510	$614
Spray	#	-		-		-	1	-	-	1
		$-		-		-	$139	-	-	$139
Ointment	#	-		-		-	1	1	1	3
		$-		-		-	$112	$90	$115	$317
Suppository	#	-		-		-	3	4	2	9
		$-		-		-	$273	$352	$217	$841
Gel	#	-		-		-	-	2	2	4
		$-		-		-	-	$293	$136	$429
Liquid	#	-		-		-	2	2	-	4
		$-		-		-	$209	$210	-	$419
TOTAL	#	1		1		13	10	9	13	47	(d)
	$	$948		$1,192		$2,261	$837	$944	$1,142	$7,324	(e)

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

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2009 and 2008 and for each of the years then ended:

	As of December 31, ($ in thousands, except ratio and days)
	2009 (restated)	2008

Cash and cash equivalents	$52,756	$40,288
Current ratio	3.9	8.8
Quick ratio	3.8	8.8
Average accounts receivable collection days	51.6	45.5
Average inventory turnover days	21.6	18.2
Working capital	$56,895	$49,509
Inventories	$2,413	$462

Cash provided by (used in):
Operating activities	$33,449	$27,538
Investing activities	$(21,154)	$(23,115)
Financing activities	$29	$25,355

As of December 31, 2009, cash and cash equivalents were approximately $52,756,000 as compared to $40,288,000 at December 31, 2008.  We had working capital at December 31, 2009 of approximately $56,895,000, compared to $49,509,000 at December 31, 2008. Our increase in working capital in 2009 was principally due to increased cash and cash equivalents funded by the increased cash flows generated from our operating activities of $33,449,000 for the year ended December 31, 2009, compared to $27,538,000 for the year ended December 31, 2008. The increase in working capital in 2009 was offset by the increased change in value of derivative liability of $4,807,000 between  January 1, and December 31, 2009 using the Monte Carlo valuation model.  We consider current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2010.

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

Our current ratio was 3.9 at December 31, 2009 compared to 8.8 at December 31, 2008 and the quick ratio was 3.8 at December 31, 2009 compared to 8.8 at December 31, 2008. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

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

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of our Common Stock, at an exercise price of $12.50 per share (the “Exercise Price”), and have the following additional characteristics:

•
The Class A Warrants became exercisable beginning on the six-month anniversary of the Closing Date and will expire three years thereafter (the “Expiration Date”); provided, however, if, among other things, we fail to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement (the “Effectiveness Deadlines”), the Expiration Date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines.

•
Commencing on one-year anniversary of the Closing Date, in the event the Warrant Shares may not be freely sold by the holders (the “Warrantholders”) due to our failure to satisfy our registration requirements, and an exemption for such sale is not otherwise available to the Warrantholders under Rule 144, the Class A Warrants will be exercisable on a cashless basis.

•
The Exercise Price and number of Warrant Shares are subject to adjustment for standard dilutive events, as well as for the issuance of common stock, or securities convertible into or exercisable for shares of common stock, at a price per share, or conversion or exercise price per share less than the Exercise Price.

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

•
The Warrantholder is not entitled to exercise a number of Class A Warrants in excess of the number of Class A Warrants upon exercise of which would result in beneficial ownership by the Warrantholder and its affiliates of more than 9.9% of the outstanding shares of our common stock. This limitation on exercise may be waived by written agreement between the Warrantholder and us; provided, however, such waiver may not be effective less than sixty-one (61) days from the date thereof.

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

Derivative Liabilities

The Class A Warrants (“the Warrants”) issued under our January 31, 2008 private placement memorandum include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5).  Accordingly, effective January 31, 2009, the Company is required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at December 31, 2009 include a term of approximately 3.7 years; volatility of 60.0% and a risk free interest rate of 2.72%

Intangible assets

Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.”  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized.  We review our long-lived assets, including property and equipment and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.  Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.  We recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other approximate methods.  We did not record any impairment charges for the years ended December 31, 2009, 2008 and 2007.

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

Recent Accounting Pronouncements

Refer to Note 4 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K, which discusses new accounting pronouncements we adopted during 2009, as well as accounting pronouncements recently issued or proposed but not yet required to be adopted.

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

Substantially all of our revenues and expenses are denominated in RMB.  Since 1994, the exchange rate for the RMB against the U.S. dollar has remained relatively stable, most of the time in the region of approximately RMB 8.00 to U.S.$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. Currently, exchange rates are approximately RMB 6.8 to U.S.$1.00 resulting in the increase in price of Chinese products to U.S. purchasers.  As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  If we decide to convert RMB into U.S. dollars and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB that we convert would be reduced.

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

Item 8.  Financial Statements and Supplementary Data.

Index to the Consolidated Financial Statements of China Sky One Medical, Inc.
PAGE

Reports of Independent Registered Public Accounting Firms	F-2

Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2009 (restated), 2008 and 2007	F-6

Consolidated Balance Sheets at December 31, 2009 (restated) and 2008	F-7

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 (restated), 2008 and 2007	F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 (restated), 2008 and 2007	F-9

Notes to Consolidated Financial Statements	F-10 – F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Sky One Medical Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Sky One Medical Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of China Sky One Medical Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2009 financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 (June 18, 2010 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)) expressed an adverse opinion on the Company’s internal control over financial reporting because of the material weakness.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation
New York, New York
March 15, 2010 (June 18, 2010 as to the effects of the restatement discussed in Note 2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Sky One Medical Inc. and Subsidiaries

We have audited China Sky One Medical Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 15, 2010, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company received comments from the staff of the SEC, which led to the historical financial statements in the 2009 Form 10-K requiring restatement to properly record 750,000 common stock purchase warrants , issued in connection with its January 31, 2008 private placement (the “Warrants”), as a derivative liability.

The Company has performed a complete assessment of the Warrants and has concluded that the Warrants are within the scope of Accounting Standards Codification  815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), due to the inclusion in the Warrants of a provision requiring a weighted average adjustment to the exercise price of the Warrants in the event the Company issues common stock or securities convertible into or exercisable for common stock, at a price per share lower than the exercise price. Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in a reclassification of the Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2009, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 15, 2010 (June 18, 2010 as to the effects of the restatement discussed in Note 2 to the financial statements) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation
New York, New York
March 15, 2010 (June 18, 2010 as to the effects of the material weakness)

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

	Years Ended December 31,
	2009 (Restated)	2008	2007
Revenues	$130,092	$91,816	$49,318
Cost of Goods Sold	31,671	22,403	10,940
Gross Profit	98,421	69,413	38,379

Operating Expenses
Selling expense	30,763	22,968	14,784
General and administrative expense	4,191	2,514	1,380
Depreciation and amortization	2,255	858	443
Research and development	14,960	7,413	3,158
Total Operating Expenses	52,170	33,753	19,765

Income from Operations	46,251	35,659	18,614

Other Income (Expenses)
Interest Income	71	112	10
Miscellaneous income (Expenses)	(32)	702	28
Change in fair value of derivative warrant liability	(4,807)	-	-
Total Other Income (Expenses)	(4,768)	814	38

Income Before Provision for Income Tax	41,483	36,473	18,652

Provision for income taxes	10,503	7,616	3,319

Net Income	$30,980	$28,857	$15,333

Basic Earnings Per Share	$1.87	$1.91	$1.27

Basic Weighted Average Shares Outstanding	16,575,885	15,101,833	12,094,949

Diluted Earnings Per Share	$1.86	$1.87	$1.15

Diluted Weighted Average Shares Outstanding	16,668,452	15,429,136	13,370,528

Other Comprehensive Income
Foreign currency translation adjustment	$312	$3,295	$1,850
Net income	30,980	28,857	15,333
Comprehensive Income	$31,292	$32,152	$17,183

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Balance Sheets
$ in thousands, except share data

	2009	2008
	(Restated)

ASSETS
Current Assets
Cash and cash equivalents	$52,756	$40,288
Accounts receivable, net	21,146	14,979
Inventories	2,413	462
Prepaid and other current assets	74	106
Total current assets	76,389	55,835

Property and equipment, net	15,491	14,797
Intangible assets, net	25,114	15,852
Construction in progress	12,932	4,317
Land use rights, net	4,586	1,945
Land and construction deposit	5,851	8,513

Total Assets	$140,363	$101,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,186	$2,937
Taxes payable	3,873	3,363
Deferred revenue	-	26
Derivative liability	11,435	-
Total current liabilities	19,494	6,326

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred none issued and outstanding stock ($0.001 par value, 5,000,000 shares authorized)	-	-

Common stock ($0.001 par value, 50,000,000 shares authorized, 16,714,267 and 16,306,184 issued and outstanding at December 31, 2009 and 2008, respectively)	17	16
Additional paid-in capital	37,188	40,105
Retained earnings	77,785	49,245
Accumulated other comprehensive income	5,879	5,567
Total stockholders' equity	120,869	94,933

Total Liabilities and stockholder’s equity	$140,363	$101,259

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
$ in thousands, except share data

	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at December 31, 2006	12,031,536	$12	$8,822	$5,055	$422	$14,311
Issuance of common stock for service	30,000	-	195			195
Warrants exercised	166,827	-	516			516
Employee stock options			40			40
Foreign currency translation adjustment					1,850	1,850
Net income				15,333		15,333

Balance at December 31, 2007	12,228,363	12	9,573	20,388	2,272	32,245

Issuance of common stock through private placement, net	2,500,000	3	23,485			23,488
Warrants and options exercised under cash and cashless	1,142,302	1	1,866			1,867
Issuance of common stock under business acquisitions	405,456	-	4,865			4,865
Share-based compensation	30,063	-	316			316
Foreign currency translation adjustment					3,295	3,295
Net income				28,857		28,857

Balance at December 31, 2008	16,306,184	16	40,105	49,245	5,567	94,933

Cumulative effect adjustment upon adoption of ASC 815 (formerly EITF 07-5) Note 2			(4,188)	(2,440)		(6,628)
Warrants and options exercised under cash and cashless	355,239	-	29			29
Share-based compensation	52,844	-	1,242			1,242
Foreign currency translation adjustment					312	312
Net income (restated)				30,980		30,980

Balance at December 31, 2009 (Restated)	16,714,267	$17	$37,188	$77,785	$5,879	$120,869

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
$ in thousands

	Years Ended December 31,
	2009 (Restated)	2008	2007
Cash Flows From Operating Activities
Net income	$30,980	$28,857	$15,333
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Allowance for bad debt	17	38	-
Depreciation and amortization	2,747	858	443
Share-based compensation	1,242	316	235
Change in fair value of derivative liability	4,807	-	-
Decrease (increase) in operating assets:
Accounts receivable and other receivables	(6,204)	(3,398)	(7,479)
Inventories	(1,948)	(66)	(73)
Prepaid expenses and others	92	(24)	93
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	1,215	(678)	2,136
Tax payable	501	1,660	960
Deferred revenue	-	(26)	(48)
Net cash provided by operating activities	33,449	27,538	11,601

Cash Flows From Investing Activities
Purchase of property and equipment	(254)	(11,167)	(2,222)
Land and construction deposit	-	-	(8,003)
Construction in progress	(9,932)	4	-
Purchase of intangible assets	(10,968)	(11,951)	(35)
Net cash used in investing activities	(21,154)	(23,115)	(10,261)

Cash Flows From Financing Activities
Sale of common stock for cash, net of offering costs		23,488	-
Proceeds from warrants conversion	29	1,868	516
Repayment of short-term loan	-	-	(548)
Net cash provided by (used in) financing activities	29	25,355	(33)

Effect of exchange rate changes on cash and cash equivalents	272	1,318	1,296

Net Increase in Cash and Cash Equivalents	12,468	31,097	2,604

Cash and Cash Equivalents at Beginning of Year	40,288	9,191	6,587

Cash and Cash Equivalents at End of Year	$52,756	$40,288	$9,191

Supplemental disclosure of cash flow information
Interest paid	$-	$135	$10
Taxes paid	$10,164	$6,630	$2,359

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

2.           Restatement

On May 7, 2010, the Company’s management determined that the Company’s previously filed financial statements for the fiscal year ended December 31, 2009, included in the Form 10-K, should no longer be relied upon due to an error in such financial statements with respect to the accounting for certain derivative instruments (warrants it issued in 2008 discussed below), which were previously recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008. Management concluded that the historical financial statements in the Original Form 10-K require restatement to properly record 750,000 common stock purchase warrants, issued in connection with its January 31, 2008 private placement (the “Warrants”), as a derivative liability.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2.           Restatement (Continued)

The Company has performed a complete assessment of the Warrants and has concluded that the Warrants are within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), due to the inclusion in the Warrants of a provision requiring a weighted average adjustment to the exercise price of the Warrants in the event the Company issues common stock, or securities convertible into or exercisable for common stock, at a price per share lower than such exercise price. Accordingly, ASC 815-40, formerly EITF 07-05, which was effective as of January 1, 2009, should have been applied resulting in a reclassification of the warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

The Company previously recorded a derivative liability of approximately $1.3 million in connection with registration rights obligations with respect to the securities issued in the Company’s January 31, 2008 private placement.  Also, on May 7, 2010, the Company determined that, because the obligations do not require a cash settlement and the warrants can be settled in unregistered shares, paragraphs 14-18 of EITF 00-19 do not apply to the registration rights obligation.  As a result, no liability is required to be recorded with respect to this obligation and the Company is recharacterizing the $1.3 million liability previously recorded as of December 31, 2009.

After discussions with the Audit Committee of its Board of Directors and the Company’s independent registered public accounting firm, management has determined to file the Amended Form 10-K to reflect the corrections made in response to these accounting errors.  The correction of the errors impacts each of the Company’s consolidated financial statements, but has no impact on the Company’s income from operations or cash flows.  Additionally, the Company determined that the application of ASC 815-40 did not have a material impact on its financial statements for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009.

The following table ($ in thousands, except per share information) show the effects of the restatement on the Company's consolidated balance sheet as of December 31, 2009 and consolidated statements of operations and comprehensive income for the year ended December 31, 2009:

	As of December 31, 2009
	As Previously Recorded	As Restated

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Warrant liability	$1,330	$11,435

TOTAL CURRENT LIABILITIES	$9,389	$19,494

SHAREHOLDERS' EQUITY
Additional paid in capital	$41,376	$37,188
Retained earnings	$83,702	$77,785

TOTAL SHAREHOLDERS' EQUITY	$130,974	$120,869

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$140,363	$140,363

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2.           Restatement (Continued)

	Year Ended December 31, 2009
	As Previously Recorded	As Restated

INCOME FROM OPERATIONS	$46,251	$46,251

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	$(1,330)	$(4,807)

Total other income (expense)	$(1,291)	$(4,768)

INCOME BEFORE PROVISION FOR INCOME TAXES	$44,960	$41,483
Provision for income taxes*	$10,503	$10,503
NET INCOME	$34,457	$30,980

BASIC EARNINGS PER SHARE	$2.08	$1.87

DILUTED EARNINGS PER SHARE	$2.07	$1.86

COMPREHENSIVE INCOME	$34,769	$31,292

*
The loss resulting from the change in fair value of the derivative warrant liability for the year ended December 31, 2009 was incurred at the corporate level (a Nevada corporation).  The Company did not recognize any income tax benefits associated with the change in fair value of the derivative warrant liability for the year ended December 31, 2009 (see Note 15).  Therefore, the restatement of net income in 2009 as discussed above did not have an effect on the Company’s provision for income taxes for the year ended December 31, 2009.

3.           Acquisition of Businesses

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

Intangible assets – Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived assets and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other approximate methods. The Company did not record any impairment charges for the years ended December 31, 2009, 2008 and 2007.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4.           Summary of Significant Accounting Policies (Continued)

Our intangible assets consists of proprietary technologies, SFDA licenses for drug batch numbers and goodwill. Proprietary technologies are technologies that we own.  The SFDA licenses for drug batch numbers and goodwill were acquired in the business acquisitions of Tianlong and Peng Lai.  We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. The Company’s cost basis in the trademark is nominal. Therefore, the Company did not have its “Kang Xi” trademark appraised, or recorded an intangible asset for it. Additionally, none of the costs associated with the trademark have been capitalized.

Derivative Instruments – The Class A Warrants (“the Warrants”) issued under our January 31, 2008 private placement memorandum include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly, effective January 31, 2009, the Company is required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at December 31, 2009 include a term of approximately 3.7 years; volatility of 60.0% and a risk free interest rate of 2.72.

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

4.           Summary of Significant Accounting Policies (Continued)

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

Enterprise income tax

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the Company’s income tax rate for TDR and its subsidiaries for the years ended December 31, 2009, 2008 and 2007:

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

Subsequent Events

The Company evaluated subsequent events through the date of filing of this Form 10-K/A in accordance with the Subsequent Events Topic of the FASB Accounting Standards Codification under ASC topic 855.

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

4.           Summary of Significant Accounting Policies (Continued)

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

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. Under EITF 07-5, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11 (a) of Statement 133. The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of this exception , we have determined that the Class A Warrants  issued under our Private Placement which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly effective on January 1, 2009, we were required to reclassify the Class A Warrants to liabilities under ASC 815-40 (formerly EITF 07-5). The adoption of this new guidance in 2009 had a material impact on our financial statements.

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

4.           Summary of Significant Accounting Policies (Continued)

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

5.           Revenue By Product Category and Geographic Region

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

5.            Revenue By Product Category and Geographic Region (Continued)

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

6.           Concentrations of Business and Credit Risk

Substantially all of the Company's long-lived assets and business operations are located in the PRC.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6.           Concentrations of Business and Credit Risk (Continued)

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

7.           Earnings per Share

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

7.           Earnings per Share (Continued)

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

The following table sets forth our computation of basic and diluted net income per share for the years ended December 31, 2009, 2008 and 2007:

	$ in thousands, except share and per share data
	For the years ended December 31,
	2009 (restated)	2008	2007
Numerator:
Net income used in calculation of basic and diluted earnings per share	$30,980	$28,857	$15,333

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,575,885	15,101,833	12,094,949
Effect of dilutive securities:
Warrants and Options	750,000	327,303	1,275,579
Weighted-average common shares used in calculation of diluted earnings per share	16,668,452	15,429,136	13,370,528

Net income per share:
Basic	$1.87	$1.91	$1.27
Diluted	$1.86	$1.87	$1.15

8.           Equity and Share-based Compensation

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

9.           Securities Purchase Agreement and Related Transaction

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

In connection with the 2008 Offering, the Company and the Investors entered into a Put Agreement whereby the Investors were granted the right, but not the obligation, to require the Company to repurchase certain common shares issued under the Purchase Agreement at $10.00 per share (the Unit Purchase Price).  The Investors could only exercise their Put Right in the event that either:

1.	the Adjusted EPS of the Company for the fiscal year ending December 31, 2007 was less than $0.80 per share, as set forth in the fiscal year 2007 audited financial statements; or

2.	the Company’s accounts receivable exceeded $12.0 million at December 31, 2007, as set forth in the fiscal year 2007 audited financial statements.

As of the Closing Date, based on preliminary financial results for the fiscal year ended December 31, 2007 available on December 31, 2007, the Company determined that the events triggering the Investors’ put right would not occur and the put right would expire unexercised on or prior to March 31, 2008 (the date the Company’s 2007 Form 10-KSB was required to be filed with the SEC).  Based upon these preliminary results, the Company determined that the value of the put obligation was deemed to be immaterial and did not record it as a liability. Both of the targets were met upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 on March 31, 2008, and the Investors’ rights under the Put Agreement terminated unexercised.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10.           Outstanding Warrants and Options

		Weighted		Weighted
		average		average
	Shares	Exercise	Shares	Exercise
	Underlying	Price	underlying	Price
	Warrants	Warrants	Options	Options
Outstanding as of December 31, 2008	1,050,000	$9.50	113,500	$3.65
Exercised (See Note 7)	(300,000)	(50,000)	(113,500)	(113,500)
Outstanding as of December 31, 2009	750,000	$12.50	-	$-

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2009.

Exercise Price	Outstanding December 31, 2009	Weighted Average Remaining Life in Years	Number exercisable

$12.50	750,000	3.0	750,000
	750,000		750,000

The Class A Warrants represented the right to purchase an aggregate of 750,000 shares of Common Stock of the Company granted with the Securities Purchase Agreement, at an exercise price of $12.50 per share, all were exercisable as of December 31, 2009, and have the following additional characteristics:

The Class A Warrants issued in our January 2008 Offering described in Note 9 above, represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share, and have the following additional characteristics:

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

•
The Exercise Price and number of Warrant Shares are subject to adjustment for standard dilutive events, such as dividends or distributions on the Company’s common stock paid in shares of common stock, reclassifications or reorganizations of the common stock, distributions of indebtedness or assets (other than cash) to all holders of the common stock, a merger or consolidation with another corporation in which the Company is not the survivor, or sale, transfer or other distribution of all or substantially all of the Company’s assets to another corporation to prevent dilution to the holders of the Class A Warrants as a result of such event.  The Exercise Price is also subject to adjustment on a weighted-average basis for issuance of common stock, or securities convertible into or exercisable for shares of common stock, at a price per share, or conversion or exercise price per share less than the Class A Warrant exercise price of $12.50 per share (a “Trigger Issuance”).  In the event of a Trigger Issuance, the then-existing Exercise Price shall be reduced, as of the close of business on the effective date of the Trigger Issuance, to a price determined as follows:

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10.           Outstanding Warrants and Options (Continued)

Adjusted Warrant Price = (A x B) + D
A+C

where

“A” equals the number of shares of the Company’s common stock outstanding, including Additional Shares of Common Stock (as defined below) deemed to be issued hereunder, immediately preceding such Trigger Issuance;

“B” equals the Exercise Price in effect immediately preceding such Trigger Issuance;

“C” equals the number of Additional Shares of Common Stock issued or deemed issued hereunder as a result of the Trigger Issuance; and

“D” equals the aggregate consideration, if any, received or deemed to be received by the Company upon such Trigger Issuance;

provided, however, that in no event shall the Exercise Price after giving effect to such Trigger Issuance be greater than the Warrant Price in effect prior to such Trigger Issuance.

For purposes of hereof, “Additional Shares of Common Stock” shall mean all shares of common stock issued by the Company, or deemed to be issued in connection with a the Trigger Issuance, other than certain excluded issuances (as defined in the Class A Warrants).

Upon any adjustment to the Exercise Price for a standard anti-dilution adjustment (other than in the case of a dividend or distribution of indebtedness or assets (other than cash)), or for a below exercise price issuance, the number of Warrant Shares is adjusted to a number of shares obtained by multiplying the number of Warrant Shares immediately prior to such adjustment by a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment.  On the Closing Date, the Company’s management assessed the Class A Warrants and concluded the Class A Warrants were indexed to the Company’s own stock and as such equity classification was proper pursuant to the scope exception in ASC 815-10-15-74 (formerly paragraph 11(a) of SFAS 133).  There was no issuance of securities during 2009 which would have resulted in an adjustment to the Exercise Price or number of Warrant Shares.

In June 2008, the Emerging Issues Task Force issued EITF Consensus 07-05 (“Issue 07-05) “Determining Whether an Instrument (for Embedded Feature) is Indexed to an Entity’s Own Stock”.  Under Issue 07-05, instruments which contain certain anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11(a) of SFAS 133.  Issue 07-05 provides new guidance for determining whether equity instruments are indexed to a company’s own stock, and as a result, whether those contracts should be marked-to-market.  Issue 07-05 contains 20 examples illustrating its application.  In particular, Example 8 addresses an exercise price reset feature that is common in many arrangements.  Example 8, concludes that because of the reset feature, the Class A Warrants will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11(a) of SFAS 133.  The adoption of Issue 07-05 required the Company to (1) evaluate the Class A Warrants contingent exercise provisions and (2) evaluate the instrument’s settlement provisions.  The Company determined that the Class A Warrants are akin to Example 8 of EITF 07-05 and not Example 16 of EITF 07-05, as the weighted-average anti-dilution provision is designed to protect the holder from issuances below the exercise price (rather than below market price issuances.)  At December 31, 2009, the Company recorded an expense of $4,807,000 representing the increase in the fair value of the derivative warrant liability between January 1, 2009, the effective date of ASC 815-40, and December 31, 2009, and a related derivative liability of $11,435,000 and cumulative effect adjustments of $4,188,000 and $2,440,000 to additional paid-in-capital and retained earnings, respectively, resulting from the adoption of ASC 815-40 effective January 1, 2009.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10.           Outstanding Warrants and Options (Continued)

The Company’s significant assumptions to calculate the derivative liability at December 31, 2009 included (i) life of warrants of 3.7 years (the remaining exercise period of the Class A Warrants, which is extended beyond its original term due to the term due to the terms of the registration rights agreement as described below); (ii) expected volatility of 60%; (iii) a risk free interest rate of 2.72% and a (iv) a risk-neutral  probability that the stock price will be below $12.50 at warrant expiration of 12%.

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

•
If, among other things, we fail to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement, the expiration date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines.  The registration rights do not require a cash settlement and the Class A Warrants can be settled in unregistered shares.  Therefore, paragraphs 14-18 of EITF 00-19 do not apply to the registration rights associated with the Class A Warrants.  As a result, no liability accounting is required.

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

11.           Inventories

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

11.           Inventories (Continued)

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

12.           Property and Equipment, net

As of December 31, 2009 and 2008, Property and Equipment, net consist of the following:

	$ in thousands
	December 31,	December 31,
	2009	2008
Buildings and improvements	$10,570	$9,962
Machinery and equipment	5,868	4,946
Transportation equipment	955	886
Furniture and equipment	325	299
Total Property and Equipment	17,718	16,093
Less: Accumulated Depreciation	(2,227)	(1,296)
Property and Equipment, Net	$15,491	$14,797

For the years ended December 31, 2009, 2008 and 2007, annual depreciation expense totaled $926,000, $584,000 and $187,000, respectively.

Depreciation expense included with Cost of Goods Sold for 2009, 2008 and 2007, amounted to $491,000, $226,000, and $68,000, respectively.

13.           Intangible Assets, net

Intangible assets consists of proprietary technologies that we purchased during our normal course of business. The SFDA licenses for drug batch numbers and goodwill were acquired in connection with our business acquisitions of Tianlong and Peng Lai in 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

13.           Intangible Assets, net (Continued)

A breakdown of our intangible assets, net by subsidiaries as of December 31, 2009 is as follows:

	Intangible Assets as of December 31, 2009, net ($ in Thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,275	$-	$5,034	$11,854	$-	$18,163
SFDA licenses for drug batch numbers	-	-	1,751	-	4,441	6,192
Goodwill	406	353	-	-	-	759
Total	$1,681	$353	$6,785	$11,854	$4,441	$25,114

Historically, we included our proprietary technologies and SFDA licenses for drug batch numbers under the category of patents.  We now believe it is more accurate to categorize such IP in separate categories.

As of December 31, 2009, the weighted average amortization period for our proprietary technologies and SFDA licenses for drug batch numbers is approximately 8 years.

A breakdown of our intangible assets, net by subsidiaries as of December 31, 2008 is as follows:

	Intangible Assets as of December 31, 2008, net ($ in thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,471	$-	$-	$6,739	$-	$8,210
SFDA licenses for drug batch numbers	-	-	1,947	-	4,936	6,883
Goodwill	406	353	-	-	-	759
Total	$1,877	$353	$1,947	$6,739	$4,936	$15,852

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

Amortization expense of our intangible assets with finite lives for each of the years ended December 31, 2009, 2008 and 2007 was approximately $1,821,000, $274,000 and $256,000 respectively. Future amortization for the next five years and thereafter is as follows:

Years Ended December 31,	$ in thousands
2010	$2,717
2011	2,717
2012	2,717
2013	2,715
2014	2,715
Thereafter	10,773
$24,355

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14.           Taxes Payable

Taxes payable for the years ended December 31, 2009 and 2008 consists of the following:

	December 31,
	($ in thousands)
	2009	2008
Value Added Tax, net	$1,291	$1,179
Enterprise Income Tax	2,452	2,107
City Tax	43	32
Other Taxes and additions	86	45
Total Taxes Payable	$3,873	$3,363

15.           Income Taxes

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the statutory income tax rate for TDR and its subsidiaries for the years ended December 31, 2009, 2008 and 2007:

	As of December 31,
Income Tax Rate	2009	2008	2007
TDR	15%	15%	15%
First	15%	25%	25%
Tianlong	15%	12%	-
Haina	25%	25%	-
Peng Lai	2% of Revenue *	25%	-

*
Reflects a 25% Tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 92% of revenue regardless of its taxable income.

All the favorable tax rates for TDR, First, Tianlong and Peng Lai will expire by the end of fiscal year 2010. We are going to seek renewal of these favorable tax rates in fiscal 2010.

The Company’s effective tax rate was approximately 25.3% in fiscal 2009. If the Company’s effective tax rate was 25% in 2009, its net income will be $31,112,000, basic and diluted earnings per share would be $1.88 and $1.87, respectively.

The Company’s effective tax rate was approximately 20.8% in fiscal 2008. If the Company’s effective tax rate was 25% in 2008, its net income will be $27,355,000, basic and diluted earnings per share would be $1.81 and $1.77, respectively.

The Company’s effective tax rate was approximately 17.6% in fiscal 2007. If the Company’s effective tax rate was 25% in 2007, its net income will be $13,989,000, basic and diluted earnings per share would be $1.16 and $1.05, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

15.           Income Taxes (Continued)

We recorded a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase earnings in the period such determination is made.

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. Net operating loss (“NOL”) carryforwards only apply to the Company’s U.S. holding companies because they incurred certain general and administrative expenses  without generating any revenue and, therefore, incurred operating losses. In fiscal 2009, the Company’s U.S. holding companies’ expenses also include an unrealized loss of approximately $4.8 million attributable to the change in fair value of its derivative warrant liability.  As a result, Management’s position is that it is more likely than not that any future tax benefits associated with the U.S. holding companies’ change in fair value of its derivative warrant liability will not be realized, and, as such, a full valuation allowance has been recorded as of December 31, 2009. Therefore, the restatement of the Company’s financial statements due to a correction of an error in the accounting for its derivative warrant liability held at the U.S. holding company level had no effect on the Company’s provision for income tax for the year ended December 31, 2009.

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

As of December 31, 2009, the Company has U.S. NOL’s carryforwards of approximately $10.0 million which will begin to expire in 2029. Accordingly, as mentioned above, any deferred tax asset that would result from these NOL’s carryforwards have been fully reserved as of December 31, 2009.

A reconciliation of the statutory income tax provision to the Company’s income tax provision for each of the years ended December 31, 2009 (restated), 2008 and 2007 is as follows:

	($ in thousands – restated)
	Year Ended December 31, 2009
	China	U.S.	Total
Income (loss) before income taxes	$48,300	$(6,800)	$41,500
Statutory tax rate	25%	34%	23.6%
Expected statutory income tax expense (benefit)	12,100	(2,300)	9,800
Change in valuation allowance	-	2,300	2,300
Tax rate changes – Special Entity	(1,600)	-	(1,600)
Income tax expense	$10,500	$-	$10,500
Effective tax rate	21.7%	-	25.3%

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

15.           Income Taxes (Continued)

	($ in thousands)
	Year Ended December 31, 2008
	China	U.S.	Total
Income (loss) before income taxes	$37,900	$(1,400)	$36,500
Statutory tax rate	25%	34%	24.7%
Expected statutory income tax expense (benefit)	9,500	(500)	9,000
Change in valuation allowance	-	500	500
Tax rate changes –Special Entity	(1,900)	-	(1,900)
Income tax expense	$7,600	$-	$7,600
Effective tax rate	20.1%	-	20.8%

	($ in thousands)
	Year Ended December 31, 2007
	China	U.S.	Total
Income (loss) before income taxes	$19,200	$(500)	$18,700
Statutory tax rate	25%	34%	23.6%
Expected statutory income tax expense (benefit)	4, 800	(200)	4,600
Change in valuation allowance	-	200	200
Tax rate changes – Special Entity	(1,500)	-	(1,500)
Income tax expense	$3,300	$-	$3,300
Effective tax rate	17.2%	-	17.6%

 Net deferred tax assets; relate solely to the U.S. holding companies, consist of the following components as of December 31:

	($ in thousands)
	2009 (restated)	2008
Deferred tax assets:
NOL carryforwards	$1,200	$900
Share-based compensation	500	100
Unrealized change in fair value of derivative warrant liability	1,600	-
Total	3,300	1,000
Less valuation allowance	(3,300)	(1,000)
Net deferred tax asset	$-	$-

The Company recognizes that virtually all tax positions in the PRC are not free of uncertainty due to tax law and policy changes by the government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based upon all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009, is not material to the results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized would not have a material effect on its effective income tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial position or cash flows.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s corporate tax returns are subject to examination in both China and the U.S. for the years 2006 through 2009.

16.           Land Use Rights and Construction in Progress

The Company considers the fact that, in the PRC, there is no land ownership but rather the land use right and it is more appropriate to allocate land use rights under a separate category and amortize land use rights based on 50 years of the land use rights, or the term of the lease. The land use rights are approximately $4,586,000 and $1,945,000 as of December 31, 2009 and 2008, respectively.

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

17.           Commitments and Contingencies

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

18.           Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly operating results for the four quarters ended December 31, 2009. The Company believes that all adjustments of a normal recurring natural have been made to present fairly the related quarterly results:

	$ in thousands, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year 2009	(restated)	(restated)	(restated)	(restated)	(restated)
Revenues	$24,834	$32,182	$43,227	$29,850	$130,092
Gross profit	$18,793	$24,429	$32,330	$22,870	$98,422
Income from operations	$9,051	$12,082	$16,030	$9,088	$46,251
Net income	$9,482	$8,391	$12,591	$516	$30,980
Basic EPS	$0.58	$0.51	$0.76	$0.02	$1.87
Diluted EPS	$0.57	$0.51	$0.76	$0.02	$1.86

On June 22, 2010, the Company’s management determined that the Company’s previously filed financial statements for the quarterly periods ended March 31, June 30, September 30 and December 31, 2009, included in the Form 10-K, should no longer be relied upon due to an error in such financial statements with respect to the accounting for certain derivative instruments (warrants it issued in 2008 discussed below), which were previously recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008. Management concluded that the quarterly financial statements in this Form 10-K required restatement to properly record 750,000 common stock purchase warrants, issued in connection with its January 31, 2008 private placement (the “Warrants”), as a derivative liability. The fair value of the Warrants derivative liabilities calculated using the Monte Carlo valuation model were $6,628,000, $4,389,000, $5,455,000, $5,323,000 and $11,435,000 for each of the valuation dates on January 1, March 31, June 30, September 30 and December 31 2009, respectively.

The cumulative effect of the Company’s adoption of ASC 815-40 as of January 1, 2009, resulted in a reduction of retained earnings and paid-in capital of $4,188,000 and $2,440,000, respectively, and the establishment of a derivative liability of $6,628,000 as of January 1, 2009.

The following table sets forth the selected unaudited quarterly results for the four quarters ended December 31, 2009, as previously recorded:

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

18.           Quarterly Results (Unaudited) (Continued)

The following table presents the Company’s selected unaudited quarterly operating results for the four quarters ended December 31, 2008.  The Company believes that all adjustments of a normal recurring natural have been made to present fairly the related quarterly results:

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures (as revised)

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management, including our chief executive officer and chief financial officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective at a reasonable assurances level.

We received comments from the SEC which led our management to determine that a restatement was required for our financial statements for the year ended December 31, 2009 in our Annual Report for the year ended December 31, 2009.  As a result of the foregoing and additional comments received from the SEC, on June 18, 2010, management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions.  This weakness was a result of our incorrect interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity”, and incorrect conclusion regarding its application, which required the restatement of our financial statements as of and for the year ended December 31, 2009.

As result of the material weakness identified with respect to our reporting of complex non-routine transactions, our chief executive officer and chief financial officer have re-evaluated our disclosure controls and procedures and, on June 18, 2010, concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Subsequent to March 31, 2010, to remediate the weakness in our disclosure controls and procedures, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any such complex non-routine transactions.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Our management revised its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, originally included in Management's Report on Internal Control Over Financial Reporting in the Company's annual report on Form 10-K filed on March 16, 2009.  In that report, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.  Subsequent to filing its annual report on Form 10-K on March 16, 2009, we identified errors in our 2009 financial statements and have restated those annual financial statements. Management has concluded that these errors resulted from control deficiencies that represent material weaknesses in internal control over financial reporting. As a result, management has revised its assessment of the effectiveness of our internal control over financial reporting due to material weaknesses in our reporting of complex, non-routine transactions.

Based on this assessment and the criteria described below, and the determination that a material weakness exists with respect to our reporting of non-routine, complex transactions, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on those criteria due to the material weakness described above.

In making its assessment and revised assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our Independent Registered Public Accounting Firm, MSPC, has audited and issued a report on management’s revised assessment of the Company's internal control over financial reporting. The report of MSPC is included in its Report of Independent Registered Public Accounting Firm on page F-2 of this Form 10-K/A.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by MSPC Certified Public Accountants and Advisors, an independent registered public accounting firm, as stated in their audit report, which is included as apart of our 2009 Financial Statements filed as Item 9 of this report.

Changes in Internal Control Over Financial Report

During our fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Subsequent to March 31, 2010, to remediate the weakness in our internal controls over financial reporting, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any such complex non-routine transactions.

Item 9B.  Other Information.

Except as set forth below, there was no information we were required to disclose in a report on Form 8-K during the fourth quarter of our fiscal year ended December 31, 2009, or subsequent period through the date hereof, which was not so reported

PART III

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

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Liu Yan-qing,	2009	35,083	439,152	—	474,235
Chairman, Chief Executive Officer	2008	34,320	51,380	—	85,700
and President	2007	68,512	—	—	68,512
Han Xiao-Yan,	2009	27,774	336,683	—	364,457
Vice Chairman and Director	2008	25,680	40,120	—	65,800
	2007	54,810	—	—	54,810
Stanley Hao,	2009	17,542	146,384	—	163,926
Chief Financial Officer, Secretary And Director	2008	17,542	11,424	—	28,966

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

Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and stock vested for each of our named executive officers during the year ended December 31, 2009:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Liu Yan-qing	12,773	$187,508	18,687	$439,152
Han Xiao-yan	9,016	$132,355	14,327	$336,683
Stanley Hao	—	—	6,229	$146,384

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

CHINA SKY ONE MEDICAL, INC.

Dated: July 23, 2010	By:	/s/ Liu Yan-qing
Liu Yan-qing
Chairman, Chief Executive Officer and
President (Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Yan-qing	President, Chief Executive Officer	July 23, 2010
Liu Yan-qing	and Director (Principal Executive Officer)

/s/ Stanley Hao	Chief Financial Officer, Secretary,	July 23, 2010
Stanley Hao	and Director (Principal Financial Officer)

/s/ Han Xiao-yan	Vice Chairman and Director	July 23, 2010
Han Xiao-yan	(Principal Operating Officer)

/s/ Song Chun-fang	Director	July 23, 2010
Song Chun-fang

/s/ William Wei Lee	Director	July 23, 2010
William Wei Lee

/s/ Zhao Jie	Director	July 23, 2010
Zhao Jie

/s/ Qian Xu-feng	Director	July 23, 2010
Qian Xu-feng

S-1