Form 10-Q/A
period 2010-03-31
CHINA SKY ONE MEDICAL, INC.
filed 2010-07-23
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amended Form 10-Q”) of China Sky One Medical, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010 (the “March 2010 Form 10-Q”).

As announced in a Current Report on Form 8-K (the “Form 8-K”) the Company filed with the SEC on June 24, 2010, on June 18, 2010, the Company’s management determined that the Company’s financial statements:

•	for the fiscal quarter ended March 31, 2009, included in the March 2010 Form 10-Q;

•	for the fiscal quarter ended June 30, 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009 (the “June 2009 Form 10-Q”); and

•
for the fiscal quarter ended September 30, 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on November 16, 2009 (the “September 2009 Form 10-Q” and, collectively with the March 2010 Form 10-Q and June 2009 Form 10-Q, the “Form 10-Qs”),

should no longer be relied upon due to errors in such financial statements with respect to the accounting for certain derivative instruments (warrants the Company issued in 2008 discussed below), which were previously recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008.

On May 11, 2010, the Company filed with the SEC a Current Report on Form 8-K, as amended on May 24, 2010, to report management’s determination that the Company’s financial statements for the year ended December 31, 2009, included in its Annual Report on Form 10-K filed with the SEC on March 16, 2010, as amended on March 17, 2010 (the “2009 10-K”), should no longer be relied upon due to an error in such financial statements with respect to the accounting for the 750,000 common stock purchase warrants the Company issued in connection with its January 31, 2008 private placement (the “Warrants”).  The Company received comments from the staff of the SEC, which led to the Company’s conclusion that the historical financial statement for the year ended December 31, 2009 in the 2009 10-K require restatement to properly record the Warrants as a derivative liability.  The Company intends to file an amendment to the 2009 10-K with the SEC, reflecting the proposed restatement, as soon as practicable.

The Company received additional comments from the staff of the SEC, which led to the Company’s conclusion that the historical interim financial statements in the Form 10-Qs require restatement to properly record the Warrants as a derivative liability.

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

After discussions with the Audit Committee of its Board of Directors and the Company’s independent registered public accounting firm, management has determined to:

•	file this Amended Form 10-Q, which will contain restated financial information for the fiscal quarter ended March 31, 2009 reflecting the corrections made in response to these accounting errors; and

•
include restated financial information in the Company’s upcoming June 30, 2010 and September 30, 2010 Form 10-Qs, which will incorporate corrections made in response to these accounting errors, and restate the Company’s financial statements for the three and six months ended June 30, 2009 and three and nine months ended September 30, 2009, marking each 2009 period as restated.

- i -

The corrections to the quarterly information in this Amended Form 10-Q had no impact on the Company’s previously reported income from operations or cash flows for the periods being restated.

The following tables ($ in thousands, except per share information) show the effects of the restatement on the Company's consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three month period ended March 31, 2009:

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except share and per share data)

	Three Months Ended March 31, 2009
	As Previously Recorded	As Restated

Change in fair value of derivative warrant liability	$-	$2,239

Total other income (expense)	$12	$2,251

Net Income Before Provision for Income Tax	$9,063	$11,302

Net Income	$7,243	$9,482

Basic Earnings Per Share	$0.44	$0.58

Diluted Earnings Per Share	$0.43	$0.57

Other Comprehensive Income

Foreign currency translation adjustment	$117	$117

Net Income	$7,243	$9,482

Comprehensive Income	$7,360	$9,599

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Three Months Ended March 31, 2009
	As Previously Recorded	As Restated
Net Income	$7,243	$9,482

Change in fair value of derivative liability	-	(2,239)

Total:	$7,243	$7,243

Except as described above and revisions to Note 14 to Notes to Consolidated Financial Statements, no other amendments are being made to the March 2010 Form 10-Q.  This Amended Form 10-Q does not reflect events occurring after the March 2010 Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended Form 10-Q updated certifications executed as of the date of this Amended Form 10-Q by the Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.  These updated certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amended Form 10-K.

ii

QUARTERLY REPORT ON FORM 10-Q

OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2010

TABLE OF CONTENTS

			PAGE

PART I	-	FINANCIAL INFORMATION
Item 1.		Financial Statements	2
		Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited) (restated)	2
		Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (restated)	3
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (unaudited) and 2009 (unaudited) (restated)	4
		Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.		Controls and Procedures	40
PART II	-	OTHER INFORMATION
Item 1.		Legal Proceedings	41
Item 1A.		Risk Factors	41
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.		Defaults Upon Senior Securities	41
Item 4.		Removed and Reserved	41
Item 5.		Other Information	41
Item 6.		Exhibits	41
Signatures			42

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

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except share and per share data)

	Three Months Ended March 31,
	2010	2009 (restated)
Revenues	$28,903	$24,834
Cost of Goods Sold	7,275	6,041
Gross Profit	21,628	18,793
Operating Expenses
Depreciation and amortization	841	451
Research and development	3,764	2,413
Selling	5,911	5,967
General and administrative	990	911
Total operating expenses	11,506	9,742
Income from Operations	10,122	9,051
Other Income (Expense)
Interest income	29	12
Change in fair value of derivative warrant liability	4,927	2,239
Total other income (expense)	4,956	2,251
Net Income Before Provision for Income Tax	15,078	11,302
Provision for Income Taxes	2,489	1,820
Net Income	$12,589	$9,482
Basic Earnings Per Share	$0.75	$0.58
Basic Weighted Average Shares Outstanding	16,776,864	16,413,920
Diluted Earnings Per Share	$0.74	$0.57
Diluted Weighted Average Shares Outstanding	16,955,535	16,665,221
Other Comprehensive Income
Foreign currency translation adjustment	$21	$117
Net Income	12,589	9,482

Comprehensive Income	$12,610	$9,599

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$65,399	$52,756
Accounts receivable, net	18,583	21,146
Inventories	2,223	2,413
Prepaid and other current assets	98	74
Total current assets	86,303	76,389
Property and equipment, net	15,319	15,491
Intangible assets, net	24,438	25,114
Construction in progress	12,932	12,932
Land use rights, net	4,577	4,586
Construction deposit	5,851	5,851
Total Assets	$149,420	$140,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,329	$4,186
Taxes payable	4,011	3,873
Derivative warrant liability	5,636	11,435
Total current liabilities	14,976	19,494

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,790,851 and 16,714,267 issued and outstanding, respectively)	17	17
Additional paid-in capital	38,154	37,188
Retained earnings	90,374	77,785
Accumulated other comprehensive income	5,900	5,879
Total stockholders' equity	134,445	120,869

Total Liability and Shareholders' Equity	$149,420	$140,363

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Three Months Ended March 31,
	2010	2009 (restated)
Cash flows from operating activities
Net Income	$12, 589	$9,482
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	944	588
Change in fair value of derivative liability	(4,927)	(2,239)
Net change in assets and liabilities
Accounts receivable	2,563	912
Inventories	190	(857)
Prepaid expenses and other current assets	(24)	36
Accounts payable and accrued expenses	1,143	736
Taxes payable	138	(165)
Net cash provided by operating activities	12,616	8,493

Cash flows from investing activities
Purchase of fixed assets	(77)	(66)
Purchase of intangible assets	-	(4)

Net cash used in investing activities	(77)	(70)

Cash flows from financing activities
Proceeds from warrants conversion	94	29
Net cash provided by financing activities	94	29

Effect of exchange rate changes on cash and cash equivalents	10	48

Net increase in cash and cash equivalents	12,643	8,500
Cash and cash equivalents at beginning of period	52,756	40,288
Cash and cash equivalents at end of period	$65,399	$48,788

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$2,452	$2,107

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

The following table summarizes the approximate estimated fair values of the assets acquired in the Haina acquisition.

($ in thousands)
Cash	$84
Intangible assets – Goodwill	353
Net assets acquired	$437

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

The following table summarizes the approximate estimated fair values of the assets acquired in the Peng Lai acquisition.

($ in thousands)
Fixed assets	$4,177
Intangible assets - SFDA licenses for drug batch numbers	2,917
Net assets acquired	$7,094

All of our significant operations and long lived assets are located in the PRC.

2.           Restatement

On June 18, 2010, the Company’s management determined that the Company’s financial statements:

•	for the fiscal quarter ended March 31, 2009, included in the March 2010 Form 10-Q;

•	for the fiscal quarter ended June 30, 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009 (the “June 2009 Form 10-Q”); and

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2.           Restatement (Continued)

•
for the fiscal quarter ended September 30, 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on November 16, 2009 (the “September 2009 Form 10-Q” and, collectively with the March 2010 Form 10-Q and June 2009 Form 10-Q, the “Form 10-Qs”),

should no longer be relied upon due to errors in such financial statements with respect to the accounting for certain derivative instruments (warrants the Company issued in 2008 discussed below), which were previously recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008.

On May 11, 2010, the Company filed with the SEC a Current Report on Form 8-K, as amended on May 24, 2010, to report management’s determination that the Company’s financial statements for the year ended December 31, 2009, included in its Annual Report on Form 10-K filed with the SEC on March 16, 2010, as amended on March 17, 2010 (the “2009 10-K”), should no longer be relied upon due to an error in such financial statements with respect to the accounting for the 750,000 common stock purchase warrants the Company issued in connection with its January 31, 2008 private placement (the “Warrants”).  The Company received comments from the staff of the SEC, which led to the Company’s conclusion that the historical financial statements for the year ended December 31, 2009 in the 2009 10-K require restatement to properly record the Warrants as a derivative liability.  The Company intends to file an amendment to the 2009 10-K with the SEC, reflecting the proposed restatement, as soon as practicable.

The Company received additional comments from the staff of the SEC, which led to the Company’s conclusion that the historical interim financial statements in the Form 10-Qs require restatement to properly record the Warrants as a derivative liability.

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

After discussions with the Audit Committee of its Board of Directors and the Company’s independent registered public accounting firm, management has determined to:

•	file this Amended Form 10-Q, which will contain restated financial information for the fiscal quarter ended March 31, 2009 reflecting the corrections made in response to these accounting errors; and

•
include restated financial information in the Company’s upcoming June 30, 2010 and September 30, 2010 Form 10-Qs, which will incorporate corrections made in response to these accounting errors, and restate the Company’s financial statements for the three and six months ended June 30, 2009 and three and nine months ended September 30, 2009, marking each 2009 period as restated.

The corrections to the quarterly information in this Amended Form 10-Q had no impact on the Company’s previously reported income from operations or cash flows for the periods being restated.

The following tables ($ in thousands, except per share information) show the effects of the restatement on the Company's consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three month period ended March 31, 2009:

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2.           Restatement (Continued)

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except share and per share data)

	Three Months Ended March 31, 2009
	As Previously Recorded	As Restated

Change in fair value of derivative warrant liability	$-	$2,239

Total other income (expense)	$12	$2,251

Net Income Before Provision for Income Tax	$9,063	$11,302

Net Income	$7,243	$9,482

Basic Earnings Per Share	$0.44	$0.58

Diluted Earnings Per Share	$0.43	$0.57

Other Comprehensive Income

Foreign currency translation adjustment	$117	$117

Net Income	7,243	9,482

Comprehensive Income	$7,360	$9,599

The gain resulting from the change in fair value of derivative warrant liability for the three month period ended March 31, 2010 was incurred at the corporate level (a Nevada corporation).  The Company did not recognize any income tax benefits associated with the change in fair value in the three months ended March 31, 2010 (see Note 14).  Therefore, the restatement did not have an effect on the Company’s taxable income for the fiscal quarter ended March 31, 2010.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Three Months Ended March 31, 2009
	As Previously Recorded	As Restated
Net Income	$7,243	$9,482

Change in fair value of derivative liability	-	(2,239)

Total:	$7,243	$7,243

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

Derivative Instruments – The Class A Warrants (“the Warrants”) issued under our January 31, 2008 private placement memorandum include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-05). Accordingly, effective January 1, 2009, the Company is required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. At March 31, 2010, the fair value of the Company’s derivative warrants liability was $5,636,000. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at March 31, 2010 include a term of approximately 3.7 years; volatility of 74.0% and a risk free interest rate of 1.94%. Significant assumptions used at March 31, 2009 include a term of approximately 3.7 years; volatility of 68.0% and a risk free interest rate of 1.72%.  Changes in fair value of these warrants are recognized in earnings each reporting period.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6.           Earnings Per Share (Continued)

The following table sets forth our computation of basic and diluted net income per share for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31, ($ in thousands, except share and per share data)
	2010		2009 (restated)
Numerator:

Net income used in calculation of basic and diluted earnings per share	$12,589	*	$9,482	**

Denominator:

Weighted-average common shares outstanding used in calculation of basic earnings per share	16,776,864		16,413,920
Effect of dilutive securities:
Warrants and Options	178,671		251,301

Weighted-average common shares used in calculation of diluted earnings per share	16,955,535		16,665,221

Net income per share:
Basic	$0.75		$0.58
Diluted	$0.74		$0.57

*  Includes a gain of $4,927 and $0.29 per share (basic and diluted) relating to the change  in fair value of  the  derivative warrant liability relating to the Class A Warrants
** Includes a gain of $2,239 and $0.14 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants

7.           Equity and Share-based Compensation

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8.           Securities Purchase Agreement and Related Transaction (Continued)

As of the Closing Date, based on preliminary financial results for the fiscal year ended December 31, 2007, the Company determined that the events triggering the Investors’ put right did not occur and that the put right would expire unexercised on or prior to March 31, 2008 (the date the Company’s Form 10-KSB was required to be filed with the SEC).  Based upon these preliminary results, the Company determined that the value of the put obligation was immaterial and did not record it as a liability. Both of the targets were met upon the filing of the Company’s  Annual Report on Form 10-K for the year ended December 31, 2007 on March 31, 2008, and the Investors’ rights under the Put Agreement were terminated unexercised.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to these Class A Warrants is provided in Note 10.

9.      Outstanding Warrants and Options

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2010:

		Weighted		Weighted
		average		average
	Shares	Exercise	Shares	Exercise
	Underlying	Price	underlying	Price
	Warrants	Warrants	Options	Options

Outstanding as of March 31, 2009	900,000	$9.50	113,500	$3.45

Exercised	(150,000)	2.00	(113,500)	3.65

Outstanding as of December 31, 2009	750,000	12.50	-	-

Exercised	(156,200)	12.50	-	-

Outstanding as of March 31, 2010	593,800	$12.50	-	$-

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

At March 31, 2009, the Company had 750,000 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants.  Significant assumptions used at March 31, 2009 include a term of approximately 3.7 years; volatility of 68.0% and a risk free interest rate of 1.72%. The outstanding Class A Warrants at March 31, 2009 had a fair value of approximately $4,389,000. At March 31, 2009, the Company recorded income of $2,239,000 due to the change in fair value of the related derivative warrant liability for the three months ended March 31, 2009.

10.         Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of March 31, 2010 and 2009, inventories consist of the following:

	($ in thousands)

	March 31, 2010 (Unaudited)	December 31, 2009 (Restated)
Raw Material	$1,070	$1,192
Work-in-Process	553	578
Finished Products	600	642
Total Inventories	$2,223	$2,413

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

11.           Property and Equipment, net

As of March 31, 2010 and December 31, 2009, Property and Equipment, net consist of the following:

	($ in thousands)
	March 31,
	2010 (Unaudited)	December 31, 2009
Buildings and improvements	$11,076	$10,570
Machinery and equipment	5,433	5,868
Transportation equipment	956	955
Furniture and equipment	335	325
Total Property and Equipment	17,800	17,718
Less: Accumulated Depreciation	(2,481)	(2,227)
Property and Equipment, Net	$15,319	$15,491

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

A breakdown of our intangible assets, net by subsidiaries as of March 31, 2010 is as follows:

	Intangible Assets as of March 31, 2010, net ($ in thousands) (Unaudited)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,237	$-	$4,907	$11,520	$-	$17,664
SFDA licenses for drug batch numbers	-	-	1,699	-	4,315	6,014
Goodwill	406	354	-	-	-	760
Total	$1,643	$354	$6,606	$11,520	$4,315	$24,438

A breakdown of our intangible assets, net by subsidiaries as of December 31, 2009 is as follows:

	Intangible Assets as of December 31, 2009, net ($ in thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,275	$-	$5,034	$11,854	$-	$18,163
SFDA licenses for drug batch numbers	-	-	1,751	-	4,441	6,192
Goodwill	406	353	-	-	-	759
Total	$1,681	$353	$6,785	$11,854	$4,441	$25,114

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

13.           Taxes Payable

Taxes payable consists of the following:

	($ in thousands)
	March 31, 2010 (Unaudited)	December 31, 2009
Value Added Tax, net	$1,404	$1,291
Enterprise Income Tax	2,489	2,452
City Tax	56	43
Other Taxes and additions	62	86
Total Taxes Payable	$4,011	$3,873

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

During the three months ended March 31, 2010 and 2009, the Company’s U.S. holding companies recorded income of approximately $4,900,000 and $2,239,000 respectively related to the change in fair value of its derivative warrants liability with a full valuation allowance.  Historically, the Company’s U.S. holding companies have incurred ongoing operating losses, since the U.S. holding companies do not generate any revenue.  As such Management has recorded a full valuation  allowance for its net operating loss carryforwards since Management’s position it is more like than not that the future tax benefits associated with the U.S. holding companies operating loss carryforwards will not be realized.  The net operating loss carryforwards at March 31, 2009 and 2010, for tax reporting purposes, exceed the income generated from the change in fair value of the derivative warrant liability of $4,900,000 and $2,239,000 for each of the respective periods.  Accordingly, management did not record any unrecognized income tax benefits due to the change in fair value of the derivative warrant liability for each of the three months ended March 31, 2010 and 2009.

The Company’s effective tax rate was approximately 16.6% and 15.9% for the three month ended March 31, 2010 and 2009, respectively.

A reconciliation of  the statutory tax provision to the Company’s tax provision for the three months ended March 31, 2010 and 2009 is as follows:

	($ in thousands)
	Three Months Ended March 31, 2010
	China	U.S.	Total
Pre tax income	$10,600	$4,500	$15,100
Effective statutory tax rate	25%	34%
Provision for statutory income tax	2,700	1,500	4,200
Other (Special Entity, etc. )	(200)	-	(200)
Full valuation allowance	-	(1,500)	(1,500)
Provision for income taxes	$2,500	$-	$2,500
Effective tax rate	23.6%	-	16.6%

	($ in thousands - Restated)
	Three Months Ended March 31, 2009
	China	U.S.	Total
Pre tax income	$9,200	$2,100	$11,300
Effective statutory tax rate	25%	34%
Provision for statutory income tax	2,300	700	3,000
Other (Special Entity, etc. )	(500)	-	(500)
Full valuation allowance	-	(700)	(700)
Provision for income taxes	$1,800	$-	1,800
Effective tax rate	20.1%	-	15.9%

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

Derivative liabilities - The Class A Warrants (“the Warrants”) issued under our January 31, 2008 private placement memorandum include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5).  Accordingly, effective January 31, 2009, the Company is required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at March 31, 2010 include a term of approximately 3.7 years; volatility of 74.0% and a risk free interest rate of 1.94%.  At March 31, 2009, the Company had 750,000 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants.  Significant assumptions used at March 31, 2009 include a term of approximately 3.7 years; volatility of 68.0% and a risk free interest rate of 1.72%. The outstanding Class A Warrants at March 31, 2010 had a fair value of approximately $5,636,000. Due to the change in fair value of derivative warrant liability the Company realized income of $4,927,000 and $2,239,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Results of Operations

Restatement of Financial Statements

As discussed in Note 2 to the Financial Statements, the Company restated its financial statements for the fiscal quarter ended March 31, 2009.  On May 7, 2010, the Company determined that ASC 815-40, which was effective January 1, 2009, should have been applied to warrants issued in the Company’s 2008 private placement, resulting in a reclassification of the warrants as a liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

For the three months ended March 31, 2010 and 2009

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31, ($ in thousands)
	2010	2009	Variance
Revenues	$28,903	$24,834	16.4%
Cost of Goods Sold	7,275	6,041	20.4%
Gross Profit	$21,628	$18,793	15.1%
Gross Profit Margin	74.8%	75.7%	-0.9%

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

Other Income (Expense (restated)

For the three months ended March 31, 2010, we recorded an unrealized gain of $4,927,000 due to the change in fair value of our  derivative warrant liability resulting from the decrease in fair value of the warrants issued in our January 2008 private placement (as described in Note 8 to the Notes to the financial statements appearing elsewhere in this report).  For the three months ended March 31, 2009 (restated), we recorded an unrealized gain of $2,239,000 due to the change in fair value of our derivative warrant liability resulting from the decrease in fair value of the warrants issued in our January 2008 private placement (as described in Note 8 to the Notes to the financial statements appearing elsewhere in this report).

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2010 and 2009:

	As of March 31, ($ in thousands, except ratio and days)
	2010	2009 (restated)
Cash and cash equivalents	$65,399	$48,789
Current ratio	5.8	6.4
Quick ratio	5.6	6.3
Average accounts receivable turnover days	61.9	52.7
Average inventory turnover days	28.6	13.3
Working capital	$71,327	$61,495
Inventories	$2,223	$1,320

Cash provided by (used in):
Operating activities	$12,616	$8,493
Investing activities	$(77)	$(70)
Financing activities	$94	$29

As of March 31, 2010, cash and cash equivalents were approximately $65,399,000 as compared to $48,789,000 at March 31, 2009. We had working capital at March 31, 2010 of approximately $71,327,000, compared to $61,495,000 at March 31, 2009 (restated). Our increase in working capital in 2010 was principally due to increased cash and cash equivalents funded by the increased cash flows generated from our operating activities and partially offset by the increased derivative liability from the outstanding and exercisable warrants. We consider current working capital and borrowing capabilities are adequate to cover our current operating and capital requirements in the near future.

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

Our current ratio was 5.8 at March 31, 2010 compared to 6.4 at March 31, 2009 and the quick ratio was 5.6 at March 31, 2010 compared to 6.3 at March 31, 2009. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures (Revised)

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management, including our chief executive officer and chief financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable assurances level.

We received comments from the SEC which for the reasons set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2009 under Item 9A. “Management’s Annual Report on Internal Control over Financial Reporting” led our management to determine that a restatement was required for our financial statements for the three months ended March  31, 2009 in our Quarterly Report for the three months ended March 31, 2010.  As a result of the foregoing and additional comments received from the SEC, on June 18, 2010, management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions.  This weakness was a result of our incorrect interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity”, and incorrect conclusion regarding its application, which required the restatement of our financial statements as of and for the three months ended March 31, 2010.

As result of the material weakness identified with respect to our reporting of non-routine complex transactions, our chief executive officer and chief financial officer have re-evaluated our disclosure controls and procedures and, on June 18, 2010, concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

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

CHINA SKY ONE MEDICAL, INC.

Dated: July 23, 2010	By:	/s/ Liu Yan-qing
Liu Yan-qing Chairman, Chief Executive Officer and President

Dated: July 23, 2010	By:	/s/ Stanley Hao
Stanley Hao Chief Financial Officer and Secretary