Form 10-Q
period 2010-06-30
CHINA SKY ONE MEDICAL, INC.
filed 2010-08-09
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended: June 30, 2010

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
Yes ☐     No ☒

As of July 31, 2010, the registrant had 16,790,851 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED JUNE 30, 2010

TABLE OF CONTENTS

			PAGE

PART I	-	FINANCIAL INFORMATION
Item 1.		Financial Statements	2
		Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited) (restated)	2
		Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (restated)	3
		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited) (restated)	4
		Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.		Controls and Procedures	42
PART II	-	OTHER INFORMATION
Item 1.		Legal Proceedings	44
Item 1A.		Risk Factors	44
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.		Defaults Upon Senior Securities	44
Item 4.		Removed and Reserved	44
Item 5.		Other Information	44
Item 6.		Exhibits	44
Signatures			45

-i-

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

Factors that may cause actual results to differ materially from current expectations include, but are not limited to the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended.  Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 (restated)	2010	2009 (restated)
Revenues	$40,760	$32,181	$69,663	$57,015
Cost of Goods Sold	11,216	7,752	18,491	13,793
Gross Profit	29,544	24,429	51,172	43,222
Operating Expenses
Depreciation and amortization	827	449	1,668	901
Research and development	5,910	3,682	9,674	6,095
Selling	7,983	7,796	13,894	13,763
General and administrative	1,123	420	2,113	1,330
Total operating expenses	15,843	12,347	27,349	22,089
Income from Operations	13,701	12,082	23,823	21,133
Other Income (Expense)
Interest income	30	14	59	26
Change in fair value of derivative warrant liability	2,087	(1,066)	7,013	1,173
Total other income (expense)	2,117	(1,052)	7,072	1,199
Net Income Before Provision for Income Tax	15,818	11,030	30,895	22,332
Provision for Income Taxes	3,576	2,639	6,065	4,459
Net Income	$12,242	$8,391	$24,830	$17,873
Basic Earnings Per Share	$0.73	$0.51	$1.48	$1.09
Basic Weighted Average Shares Outstanding	16,790,851	16,537,066	16,783,896	16,475,833
Diluted Earnings Per Share	$0.73	$0.51	$1.47	$1.08
Diluted Weighted Average Shares Outstanding	16,812,810	16,628,892	16,894,775	16,547,037
Other Comprehensive Income
Foreign currency translation adjustment	$535	$6	$556	$123
Net Income	12,242	8,391	24,830	17,873

Comprehensive Income	$12,777	$8,397	$25,386	$17,996

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$64,656	$52,756
Accounts receivable, net	23,964	21,146
Inventories	5,559	2,413
Prepaid and other current assets	24	74
Total current assets	94,203	76,389

Property and equipment, net	15,451	15,491
Intangible assets, net	23,853	25,114
Construction in progress	12,986	12,932
Land use rights, net	4,559	4,586
Construction and land deposits	13,219	5,851
Total Assets	$164,271	$140,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$7,768	$4,186
Taxes payable	5,734	3,873
Derivative warrant liability	3,549	11,435
Total current liabilities	17,051	19,494

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,790,851 and 16,714,267 issued and outstanding, respectively)	17	17
Additional paid-in capital	38,154	37,188
Retained earnings	102,615	77,785
Accumulated other comprehensive income	6,434	5,879
Total stockholders' equity	147,220	120,869

Total Liabilities and Stockholders' Equity	$164,271	$140,363

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Six Months Ended June 30,
	2010	2009 (restated)
Cash flows from operating activities
Net Income	$24,830	$17,873
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	1,919	1,168
Change in fair value of derivative warrant liability	(7,013)	(1,173)
Net change in assets and liabilities
Accounts receivable	(2,719)	(1,184)
Inventories	(3,124)	(1,109)
Prepaid and other current assets	50	41
Accounts payable and accrued expenses	3,487	1,308
Taxes payable	1,838	898
Net cash provided by operating activities	19,268	17,822

Cash flows from investing activities
Land deposit	(7,316)
Purchase of fixed assets	(407)	(84)
Purchase of construction in progress	-	(9,878)

Net cash used in investing activities	(7,723)	(9,962)

Cash flows from financing activities
Proceeds from warrants conversion	94	29
Net cash provided by financing activities	94	29

Effect of exchange rate changes on cash and cash equivalents	261	56

Net increase in cash and cash equivalents	11,900	7,945
Cash and cash equivalents at beginning of period	52,756	40,288
Cash and cash equivalents at end of period	$64,656	$48,233

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$4,942	$3,929

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Description of Business

China Sky One Medical Inc. (“China Sky One” or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the Company changed the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc."

China Sky One is a holding company whose principal operations are through its wholly-owned subsidiaries.  The Company has no revenues separate from its subsidiaries, and has expenses related to its status as a public reporting company and to its ownership interest in American California Pharmaceutical Group, Inc. (“ACPG”) and Harbin City Tian Di Ren Medical Co. (“TDR”).

ACPG, the Company’s non operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.” QQ Group, Inc. changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the Stock Exchange Agreement with China Sky One (then known as “Comet Technologies, Inc.”) and TDR, described herein. On December 8, 2005, ACPG completed a stock exchange transaction with TDR a People’s Republic of China (“China” or “PRC”) based operating company and TDR’s subsidiaries (the “TDR Acquisition”), each of which were fully operating companies in the PRC. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

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

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and  its principal executive office is located in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR Acquisition by ACPG in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited (“First”) and Kangxi Medical Care Product Factory, until July, 2006, when the two were merged, with First as the surviving subsidiary of TDR. The principal activities of TDR and First are the research, manufacture and sale of over-the-counter non-prescription health care products. TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in the Heilongjiang Province. TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through independent agents and China’s large pharmaceutical chains.

As of October 16, 2006, the Company organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR (“Tian Qing”), to conduct research and development in the areas of tissue and stem cell banks.  As of June 30, 2010, Tian Qing had insignificant operations.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.           Restatement

On May 11, 2010, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, as amended on May 24, 2010, to report management’s determination that the Company’s financial statements for the year ended December 31, 2009, included in its Annual Report on Form 10-K filed with the SEC on March 16, 2010, as amended on March 17, 2010 (the “2009 Form 10-K”), should no longer be relied upon due to an error in such financial statements with respect to the accounting for the 750,000 common stock purchase warrants the Company issued in connection with its January 31, 2008 private placement (the “Warrants”).  The Company received comments from the staff of the SEC, which led to the Company’s conclusion that the historical financial statements for the year ended December 31, 2009 in the 2009 Form 10-K required restatement to properly record the Warrants as a derivative liability.

On June 24, 2010, the Company filed with the SEC an additional Current Report on Form 8-K to report management’s determination that the Company’s financial statements: (i) for the fiscal quarter ended March 31, 2009, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed with the SEC on May 17, 2010 (the “March 2010 Form 10-Q”); (ii) for the fiscal quarter ended June 30, 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009 (the “June 2009 Form 10-Q”); and (iii) for the fiscal quarter ended September 30, 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on November 16, 2009 (the “September 2009 Form 10-Q” and, collectively with the March 2010 Form 10-Q and June 2009 Form 10-Q, the “Form 10-Qs”), should no longer be relied upon due to an error in such financial statements with respect to the accounting for the Warrants.  The Company received comments from the staff of the SEC, which led to the Company’s conclusion that the historical financial statements in the Form 10-Qs required restatement to properly record the Warrants as a derivative liability.

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

On July 23, 2010, the Company filed amendments to the 2009 Form 10-K and March 2010 Form 10-Q with the SEC, reflecting the restatement.

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the three and six months ended June 30, 2009.  The corrections to the quarterly information in this Form 10-Q had no impact on the Company’s previously reported income from operations or cash flows for the periods being restated.

The following tables ($ in thousands, except per share information) show the effects of the restatement on the Company's consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three and six month period ended June 30, 2009:

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.           Restatement (Continued)

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except per share data)

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	As Previously Recorded	As Restated	As Previously Recorded	As Restated

Change in fair value of derivative warrant liability	$-	$(1,066)	$-	$1,173

Total other income (expense)	$14	$(1,052)	$26	$1,199

Net Income Before Provision for Income Tax	$12,096	$11,030	$21,159	$22,332

Net Income	$9,457	$8,391	$16,700	$17,873

Basic Earnings Per Share	$0.57	$0.51	$1.01	$1.09

Diluted Earnings Per Share	$0.57	$0.51	$1.01	$1.08

Other Comprehensive Income
Foreign currency translation adjustment	$6	$6	$123	$123
Net Income	9,457	8,391	16,700	17,873

Comprehensive Income	$9,463	$8,397	$16,823	$17,996

The gain (loss) resulting from the change in fair value of derivative warrant liability for the three and six month period ended June 30, 2009 was incurred at the corporate level (a Nevada corporation).  The Company did not recognize any income tax benefits (expense) associated with the change in fair value in the three and six months ended June 30, 2009 (see Note 14).  Therefore, the restatement did not have an effect on the Company’s taxable income for the three and six months ended June 30, 2009.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Six Months Ended June 30, 2009
	As Previously Recorded	As Restated

Net Income	$16,700	$17,873

Change in fair value of derivative liability	-	(1,173)

Total:	$16,700	$16,700

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary, in its opinion, for a fair presentation of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.           Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents – The Company considers all highly liquid instruments purchased with a maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earn   interest income (annual yield of approximately 0.36% for the year ended December 31, 2009). For all the bank accounts in the PRC and in the U.S., the Company earned interest income of approximately $59,000 and $26,000 for the six months ended June 30, 2010 and 2009, respectively.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. As of June 30, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $56,000.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method. Inventory units are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. The Company recorded no inventory reserve position as of June 30, 2010 and December 31, 2009.

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying value exceeds the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges of property and equipment in the three or six months ended June 30, 2010 and 2009.

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress includes the acquisition and land right costs, development expenditures, professional fees, and capitalized interest costs during the period of construction.

Upon completion and readiness for use of the project, the cost of construction-in-progress is transferred as part of property and equipment. In the case of construction-in-progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.           Summary of Significant Accounting Policies (Continued)

Intangible assets – Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived assets and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other approximate methods. The Company did not record any impairment charges for the six months ended June 30, 2010 and 2009.

Our intangible assets consist of proprietary technologies, SFDA licenses for drug batch numbers, and goodwill. Proprietary technologies are technologies that we own. The SFDA licenses for drug batch numbers and goodwill were acquired in the business acquisitions of Tianlong, Peng Lai and Haina. We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. The Company’s cost basis in the trademark is nominal.  Therefore, the Company did not have its “Kang Xi” trademark appraised, or recorded an intangible asset for it. Additionally, none of the costs associated with the trademark have been capitalized. As of June 30, 2010, the weighted average amortization period for our intangible assets is approximately 8 years.

Derivative Instruments – The Class A Warrants (“the Warrants”) issued in connection with the private placement the Company consummated on January 31, 2008 include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-05). Accordingly, effective January 1, 2009, the Company was required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. At June 30, 2010, the fair value of the Company’s derivative warrants liability was $3,549,000. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at June 30, 2010 include a term of approximately 3.7 years; volatility of 73.0% and a risk free interest rate of 1.43%. Significant assumptions used at June 30, 2009 include a term of approximately 3.7 years; volatility of 66.0% and a risk free interest rate of 1.94%.  Changes in fair value of these warrants are recognized in earnings each reporting period.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.           Summary of Significant Accounting Policies (Continued)

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

The Company incurred research and development expenses of approximately $5,910,000 and $3,682,000, for the three months ended June 30, 2010 and 2009, respectively, and $9,674,000 and $6,095,00, for the six months ended June 30, 2010 and 2009, respectively.

Advertising – The Company signs contracts with agents who then place its advertising in the mediums of television, radio and internet. Advertising expense is incurred in the period the advertisements take place. Thus, costs of advertising are expensed as incurred. Advertising costs were approximately $3,710,000 and $3,438,000 for the three months ended June 30, 2010 and 2009, respectively, and $6,396,000 and $6,214,000 for the six months ended June 30, 2010 and 2009, respectively. An immaterial amount of the Company’s advertisement expenses were related to advertising production costs. Advertising costs are reported as part of selling expenses in the consolidated statements of operations.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.           Summary of Significant Accounting Policies (Continued)

Enterprise income tax

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the Company’s income tax rate for TDR and its subsidiaries for the six months ended June 30, 2010 and 2009:

Income Tax Rate	As of June 30,
for Subsidiaries	2010	2009
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue *

*
Reflects a 25% tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 92% of revenue.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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

Contributions to the pension or retirement plan are calculated at 22% of the employees’ salaries above a fixed threshold amount. The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred retirement benefit costs of $72,000 and $51,000 for the three months ended June 30, 2010 and 2009, respectively, and $116,000 and $90,000 for the six months ended June 30, 2010 and 2009, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other payables approximate their fair values at June 30, 2010 and December 31, 2009 because of the relatively short-term maturity of these instruments.

Subsequent Events

The Company evaluated subsequent events through the date of filing of this Form n10-Q in accordance with the Subsequent Events Topic of the FASB Accounting Standards Codification under ASC topic 855.

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

a.	The vendor’s performance to achieve the milestone; or
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

The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The new accounting guidance did not have a material impact on our consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.           Summary of Significant Accounting Policies (Continued)

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

4.           Revenue By Product Category and Geographic Region

For the six months ended June 30, 2010 and 2009, overseas sales were approximately $3,726,000 and $4,426,000, respectively. For the three months ended June 30, 2010 and 2009, overseas sales were approximately $2,910,000 and $3,246,000, respectively.

The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the six months ended June 30, 2010 and 2009:

	For the Six Months Ended June 30,
	($ in thousands)
	2010		2009		Variance
Product Category	Sales	% of Sales	Sales	% of Sales
Patches	$17,927	25.7%	$19,059	33.5%	$(1,132)
Ointments	19,419	27.9%	12,740	22.3%	6,679
Sprays	8,124	11.7%	7,711	13.5%	413
Diagnostic Kits	3,778	5.4%	6,789	11.9%	(3,011)
Others	20,415	29.3%	10,716	18.8%	9,699
Total	$69,663	100.0%	$57,015	100.0%	$12,648

Please refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an analysis on changes in revenue by product category.

5.           Concentrations of Business and Credit Risk

Substantially all of the Company's long-lived assets and business operations are located in the PRC.

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of June 30, 2010, the Company held approximately $1,148,000 of cash and cash equivalent account balances within the U.S. and all of the deposits were within  the FDIC insurance limits. As of June 30, 2010, the Company had approximately $63,508,000 in China bank deposits, which are not insured.

A significant amount of the Company’s sales are concentrated in China. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic conditions in China. Difficult economic conditions in other geographic areas into which the Company may expand may also adversely affect its business, operations and finances.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.           Concentrations of Business and Credit Risk (Continued)

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

The Company does not require collateral for financial instruments subject to credit risk.

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company does not set aside any reserves for product liability risks or other potential claims. The Company’s policy is to record losses associated with its lack of insurance coverage at such time as a realized loss is incurred. Historically, the Company has not had any material losses in connection with its lack of insurance coverage and was not party to any material pending legal proceedings as of June 30, 2010. Management’s intention is to use the Company’s working capital to fund any such losses incurred due to the Company’s exposure to inadequate insurance coverage.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

Major Customers

For the six months ended June 30, 2010, no customer accounted for more than 10% of our total revenues.  For the six months ended June 30, 2009, Shanxi Xintai and Harbin Shiji Baolong Medicine Company accounted for 18% and 21% respectively of total revenues. At June 30, 2010, Harbin Shiji Baolong Medicine Company accounted for approximately 10% of all accounts receivable. At June 30, 2009, Shanxi Xintai and Harbin Shiji Baolong Medicine Company accounted for 15% and 34%, respectively, of all accounts receivable. No other customers accounted for 10% or more of our total revenues or accounts receivable for the six months ended June 30, 2010 and 2009.

Major Suppliers

For the six months ended June 30, 2010, Heilongjiang Kangda Medicine Company accounted for approximately 50% of the Company’s total inventory purchases.  For the six months ended June 30, 2009, Heilongjiang Kangda Medicine Company accounted for approximately 41% of the Company’s total inventory purchases.  No other suppliers accounted for 10% or more of our total inventory purchases for the six months ended June 30, 2010 and 2009. We believe alternative local suppliers are available to meet our fulfillment needs if necessary. Therefore, we are not substantially dependent on any specific supplier.

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

Warrants to purchase 593,800 shares of common stock and no stock options to purchase shares of common stock were outstanding and exercisable as of June 30, 2010.  Warrants to purchase 750,000 shares of common stock and stock options to purchase 12,500 shares of common stock were exercisable and outstanding as of June 30, 2009. These common stock equivalents were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.           Earnings Per Share (Continued)

The following table sets forth the Company’s computation of basic and diluted net income per share for the three months ended June 30, 2010 and 2009:

	For the three months ended June 30, ($ in thousands, except share and per share data)
	2010		2009 (restated)
Numerator:
Net income used in calculation of basic and diluted earnings per share	$12,242	*	$8,391	**

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,790,851		16,537,066
Effect of dilutive securities:
Warrants and Options	21,959		91,826

Weighted-average common shares used in calculation of diluted earnings per share	16,812,810		16,628,892

Net income per share:
Basic	$0.73		$0.51
Diluted	$0.73		$0.51
_____________
*  Includes a gain of $2,087 and $0.12 per share (basic and diluted) relating to the change  in fair value of  the  derivative warrant liability relating to the Class A Warrants.
** Includes a loss of ($1,066) and ($0.06) per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants.

The following table sets forth the Company’s computation of basic and diluted net income per share for the six months ended June 30, 2010 and 2009:

	For the six months ended June 30, ($ in thousands, except share and per share data)
	2010		2009 (restated)
Numerator:
Net income used in calculation of basic and diluted earnings per share	$24,830	*	$17,873	**

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,783,896		16,475,833
Effect of dilutive securities:
Warrants and Options	110,879		71,204

Weighted-average common shares used in calculation of diluted earnings per share	16,894,775		16,547,037

Net income per share:
Basic	$1.48		$1.09
Diluted	$1.47		$1.08
_____________
*  Includes a gain of $7,013 and $0.42 per share (basic and diluted) relating to the change  in fair value of  the  derivative warrant liability relating to the Class A Warrants.
** Includes a gain of $1,173 and $0.07 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock. As of June 30, 2010, there have been a total of 198,202 common shares granted based on the 2006 Plan to Company employees and consultants.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.           Securities Purchase Agreement and Related Transaction (Continued)

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

Additional information relating to the Class A Warrants is provided in Note 9.

9.      Outstanding Warrants and Options

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2010:

		Weighted		Weighted
		average		average
	Shares	Exercise	Shares	Exercise
	Underlying	Price	underlying	Price
	Warrants	Warrants	Options	Options

Outstanding as of June 30, 2009	750,000	$12.50	12,500	$3.65

Exercised	-	2.00	(12,500)	3.65

Outstanding as of December 31, 2009	750,000	12.50	-	-

Exercised	(156,200)	12.50	-	-

Outstanding as of June 30, 2010	593,800	$12.50	-	$-

As of December 31, 2009, the Class A Warrants granted in connection the Securities Purchase Agreement represented the right to purchase an aggregate of 750,000 shares of Common Stock of the Company, at an exercise price of $12.50 per share.  In addition, the Class A Warrants have the following characteristics:

•	The Class A Warrants became exercisable beginning on the six-month anniversary of the closing of the January 2008 Offering and will expire July 31, 2011 (subject to extension as described below).

•
Commencing on the one-year anniversary of the Closing Date, in the event the Warrant Shares are not freely salable by the holders of the Class A Warrants due to the Company’s failure to satisfy its registration requirements and an exemption for such sale is not otherwise available to the Warrantholders under Rule 144, the Class A Warrants will be exercisable on a cashless basis.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the six months ended June 30, 2010, the Warrantholders exercised 156,200 warrants including 148,700 warrants exercised on a cashless basis for a total of 69,084 shares of the Company’s common stock, and 7,500 warrants exercised for cash proceeds of $93,750.

At June 30, 2010, the Company had 593,800 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants.  Significant assumptions used at June 30, 2010 include a term of approximately 3.7 years; volatility of 73.0% and a risk free interest rate of 1.43%. The outstanding Class A Warrants at June 30, 2010 had a fair value of approximately $3,549,000. At June 30, 2010, the Company recorded income of $7,013,000 due to the change in fair value of the related derivative warrant liability for the six months ended June 30, 2010.  At June 30, 2010, the Company recorded income of $2,087,000 due to the change in fair value of the related derivative warrant liability for the three months ended June 30, 2010.

At June 30, 2009, the Company had 750,000 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants.  Significant assumptions used at June 30, 2009 include a term of approximately 3.7 years; volatility of 66.0% and a risk free interest rate of 1.94%. The outstanding Class A Warrants at June 30, 2009 had a fair value of approximately $5,455,000. At June 30, 2009, the Company recorded income of $1,173,000 due to the change in fair value of the related derivative warrant liability for the six months ended June 30, 2009. At June 30, 2009, the Company recorded an expense of $1,066,000 due to the change in fair value of the related derivative warrant liability for the three months ended June 30, 2009.

10.         Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of June 30, 2010 and December 31, 2009, inventories consisted of the following:

	($ in thousands)

	June 30, 2010 (Unaudited)	December 31, 2009
Raw Material	$1,889	$1,192
Work-in-Process	1,241	578
Finished Products	2,429	642
Total Inventories	$5,559	$2,413

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

11.           Property and Equipment, net

As of June 30, 2010 and December 31, 2009, Property and Equipment, net, consisted of the following:

	($ in thousands)
	June 30,
	2010 (Unaudited)	December 31, 2009
Buildings and improvements	$11,142	$10,570
Machinery and equipment	5,757	5,868
Transportation equipment	959	955
Furniture and equipment	342	325
Total Property and Equipment	18,200	17,718
Less: Accumulated Depreciation	(2,749)	(2,227)
Property and Equipment, Net	$15,451	$15,491

For the six months ended June 30, 2010 and 2009, depreciation expense totaled $511,000 and $462,000, respectively.

Depreciation expense included within Cost of Goods Sold for the six months ended June 30, 2010 and 2009 amounted to $251,000 and $268,000, respectively.

12.           Intangible Assets, net

Intangible assets consists of proprietary technologies that we purchased during our normal course of business. The SFDA licenses for drug batch numbers and goodwill were acquired in connection with our business acquisitions of Tianlong and Peng Lai in 2008.

A breakdown of our intangible assets, net, by subsidiaries as of June 30, 2010 is as follows:

	Intangible Assets as of June 30, 2010, net ($ in thousands) (Unaudited)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,205	$-	$4,798	$11,229	$-	$17,232
SFDA licenses for drug batch numbers	-	-	1,653	-	4,205	5,858
Goodwill	408	355	-	-	-	763
Total	$1,613	$355	$6,451	$11,229	$4,205	$23,853

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

As of June 30, 2010, the weighted average amortization period for our proprietary technologies and SFDA licenses for drug batch numbers is approximately 8 years.

Amortization expense of our intangible assets with finite lives for each of the six months ended June 30, 2010 and 2009 was approximately $1,362,000 and $707,000, respectively.

13.           Taxes Payable

Taxes payable as of June 30, 2010 and December 31, 2009 consisted of the following:

	($ in thousands)
	June 30, 2010 (Unaudited)	December 31, 2009
Value Added Tax, net	$2,000	$1,291
Enterprise Income Tax	3,590	2,452
City Tax	79	43
Other Taxes and additions	65	86
Total Taxes Payable	$5,734	$3,873

14.           Income Taxes

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets force the income tax rate for TDR and its subsidiaries for the six months ended June 30, 2010 and 2009:

	As of June 30,
Income Tax Rate	2010	2009
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue *

*
Reflects a 25% Tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 92% of revenue.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.           Income Taxes (Continued)

All the favorable tax rates for TDR, First, Tianlong and Peng Lai will expire by the end of fiscal year 2010.  The Company plans to seek renewal of these favorable tax rates in fiscal 2010.

The Company records a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

As of June 30, 2010, the Company has U.S. net operating loss carryforwards of approximately $10.0 million which will begin to expire in 2029. Accordingly, as mentioned above, any deferred tax asset that would result from these carryforwards have been fully reserved as of June 30, 2010.

During the six months ended June 30, 2010 and 2009, the Company’s U.S. holding companies recorded income of approximately $7,013,000 and $1,173,000 respectively related to the change in fair value of its derivative warrant liability with a full valuation allowance.  Historically, the Company’s U.S. holding companies have incurred ongoing operating losses, since the U.S. holding companies do not generate any revenue.  As such, Management has recorded a full valuation  allowance for its net operating loss carryforwards since Management’s position it is more like than not that the future tax benefits associated with the U.S. holding companies operating loss carryforwards will not be realized.  The net operating loss carryforwards at June 30, 2010 and 2009, for tax reporting purposes, exceed the income generated from the change in fair value of the derivative warrant liability of $7,013,000 and $1,173,000 for each of the respective periods.  Accordingly, management did not record any unrecognized income tax benefits due to the change in fair value of the derivative warrant liability for each of the six months ended June 30, 2010 and 2009.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.           Income Taxes (Continued)

The Company’s effective tax rate was approximately 19.6% and 20.0% for the six month ended June 30, 2010 and 2009, respectively. A reconciliation of  the statutory tax provision to the Company’s tax provision for the six months ended June 30, 2010 and 2009 is as follows:

	($ in thousands)
	Six Months Ended June 30, 2010
	China	U.S.	Total
Pre tax income	$24,726	$6,169	$30,895
Effective statutory tax rate	25%	34%
Provision for statutory income tax	6,182	2,098	8,280
Other (Special Entity, etc. )	(117)	-	(117)
Full valuation allowance	-	(2,098)	(2,098)
Provision for income taxes	$6,065	$-	$6,065
Effective tax rate	24.5%	-	19.6%

	($ in thousands - Restated)
	Six Months Ended June 30, 2009
	China	U.S.	Total
Pre tax income	$21,526	$806	$22,332
Effective statutory tax rate	25%	34%
Provision for statutory income tax	5,382	274	5,656
Other (Special Entity, etc. )	(923)	-	(923)
Full valuation allowance	-	(274)	(274)
Provision for income taxes	$4,459	$-	4,459
Effective tax rate	21.0%	-	20.0%

Pre-tax income generated by business operations in China during the six months ended June 30, 2010 were primarily derived from Haina’s business operations which are taxed at a rate of 25%.

15.           Land Use Rights and Construction in Progress

The Company considers the fact that, in the PRC, there is no land ownership but rather land use rights and it is more appropriate to allocate land use rights under a separate category and amortize land use rights based on 50 years of the land use rights, or the term of the lease. Land use rights, net, are approximately $4,559,000 and $4,586,000 at June 30, 2010 and December 31, 2009, respectively.

During the second quarter in 2007 TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for the development of a new corporate headquarters. The Company spent approximately $9.9 million, $730,000, and $2.1 million in the years of 2009, 2008, and 2007 respectively for this construction in progress. The majority of the construction was completed in January 2010, and the Company moved into the new facilities in January 2010. There was no expenditure for construction in progress during the six months ended June 30, 2010. Management estimates the additional cost to complete our construction in progress in 2010 shall amount to approximately $3.0 million, which should be completed in the third quarter of 2010.

During the second quarter in 2010, TDR submitted a bid deposit of approximately $7,316,000 to Harbin High Technology Development Zone to participate in an auction for a parcel of land of approximately 85,000 square meters in the Harbin Song Bei District High Technology Zone. The auction is set to take place during the third quarter of 2010. If we win the auction, we plan to build a facility for the research and development and production of the Company’s bio-engineering projects. If our bid is not accepted, the deposit will be returned to TDR.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company is not involved in any legal matters arising in the normal course of business at June 30, 2010. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which the Company might be involved in the future are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere herein and in the risk factors and “Forward Looking Statements” summary set forth in the forepart of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, as well as the “Risk Factors” section above and are afforded the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Readers should carefully review the risk factors disclosed in this Annual Report and other documents filed by us with the SEC.

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

We achieved continuing growth on the sale of our own product line through our sustained efforts to expand our distribution channels and promote our products. For the six months ended June 30, 2010, total revenues were $69,663,000, compared to $57,015,000 for the six months ended June 30, 2009. Net income was $24,830,000, or $1.47 per share for the six months ended June 30, 2010, compared to net income of $17,873,000, or $1.08 per share in the same period of 2009, as calculated on a diluted basis.  For the three months ended June 30, 2010, total revenues were $40,760,000, compared to $32,181,000 for the three months ended June 30, 2009. Net income was $12,242,000, or $0.73 per share for the three months ended June 30, 2010, compared to net income of $8,391,000, or $0.51 per share in the same period of 2009, as calculated on a diluted basis.

This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 incorporates corrections made in response to the accounting errors described elsewhere in this Form 10-Q and restates our financial statements for the three and six months ended June 30, 2009 (see Note 2 to the Notes to Condensed Consolidated Financial Statements).  The corrections to the quarterly information in this Form 10-Q had no impact on our previously reported income from operations or cash flows for the periods being restated.

Product Line

During  the six months ended June 30, 2010, we manufactured and marketed 114 products, compared to 89 products for the six months ended June 30, 2009. Our manufacturing operations are conducted at our subsidiaries’ facilities located in Heilongjiang Province and Shan Dong Province in the PRC. We sell our products under five main categories:

Product Category	2010	2009
Patches	5	5
Ointments	23	18
Sprays	16	15
Diagnostic Kits	3	3
Others	67	48
Total:	114	89

A description of our principle products, which generated approximately 70% of our sales revenue for the six months ended June 30, 2010 is as follows:

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

QiXue Asthma Patch

QiXue asthma patch is designed for the treatment of chronic airways and lung inflammation.

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

Other Product Category:

We include 67 of our products under the “Other” product category, because there is no individual category of applications for these products that  represents a material amount of our revenues. The Other product category includes suppositories, eye drops, nasal drops, capsules, granules, injections, syrups, liniments, tablets and wash fluids.

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

Tinea Liniment

Tinea Liniment is an anti-fungal cream for the treatment of skin fungal infection and yeast infection.

Please refer to “Sales by Product Line” hereunder for additional information.

Summary of Our Research and Development Activities

Research and Development

We conduct all of our research and development (“R&D”) activities either internally or through collaborative arrangements with universities and research institutions in the PRC. We have our own research, development and laboratory facilities located in the facilities of First and Tianlong.

For the six months ended June 30, 2010, total research and development expense was approximately $9,674,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Six Months Ended June 30, 2010 ($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Diagnostic Kits - 10 products	$1,893	19.6%	$4,623	$3,900
Optimization Experiments for Five Products	1,653	17.1%	2,533	-
Endostatin	1,010	10.4%	1,449	9,000
Antrodia Cinnamomea Extract l	849	8.8%	1,236	16,000
Tumor Markers	775	8.0%	775	210
Tiopronin for Injection	644	6.7%	1,170	150
Breast Cancer Technology	497	5.1%	2,767	8,300
Clindamycin Phosphate for Injection	424	4.4%	475	1,000
Levofloxacin Hydrochloride Eye Drops	410	4.2%	450	500
Nimesulide Granules	439	4.5%	455	800
Total	$8,594	88.8%	$15,933	$39,860

            For the six months ended June 30, 2009, total research and development expense is approximately $6,095,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Six Months Ended June 30, 2009 ($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Breast Cancer Technology	$1,507	24.7%	$1,507	$9,300
Monoclonal Antibody	964	15.8%	3,162	2,000
Diagnostic Kits - 3 products	856	14.0%	2,172	100
Omeprazole Sodium for Injection	540	8.8%	540	1,000
Tiopronin for Injection	526	8.6%	526	800
Nimesulide Granules	512	8.4%	512	1,700
Clindamycin Phosphate for Injection	410	6.7%	410	1,800
Levofloxacin Hydrochloride Eye Drops	336	5.5%	336	1,300
Ozagrel Sodium for Injection	183	3.0%	183	1,000
Total	$5,834	95.5%	$9,348	19,000

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

As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We have deemed our temporary tax differences related to our principal business operations in the PRC to be immaterial. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including the continued historical operating losses of China Sky and ACPG, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. China Sky and ACPG do not generate revenues and were established as the Holding Companies of our foreign operations. Management has no intention to remit to either China Sky or ACPG any undistributed earnings of business operations in China. However, various factors may cause those assumptions to change in the near term.

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

Derivative liabilities - The Class A Warrants (“the Warrants”) issued in connection with the private placement we consummated on January 31, 2008 private placement include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these Warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5).  Accordingly, effective January 31, 2009, the Company is required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. At June 30, 2010, we had 593,800 Warrants outstanding.  The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at June 30, 2010 include a term of approximately 3.7 years; volatility of 73.0% and a risk free interest rate of 1.43%.  At June 30, 2009, the Company had 750,000 Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants.  Significant assumptions used at June 30, 2009 include a term of approximately 3.7 years; volatility of 66.0% and a risk free interest rate of 1.94%. The outstanding Warrants at June 30, 2010 and 2009 had a fair value of approximately $3,549,000 and $5,455,000, respectively. Due to the change in fair value of derivative warrant liability the Company realized income of $7,013,000 and $1,173,000 for the six months ended June 30, 2010 and 2009, respectively.  Due to the change in fair value of derivative warrant liability the Company realized income of $2,087,000 and recorded an expense of $1,066,000 for the three months ended June 30, 2010 and 2009, respectively.

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

Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Goodwill and intangible assets are tested periodically for impairment. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company did not record any impairment charges related to its tangible and intangible assets held during the three and six months ended June 31, 2010 and 2009.

As of June 30, 2010, the weighted average amortization period of our intangible assets approximated 8 years.

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

For the six months ended June 30, 2010 and 2009, we incurred $9,674,000 and $6,095,000, respectively, in research and development expenditures. For the three months ended June 30, 2010 and 2009, we incurred $5,910,000 and $3,682,000, respectively, in research and development expenditures.

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

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers. As a result, we were able to minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales. However, due to our  forecasts for certain cost increases of raw materials and the overhead costs for storing such raw materials in fiscal 2010, we began to increase our inventory levels toward the second half of 2009 and in 2010.  We expect this practice to continue for the foreseeable future.

For the remainder of fiscal year 2010, we anticipate price increases of certain raw materials due to unforeseen natural disasters and inflation that will result in the increase of our cost of goods sold. In addition, our sales and marketing strategy to promote certain of our products which have less market competition by coordinating with reputable distributors who have extensive market channel and will launch these products at lower margins. These factors will have negative impact on our overall gross product margins as discussed below.

Results of Operations

Restatement of Financial Statements

As discussed in Note 2 to the Financial Statements, we restated our financial statements for the fiscal quarter ended June 30, 2009.  On May 7, 2010, we determined that ASC 815-40, which was effective January 1, 2009, should have been applied to warrants issued in connection with our 2008 private placement, resulting in a reclassification of the warrants as a liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter.

For the three months ended June 30, 2010 and 2009

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the three months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30, ($ in thousands)
	2010	2009	Variance
Revenues	$40,760	$32,181	26.7%
Cost of Goods Sold	11,216	7,752	44.7%
Gross Profit	$29,544	$24,429	20.9%
Gross Profit Margin	72.5%	75.9%	(3.4)%

For the three months ended June 30, 2010, total revenues increased by approximately $8,579,000, or 26.7%, as compared to the same period of 2009. The increase is primarily due to the strong sales from products in our Ointment and Others product categories, partially offset by the decreased revenue from the sales of our  Slim Patch and Diagnostic Kits (see “Sales by Product Line” below).

Cost of goods sold increased by $3,464,000, or 44.7%, compared to the same period in the prior year. The higher cost of goods sold is principally attributable to our higher sales volume.  However, the ratio of cost of goods sold to revenues increased to 27.5%, compared to 24.1% in the prior year, due to unforeseen natural disasters which caused an increase in the price of raw materials we use to produce certain of our products, including Honey Suckle Flower and Notoginseng.  For the remainder of fiscal year 2010, we anticipate price increases of certain raw materials due to inflation that will result in the increase of our cost of goods sold.

For the remainder of 2010, we anticipate certain price increases of raw materials and the overhead costs for storing such raw materials that will result in the increase our cost of goods sold. Our sales and marketing strategy is to promote certain of our products which have less market competition by coordinating with reputable distributors who have extensive market channels and will resell these products at lower margins. We expect these factors will continue to have a negative impact on our overall gross product margins.

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the three months ended June 30, 2010 and 2009:

For the Three Months Ended June 30, ($ in thousands)
		2010			2009		Variance
Product Category	# of Products	Sales	% of Sales	# of Products	Sales	% of Sales
Patches	5	$9,709	23.8%	5	$9,937	30.9%	$(228)
Ointments	23	11,614	28.5%	18	7,658	23.8%	3,956
Sprays	16	5,125	12.6%	15	4,857	15.0%	268
Diagnostic Kits	3	2,318	5.7%	3	3,688	11.5%	(1,370)
Others	67	11,994	29.4%	48	6,041	18.8%	5,953
Total	114	$40,760	100.0%	89	$32,181	100.0%	$8,579

We marketed 114 products during the three months ended June 30, 2010, compared with 89 products during the three months ended June 30, 2009.  The Company’s total revenue increased by $8,579,000, or 26.7%, as compared to the same period of 2009.  The revenue increase is primarily due to the strong sales from our Ointment and Others product categories, which was partially offset by the decreased sales generated from our Patches and Diagnostic Kits.  The revenue generated from the 25 new products we introduced in the second quarter of fiscal 2010 was $2,664,000, or 6.5% of our total revenue for this period.

For the three months ended June 30, 2010, revenues from Patch products decreased $228,000, or 2.3%, as compared to the same period of 2009. The decrease is primarily due to the decreased sales of our Slim Patch products, which began to decline in the fourth quarter of 2009. The revenue generated from Slim Patch was $4,766,000 and $6,915,000 for the three months ended June 30, 2010 and 2009, respectively. Slim Patch sales have historically been higher in the second and third quarter due to seasonality. The regulations and restrictions recently launched by the Chinese government prohibiting television advertisement of  weight loss products in the PRC also have negative impact to the Slim Patch distribution channel. Other Patch products sold for the three months ended June 30, 2010 partially offset the loss of sales from the Slim Patch. The revenue generated from other Patch products for the three months ended June 30, 2010 and 2009 were $4,943,000 and $3,022,000, respectively.

For the three months ended June 30, 2010, revenues from Ointments increased by $3,956,000, or 51.7%, as compared to the same period of 2009. The increase is primarily due to the  increased sales from our Compound Camphor Cream and Kecuo Yintong Ointment. Revenue generated from Compound Camphor Cream was $6,097,000 and $3,301,000 for the three months ended June 30, 2010 and 2009, respectively. This increase is primarily due to our continued efforts to promote and advertise this product during the second quarter of 2010.  Revenue generated from our Kecuo Yintong Ointment was $528,000 and $33,000 for the three months ended June 30, 2010 and 2009, respectively. This increase is primarily due to our entry into a distribution agreement in the third quarter of 2009 for sales of this product, which lead to increased sales. The five new Ointment products we introduced in the three months ended June 30, 2010 generated $129,000 in revenues.

For the three months ended June 30, 2010, revenue generated from our Sprays increased by $268,000, or 5.5%, as compared to the same period of 2009, primarily due to the increase sales of our Stomatitis spray.

For the three months ended June 30, 2010, revenue generated from our Diagnostic Kits decreased by $1,370,000, or 37.1%, as compared to the same period of 2009. The decrease is primarily due to the limited support we have recently provided to the distributors of our Diagnostic Kits. We began addressing this issue in 2010 by training a professional team to better co-operate with our distributors. We are also creating new policies and incentives to encourage the distributors for better performance.

For the three months ended June 30, 2010, revenues from our Other products category increased by $5,953,000, or 98.5%, as compared to the same period of 2009. The revenue increase is primarily due to the sales increase in the (i) Naphazoline Hydrochloride eye drops, (ii) Napadil tablet, and (iii) Tinea liniment. Revenues generated from these three products were $4,062,000 and $1,445,000 for the three months ended June 30, 2010 and 2009, respectively. In addition, the 19 new products we introduced our Other product category in the three months ended June 30, 2010 generated $2,524,000 in revenues.  Distributors and agents are also highly motivated in actively promoting such products in the market due to the significant effect and competitive pricing compared to peer products in the market. Radix Isatidis syrup and Loquat syrup in our Other products category contributed increased revenues in the aggregate of $620,000 for the three months ended June 30, 2010. We acquired these two products through the Peng Lai acquisition in October 2008. Peng Lai had nominal operation before the acquisition. The revenue generated from these two syrup products was $67,000 for the three months ended June 30, 2009.

Operating Expenses

The following table summarizes the changes in our operating expenses for the three months ended June 30, 2010 and 2009:

For the Three Months Ended June 30, ($ in thousands)
Operating Expenses	2010	2009	Variance
Selling expense	$7,983	$7,796	2.4%
General and administrative expense	1,123	420	167.4%
Depreciation and amortization	827	449	84.2%
Research and development	5,910	3,682	60.5%
Total operating expenses	15,843	12,347	28.3%
Total revenue	$40,760	$32,181	26.7%
% of operating expenses to revenue	38.9%	38.4%	0.5%

For the three months ended June 30, 2010, selling expense remained constant with the same period of 2009, primarily due to our transferring of certain logistic expenses to our distributors.  In addition, our advertising costs remained consistent in the second quarters of 2010 and 2009.

General and administrative expense for the three months ended June 30, 2010 increased by 167% compared to the same period in the prior year, primarily due to a significant increase in our professional fees related to meeting public company requirements.

Depreciation and amortization expense amounted to $827,000 compared to $449,000 for the three months ended June 30, 2010 and 2009, respectively.  This increase of $378,000 was primarily due to the amortization expense of our proprietary technologies - Antroquinonol and Small RNAs Technology, that we acquired during the fourth quarter of 2009. These two proprietary technologies were acquired for approximately $10,969,000 and are being amortized over an estimated useful  life of 10 years.

For the three months ended June 30, 2010, research and development expense increased by approximately $2,228,000, or 60.5%, as compared to the same period of 2009. For the three months ended June 30, 2010, total research and development expense was approximately $5,910,000. The major research and development projects that accounted for the majority of our total research and development expense are as follows:

Major Research and Development Expense during the Three Months Ended June 30, 2010 ($ in thousands)
Projects	Expense	% of total R&D
Diagnostic Kits - 10 products	$1,405	23.8%
Endostatin	1,010	17.1%
Antrodia Cinnamomea Extract l	849	14.4%
Tumor Markers	775	13.1%
Tiopronin for Injection	644	10.9%
Optimization Experiments for Five Products	1,031	17.4%
Total	$5,714	96.7%

For the three months ended June 30, 2009, total research and development expense is approximately $3,682,000. The major research and development projects that accounted for the majority of our total research and development expense is listed are as follows:

Major Research and Development Expense during the Three Months Ended June 30, 2009 ($ in thousands)
Projects	Expense	% of total R&D
Diagnostic Kits - 3 products	$856	23.3%
Breast Cancer Technology	1,507	40.9%
Clindamycin Phosphate for Injection	410	11.1%
Levofloxacin Hydrochloride Eye Drops	336	9.1%
Nimesulide Granules	512	13.9%
Total	$3,621	98.3%

Other Income (Expense)  (restated)

For the three months ended June 30, 2010, we recorded an unrealized gain of $2,087,000 due to the change in fair value of our  derivative warrant liability resulting from the decrease in fair value of the warrants issued in our January 2008 private placement (as described in Note 8 to the Notes to the financial statements appearing elsewhere in this report).  For the three months ended June 30, 2009 (restated), we recorded an unrealized loss of  $1,066,000 due to the change in fair value of our derivative warrant liability resulting from the increase in fair value of the warrants issued in our January 2008 private placement (as described in Note 8 to the Notes to the financial statements appearing elsewhere in this report).

 For the six months ended June 30, 2010 and 2009

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the six months ended June 30, 2010 and 2009:

	For the Six Months Ended June 30, ($ in thousands)
	2010	2009	Variance
Revenues	$69,663	$57,015	22.2%
Cost of Goods Sold	18,491	13,793	34.1%
Gross Profit	$51,172	$43,222	18.4%
Gross Profit Margin	73.5%	75.8%	(2.3)%

For the six months ended June 30, 2010, total revenues increased by approximately $12,648,000, or 22.2%, as compared to the same period of 2009. The revenue increase is primarily due to the strong sales from Ointment and Others product categories. The positive variance is partially offset by the decreased revenue from the sales of our  Slim Patch and Diagnostic Kits (see “Sales by Product Line” below).

Cost of Goods Sold increased by $4,698,000, or 34.1%, compared to the same period in the prior year. The higher cost of goods sold is principally attributable to our higher sales volume.  However, the ratio of cost of goods sold to revenues increased to 26.5%, compared to 24.2% in the prior year, due to unforeseen natural disasters which caused an increase in the price of raw materials we use to produce certain of our products, including Honey Suckle Flower and Notoginseng.  For the remainder of fiscal year 2010, we anticipate price increases of certain raw materials due to inflation that will result in the increase of our cost of goods sold.

For the remainder of 2010, we anticipate certain price increases of raw materials and the overhead costs for storing such raw materials that will result in the increase our cost of goods sold. Our sales and marketing strategy is to promote certain of our products which have less market competition by coordinating with reputable distributors who have extensive market channels and will resell these products at lower margins. We expect these factors will continue to have a negative impact on our overall gross product margins.

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the six months ended June 30, 2010 and 2009:

For the Six Months Ended June 30, ($ in thousands)
	# of Products	2010		# of Products	2009		Variance
Product Category		Sales	% of Sales		Sales	% of Sales
Patches	5	$17,927	25.7%	5	$19,059	33.5%	$(1,132)
Ointments	23	19,419	27.9%	18	12,740	22.3%	6,679
Sprays	16	8,124	11.7%	15	7,711	13.5%	413
Diagnostic Kits	3	3,778	5.4%	3	6,789	11.9%	(3,011)
Others	67	20,415	29.3%	48	10,716	18.8%	9,699
Total	114	$69,663	100.0%	89	$57,015	100.0%	$12,648

We marketed 114 products during the six months ended June 30, 2010, compared with 89 products during the six months ended June 30, 2009.  The Company’s total revenue increased by $12,648,000, or 22.2%, as compared to the same period of 2009.  The increase is primarily due to the strong sales from our Ointment and Others product categories, which was partially offset by the decreased sales generated from our Patches and Diagnostic Kits.  The revenue generated from the 25 new products we introduced during the first half of fiscal 2010 was $2,664,000, or 3.8% of our total revenue for this period.

For the six months ended June 30, 2010, revenues from Patch products decreased $1,132,000, or 5.9%, as compared to the same period of 2009. The decrease was due to the decreased sales of our Slim Patch products, which began to decline in the fourth quarter of 2009. The revenue generated from Slim Patch was $6,349,000 and $11,544,000 for the six months ended June 30, 2010 and 2009, respectively. Slim Patch sales have historically been higher in the second and third quarter due to its seasonality. The regulations and restrictions recently launched by the Chinese government prohibiting television advertisement of  weight loss products in the PRC also have negative impact to the Slim Patch distribution channel. Other Patch products sold for the six months ended June 30, 2010 partially offset the loss of sales from the Slim Patch. The revenue generated from other patch products for the six months ended June 30, 2010 and 2009 were $11,578,000 and $7,515,000, respectively.

For the six months ended June 30, 2010, revenues from Ointments increased by $6,679,000, or 52.4%, as compared to the same period of 2009. The increase was primarily due to the  increased sales from our Compound Camphor Cream and Kecuo Yintong Ointment. Revenue generated from Compound Camphor Cream was $9,139,000 and $4,720,000 for the six months ended June 30, 2010 and 2009, respectively. This increase is primarily due to our continued efforts to promote and advertise this product during the second quarter of 2010. Revenue generated from our Kecuo Yintong Ointment was $1,708,000 and $78,000 for the six months ended June 30, 2010 and 2009, respectively. This increase was primarily due to our entry into a distribution agreement in the third quarter of 2009 for sales of this product.

For the six months ended June 30, 2010, revenue generated from our Diagnostic Kits decreased by $3,011,000, or 44.4%, as compared to the same period of 2009. The decrease is primarily due to the limited support we have provided to distributors of our Diagnostic Kits. We began addressing this issue in 2010 by training a professional team to better co-operate with our distributors. We are also creating new policies and incentives to encourage the distributors for better performance.

For the six months ended June 30, 2010, revenue generated from our Sprays increased by $413,000, or 5.4%, as compared to the same period of 2009, primarily due to the increase sales from our Stomatitis spray.

For the six months ended June 30, 2010, revenues from our Other products category increased by $9,699,000, or 90.5%, as compared to the same period of 2009. The revenue increase is primarily due to the sales increase in the (i) Naphazoline Hydrochloride eye drops, (ii) Napadil tablet, and (iii) Tinea liniment. Revenues generated from these three products were $7,530,000 and $2,536,000 for the six months ended June 30, 2010 and 2009, respectively. Distributors and agents are also highly motivated in actively promoting such products in the market due to the significant effect and competitive pricing comparing to peer products in the market. Radix Isatidis syrup and Loquat syrup in our Other products category contributed increased revenues of an aggregate of $1,438,000 for the six months ended June 30, 2010. We acquired these two products through the Peng Lai acquisition in October 2008. Peng Lai had nominal operation before the acquisition. The revenue generated from these two syrup products was $150,000 for the six months ended June 30, 2009.

Operating Expenses

The following table summarizes the changes in our operating expenses for the six months ended June 30, 2010 and 2009:

For the Six Months Ended June 30, ($ in thousands)
Operating Expenses	2010	2009	Variance
Selling expense	$13,894	$13,763	1.0%
General and administrative expense	2,113	1,330	58.9%
Depreciation and amortization	1,668	901	85.1%
Research and development	9,674	6,095	58.7%
Total operating expenses	27,349	22,089	23.8%
Total revenue	$69,663	$57,015	22.2%
% of operating expenses to revenue	39.3%	38.7%	0.6%

For the six months ended June 30, 2010, selling expense remained constant with the same period of 2009, primarily due to our transferring of certain logistic expenses to our distributors.  In addition, our advertising costs remained consistent in the first halves of 2010 and 2009.

General and administrative expense for the six months ended June 30, 2010 increased by 58.9% compared to the same period in the prior year, primarily due to a significant increase in our professional fees related to meeting public company requirements.

Depreciation and amortization expense amounted to $1,668,000 compared to $901,000 for the six months ended June 30, 2010  and  2009, respectively. This increase of $767,000 is primarily due to the amortization expense of our proprietary technologies - Antroquinonol and Small RNAs Technology, that we acquired during the fourth quarter of 2009. These two proprietary technologies were acquired for approximately $10,969,000 and are being amortized over an estimated useful  life of 10 years.

For the six months ended June 30, 2010, research and development expense increased by approximately $3,579,000, or 58.7%, as compared to the same period of 2009. For the six months ended June 30, 2010, total research and development expense was approximately $9,674,000. The major research and development projects that accounted for the majority of our total research and development expense are as follows:

Major Research and Development Expenses during the Six Months Ended June 30, 2010 ($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Diagnostic Kits - 10 products	$1,893	19.6%	$4,623	$3,900
Optimization Experiments for Five Products	1,653	17.1%	2,533	-
Endostatin	1,010	10.4%	1,449	9,000
Antrodia Cinnamomea Extract l	849	8.8%	1,236	16,000
Tumor Markers	775	8.0%	775	210
Tiopronin for Injection	644	6.7%	1,170	150
Breast Cancer Technology	497	5.1%	2,767	8,300
Clindamycin Phosphate for Injection	424	4.4%	475	1,000
Levofloxacin Hydrochloride Eye Drops	410	4.2%	450	500
Nimesulide Granules	439	4.5%	455	800
Total	$8,594	88.8%	$15,933	$39,860

For the six months ended June 30, 2009, total research and development expense is approximately $6,095,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Six Months Ended June 30, 2009 ($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Breast Cancer Technology	$1,507	24.7%	$1,507	$9,300
Monoclonal Antibody	964	15.8%	3,162	2,000
Diagnostic Kits - 3 products	856	14.0%	2,172	100
Omeprazole Sodium for Injection	540	8.8%	540	1,000
Tiopronin for Injection	526	8.6%	526	800
Nimesulide Granules	512	8.4%	512	1,700
Clindamycin Phosphate for Injection	410	6.7%	410	1,800
Levofloxacin Hydrochloride Eye Drops	336	5.5%	336	1,300
Ozagrel Sodium for Injection	183	3.0%	183	1,000
Total	$5,834	95.5%	$9,348	$19,000

Other Income (Expense) (restated)

For the six months ended June 30, 2010, we recorded an unrealized gain of $7,013,000 due to the change in fair value of our  derivative warrant liability resulting from the decrease in fair value of the warrants issued in our January 2008 private placement (as described in Note 8 to the Notes to the financial statements appearing elsewhere in this report).  For the six months ended June 30, 2009 (restated), we recorded an unrealized gain of $1,173,000 due to the change in fair value of our derivative warrant liability resulting from the decrease in fair value of the warrants issued in our January 2008 private placement (as described in Note 8 to the Notes to the financial statements appearing elsewhere in this report).

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of June 30, 2010 and 2009:

	As of June 30, ($ in thousands, except ratio and days)
	2010	2009 (restated)
Cash and cash equivalents	$64,656	$48,233
Current ratio	5.5	5.3
Quick ratio	5.2	4.6
Average accounts receivable turnover days	53.4	47.1
Average inventory turnover days	30.4	15.4
Working capital	$77,152	$60,584
Inventories	$5,559	$1,571

Cash provided by (used in):
Operating activities	$19,268	$17,822
Investing activities	$(7,723)	$(9,962)
Financing activities	$94	$29

As of June 30, 2010, cash and cash equivalents were approximately $64,656,000 as compared to $48,233,000 at June 30, 2009. We had working capital at June 30, 2010 of approximately $77,152,000, compared to $60,584,000 at June 30, 2009 (restated). Our increase in working capital in 2010 was principally due to increased cash and cash equivalents funded by the increased cash flows generated from our operating activities. We consider current working capital and borrowing capabilities are adequate to cover our current operating and capital requirements in the near future.

Cash flows provided by operating activities was approximately $19,268,000 for the six months ended June 30, 2010 compared to $17,822,000 in the same period of 2009. The increase in cash provided by operating activities of approximately $1,446,000 is primarily attributable to our (i) increased account receivable of approximately $2,719,000, (ii) increased accounts payable and accrued expenses of $3,487,000 and (iii) decreased funds in 2010 of $3,124,000 to acquire inventories quarter over quarter.

Cash flows used in investing activities was approximately $7,723,000 for the six months ended June 30, 2010 compared to $9,962,000 in the same period of 2009. Cash flows used in investing activities in 2010 were primarily related to a bid deposit of approximately $7,316,000 we submitted to Harbin High Technology Development Zone to participate in an auction to a parcel of land of approximately 85,000 square meters in the Harbin Song Bei District High Technology Zone.  Cash flows used in investing activities in 2009 were primarily related to the construction costs of our new corporate headquarters in Harbin Song Bei district.

Cash flows provided from financing activities was approximately $94,000 for the six months ended June 30, 2010 compared to approximately $29,000 for the same period in 2009. Cash flows provided from financing activities in 2010 and 2009 were primarily related to warrants cash exercised by certain warrant holders of ours.

In January 2010, we completed the construction of two office buildings and moved into these new facilities. It is anticipated that residual work, including road construction,  fire control equipment, amenity improvement, and final acceptance, will be completed on these facilities in the third quarter of 2010, at an additional cost of approximately $3.0 million.

Our current ratio was 5.5 at June 30, 2010 compared to 5.3 at June 30, 2009 and the quick ratio was 5.2 at June 30, 2010 compared to 4.6 at June 30, 2009. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

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

Our average daily sales, average accounts receivable, and accounts receivable turnover days for each of the six months ended June 30, 2010 and 2009 were as follows:

Six Months Ended June 30,	Average Daily Sales ($ in thousands)	Average A/R ($ in thousands)	Turnover Days
2010	$385	$20,569	53.4
2009	$315	$14,828	47.1

Account receivable turnover days increased to 53.4 in the six months ended June 30, 2010 comparing to 47.1 in the same period of 2009. The increase is primarily due to the average account receivable increase outpaced the increase of average daily sales. Accounts receivable collections are generally slower during the fourth fiscal quarter and the first fiscal quarter, partly due to the Chinese public holidays within that period (about three weeks in total). During the second and third quarter of each year, due to stronger sales volume, the product turnover rate at our distributors and agents is higher, resulting in their shorter accounts payable periods.

Our inventory turnover days for the six months ended June 30, 2010 and 2009 calculated by using average daily costs of goods sold and average inventory for each quarter were as follows:

Six Months Ended June 30,	Average Daily COGS ($ in thousands)	Average Inventory ($ in thousands)	Turnover Days
2010	$102	$3,105	30.4
2009	$76	$1,169	15.4

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers. As a result, we could minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales. However, due to the forecast of certain cost increases of raw materials in 2010, management began to increase the inventory levels toward the second half of 2009. The inventory turnover days increased to 30.4 days for the six months ended June 30, 2010 compared to 15.4 days in the same period of 2009. This increase is primarily due to the increased inventory level by the end of fiscal year 2009 to support our expected sales growth.

Contractual Obligations and Commercial Commitments

As of June 30, 2010, we have commitments and contractual obligations as follows:

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

The continuing development of 8 research and development projects, which commenced in the second half of fiscal 2009, have been carried over to the year of 2010 according to our contracts signed with various research institutions with the total amount of approximately $2.4 million. During the six months ended June 30, 2010, the contracted $2.4 million in 2009 had all been realized.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, and other long term liabilities reflected on our balance sheet under GAAP.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the six months ended June 30, 2010 were denominated primarily in RMB, the currency of China, and were converted into U.S. dollars at the exchange rate of 6.8086 RMB to 1 U.S. Dollar at June 30, 2010 from 6.8448 RMB to 1 U.S. Dollar at June 30, 2009. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are subject to certain risks and uncertainties as described below.  These risks and uncertainties may not be the only ones we face.  There may be additional risks that we do not presently know of, or that we currently consider immaterial.  All of these risks could adversely affect our business, financial condition, results of operations and cash flows.  Our business and operations may be adversely affected if any of such risks are realized.  All investors should consider the following risks before deciding to purchase or sell our securities.

As of June 30, 2010, we do not invest or trade market risk sensitive instrument or have any debt subject to interest rate fluctuations.

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

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earned an annual interest income yield of approximately 0.36% for the six months ended June 30, 2010. For all the bank accounts in the PRC, we earned interest income of approximately $51,000 and $17,000 for the six months ended June 30, 2010 and 2009, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures (Revised)

Our management, with the participation of our chief executive officer (principal executive officer) and chief accounting officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.

We received comments from the SEC which, for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, under Item 9A. “Management’s Annual Report on Internal Control over Financial Reporting,” led our management to determine that a restatement was required for our financial statements for the three months ended June 30, 2009 in our Quarterly Report for the three months ended June 30, 2010.  As a result of the foregoing and additional comments received from the SEC, on June 18, 2010, management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions.  This weakness was a result of our incorrect interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity”, and incorrect conclusion regarding its application, which required the restatement of our financial statements as of and for the three months ended June 30, 2009.

As result of the material weakness identified with respect to our reporting of non-routine complex transactions, our chief executive officer and chief accounting officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2010, to remediate the weakness in our disclosure controls and procedures, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any such complex non-routine transactions.  These are the only changes which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 4, 2009, the SEC issued a formal order of investigation relating to certain of our accounting, record-keeping and disclosure practices. We have received document and testimonial subpoenas from the SEC and have complied, and intend to continue to comply, with all requests for information.

Item 1A.  Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three month period ended June 30, 2010, we did not issue any unregistered sales of equity securities.

Item 3.  Defaults Upon Senior Securities.

In the three month period ended June 30, 2010, we did not default upon any senior securities.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

As of July 7, 2010, Stanley Hao, our Chief Financial Officer and Secretary, commenced a leave of absence for personal health reasons.  As of August 5, 2010, our board of directors appointed Mr. Zhang Yu-kun as our Chief Accounting Officer, and as our principal financial and accounting officer for SEC reporting purposes.

Mr. Zhang has been our Manager of Finance, and has held similar positions with our operating subsidiaries, since February 2003. Prior to this, commencing in 2000, he was the Manager of Finance for Harbin Advanced Technology Soybean Food Stock Co., Ltd.  Mr. Zhang received an accounting degree in from the University of Finance and Economics located in People’s Republic of China, where he majored in international finance.

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

______________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Dated: August 9, 2010	By:	/s/ Liu Yan-qing
Liu Yan-qing Chairman, Chief Executive Officer and President

Dated: August 9, 2010	By:	/s/ Zhang Yu-kun
Zhang Yu-kun Chief Accounting Officer