Form 10-Q
period 2010-09-30
CHINA SKY ONE MEDICAL, INC.
filed 2010-11-08
CIK 798985

UNITD STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended: September 30, 2010

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

86-451-8703-2617 (China)
(Registrant's telephone number, including area code)

Not Applicable
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
Yes ☐     No ☒

As of November 1, 2010, the registrant had 16,790,851 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

			PAGE

PART I	-	FINANCIAL INFORMATION
Item 1.		Financial Statements	2
		Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2010 (unaudited) and 2009 (unaudited and restated)	2
		Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (restated)	3
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 (unaudited) and 2009 (unaudited and restated)	4
		Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.		Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.		Controls and Procedures	58
PART II	-	OTHER INFORMATION
Item 1.		Legal Proceedings	60
Item 1A.		Risk Factors	60
Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.		Defaults Upon Senior Securities	61
Item 4.		Removed and Reserved	61
Item 5.		Other Information	61
Item 6.		Exhibits	61
Signatures			62

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

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009 (restated)	2010	2009 (restated)
Revenues	$36,193	$43,227	$105,856	$100,242
Cost of Goods Sold	9,796	10,897	28,287	24,690
Gross Profit	26,397	32,330	77,569	75,552
Operating Expenses
Depreciation and amortization	879	447	2,547	1,348
Research and development	5,592	4,885	15,266	10,980
Selling	9,673	9,944	23,567	23,707
General and administrative	798	1,024	2,911	2,354
Total operating expenses	16,942	16,300	44,291	38,389
Income from Operations	9,455	16,030	33,278	37,163
Other Income
Interest income	29	20	88	46
Change in fair value of derivative warrant liability	1,833	132	8,847	1,305
Total other income	1,862	152	8,935	1,351
Net Income Before Provision for Income Tax	11,317	16,182	42,213	38,514
Provision for Income Taxes	2,722	3,592	8,787	8,050
Net Income	$8,595	$12,590	$33,426	$30,464
Basic Earnings Per Share	$0.51	$0.76	$1.99	$1.84
Basic Weighted Average Shares Outstanding	16,790,851	16,655,697	16,786,240	16,535,924
Diluted Earnings Per Share	$0.51	$0.75	$1.99	$1.83
Diluted Weighted Average Shares Outstanding	16,790,851	16,741,745	16,825,294	16,606,576
Other Comprehensive Income
Foreign currency translation adjustment	$2,538	$122	$3,094	$245
Net Income	8,595	12,590	33,426	30,464

Comprehensive Income	$11,133	$12,712	$36,520	$30,709

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$71,971	$52,756
Accounts receivable, net	23,036	21,146
Inventories	4,311	2,413
Prepaid and other current assets	25	74
Total current assets	99,343	76,389

Property and equipment, net	15,505	15,491
Intangible assets, net	23,551	25,114
Construction in progress	13,214	12,932
Land use rights, net	4,610	4,586
Construction and land deposits	13,437	5,851
Total Assets	$169,660	$140,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,233	$4,186
Taxes payable	4,357	3,873
Derivative warrant liability	1,716	11,435
Total current liabilities	11,306	19,494

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,790,851 and 16,714,267 issued and outstanding, respectively)	17	17
Additional paid-in capital	38,154	37,188
Retained earnings	111,210	77,785
Accumulated other comprehensive income	8,973	5,879
Total stockholders' equity	158,354	120,869

Total Liabilities and Stockholders' Equity	$169,660	$140,363

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Nine Months Ended September 30,
	2010	2009 (restated)
Cash flows from operating activities
Net Income	$33,426	$30,464
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	2,895	1,753
Change in fair value of derivative warrant liability	(8,847)	(1,305)
Net change in assets and liabilities
Accounts receivable	(1,363)	(8,660)
Inventories	(1,816)	(2,634)
Prepaid and other current assets	(13)	(15)
Accounts payable and accrued expenses	880	3,938
Taxes payable	397	2,391
Net cash provided by operating activities	25,559	25,932

Cash flows from investing activities
Land deposit	(7,335)	-
Purchase of fixed assets	(473)	(122)
Purchase of construction in progress	(14)	(9,927)

Net cash used in investing activities	(7,822)	(10,049)

Cash flows from financing activities
Proceeds from warrants conversion	94	29
Net cash provided by financing activities	94	29

Effect of exchange rate changes on cash and cash equivalents	1,384	103

Net increase in cash and cash equivalents	19,215	16,015
Cash and cash equivalents at beginning of period	52,756	40,288
Cash and cash equivalents at end of period	$71,971	$56,303

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$8,541	$6,570

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

China Sky One is a holding company whose principal operations are conducted through its wholly-owned subsidiaries.  The Company has no revenues separate from its subsidiaries, and has expenses related to its status as a public reporting company and to its ownership interest in American California Pharmaceutical Group, Inc. (“ACPG”) and Harbin City Tian Di Ren Medical Co. (“TDR”).

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

Thereafter, on May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of China Sky One. The terms of the Exchange Agreement were consummated and the acquisition was completed on May 30, 2006. As a result of the transaction, the Company issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG resulting in ACPG becoming the Company’s wholly-owned subsidiary. The transaction is treated as a reverse merger for accounting purposes.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of October 16, 2006, the Company organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR (“Tian Qing”), to conduct research and development in the areas of tissue and stem cell banks. As of September 30, 2010, Tian Qing had insignificant operations.

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

The following table summarizes the approximate estimated fair values of the assets acquired in the Tianlong acquisition.

($ in thousands)
Property and equipment	$6,315
Intangible assets – SFDA licenses for drug batch numbers	1,787
Other	170
Net assets acquired	$8,272

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

The following table summarizes the approximate estimated fair values of the assets acquired in the Peng Lai acquisition.

($ in thousands)
Property and equipment	$4,177
Intangible assets - SFDA licenses for drug batch numbers	2,917
Net assets acquired	$7,094

All of the Company’s significant operations and long lived assets are located in the PRC.

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

On June 24, 2010, the Company filed with the SEC an additional Current Report on Form 8-K to report management’s determination that the Company’s financial statements: (i) for the fiscal quarter ended March 31, 2009, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed with the SEC on May 17, 2010 (the “March 2010 Form 10-Q”); (ii) for the fiscal quarter ended June 30, 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009 (the “June 2009 Form 10-Q”); and (iii) for the fiscal quarter ended September 30, 2009, included in its Quarterly Report on Form 10-Q filed with the SEC on November 16, 2009 (the “September 2009 Form 10-Q” and, collectively with the March 2010 Form 10-Q and June 2009 Form 10-Q, the “Form 10-Qs”), should no longer be relied upon due to errors in such financial statements with respect to the accounting for the Warrants.  The Company received comments from the staff of the SEC, which led to the Company’s conclusion that the historical financial statements in the Form 10-Qs required restatement to properly record the Warrants as a derivative liability.

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

On July 23, 2010, the Company filed amendments to the 2009 Form 10-K and March 2010 Form 10-Q with the SEC, reflecting the restatement.  On August 9, 2010, the Company filed June 2010 Form 10-Q, reflecting the restatement.  The corrections to the quarterly information in the amended March 31, 2010 Form 10-Q and the June 2010 Form 10-Q had no impact on the Company’s previously reported income from operations or cash flows for the periods being restated.

This quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the three and nine months ended September 30, 2009.  The corrections to the quarterly information in this Form 10-Q had no impact on the Company’s previously reported income from operations or cash flows for the periods being restated.

The following tables ($ in thousands, except per share information) show the effects of the restatement on the Company's consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three and nine month period ended September 30, 2009:

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except per share data)

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	As Previously Recorded	As Restated	As Previously Recorded	As Restated

Change in fair value of derivative warrant liability	$-	$132	$-	$1,305

Total other income	$20	$152	$46	$1,351

Net Income Before Provision for Income Tax	$16,051	$16,182	$37,209	$38,514

Net Income	$12,459	$12,590	$29,159	$30,464

Basic Earnings Per Share	$0.75	$0.76	$1.76	$1.84

Diluted Earnings Per Share	$0.74	$0.75	$1.76	$1.83

Other Comprehensive Income
Foreign currency translation adjustment	$122	$122	$245	$245
Net Income	12,459	12,590	29,159	30,464

Comprehensive Income	$12,581	$12,712	$29,404	$30,709

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The gain resulting from the change in fair value of derivative warrant liability for the three and nine month period ended September 30, 2009 was incurred at the corporate level (a Nevada corporation).  The Company did not recognize any income tax benefits (expense) associated with the change in fair value in the three and nine months ended September 30, 2009 (see Note 14). Therefore, the restatement did not have an effect on the Company’s taxable income for the three and nine months ended September 30, 2009.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Nine Months Ended September 30, 2009
	As Previously Recorded	As Restated

Net Income	$29,159	$30,464

Change in fair value of derivative liability	-	(1,305)

Total:	$29,159	$29,159

3.           Summary of Significant Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America (“U.S.”), which are utilized in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and assumptions used by management are based on the Company’s historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ACPG, TDR, First, Tian Qing, Tianlong, Haina and Peng Lai. All significant inter-company transactions and balances were eliminated.

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). This basis of accounting differs from that used under applicable accounting requirements in the PRC. No material adjustment was required.

Certain items in the Company’s 2009 restated financial statements (see Note 2) have been reclassified to conform with the 2010 financial statements presentation.

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

The accompanying unaudited condensed consolidated  financial statements for China Sky One Medical, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

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

A significant amount of the Company’s cash and cash equivalents are held in commercial bank checking accounts in the PRC and earn interest income (annual yield of approximately 0.36% for the year ended December 31, 2009, and the nine months ended September 30, 2010). For all the bank accounts in the PRC and in the U.S., the Company earned interest income of approximately $93,000 and $69,000 for the nine months ended September 30, 2010 and 2009, respectively. Management believes it is beneficial to retain sufficient cash in checking accounts so it is readily available for working capital and general corporate purposes, and to fund potential business and asset acquisitions and other opportunities which may arise.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. As of September 30, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $56,000.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method. Inventory units are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. The Company recorded no inventory reserve position as of September 30, 2010 and December 31, 2009.

Property and equipment – Property and equipment are stated at historical cost less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated residual value of 5% of cost, or valuation for both financial and income tax reporting purposes. The estimated lengths of the useful lives of the Company’s property and equipment are as follows:

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying value exceeds the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges of property and equipment in the three or nine months ended September 30, 2010 and 2009.

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

Intangible assets – Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived assets and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other appropriate methods. The Company did not record any impairment charges in the three or nine months ended September 30, 2010 and 2009.

The Company’s intangible assets consist of proprietary technologies, SFDA licenses for drug batch numbers, and goodwill. Proprietary technologies are technologies that the Company owns. The SFDA licenses for drug batch numbers and goodwill were acquired in the business acquisitions of Tianlong, Peng Lai and Haina. The Company has registered “Kang Xi” as the Company’s trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. The Company’s cost basis in the trademark is nominal. Therefore, the Company did not have its “Kang Xi” trademark appraised, or recorded an intangible asset for it. Additionally, none of the costs associated with the trademark have been capitalized. As of September 30, 2010, the weighted average amortization period for the Company’s intangible assets is approximately 7.5 years.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivative Instruments – The Class A Warrants (“the Warrants”) issued in connection with the private placement the Company consummated on January 31, 2008 include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-05). Accordingly, effective January 1, 2009, the Company was required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. At September 30, 2010, the fair value of the Company’s derivative warrants liability was $1,716,000. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at September 30, 2010 include a term of approximately 3.4 years; volatility of 69.0% and a risk free interest rate of 0.84%. At September 30, 2009, the fair value of the Company’s derivative warrants liability was $5,323,000. Significant assumptions used at September 30, 2009 include a term of approximately 3.7 years; volatility of 67.0% and a risk free interest rate of 1.97%.  Changes in fair value of these warrants are recognized in earnings each reporting period.

Foreign Currency - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are recorded in Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of the capital contribution. All translation adjustments resulting from the translation of the financial statements into U.S. Dollars are recorded as accumulated other comprehensive income, a component of stockholders’ equity. At September 30, 2010 the exchange rate was 6.70 RMB to one U.S. dollar compared to 6.84 RMB to one U.S. dollar at December 31, 2009. For the nine months ended September 30, 2010, the average exchange rate was 6.82 RMB to one U.S. dollar compared to 6.84 RMB to one U.S. dollar for the same period of 2009.

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

The Company incurred research and development expenses of approximately $5,592,000 and $4,885,000, for the three months ended September 30, 2010 and 2009, respectively, and $15,266,000 and $10,980,000, for the nine months ended September 30, 2010 and 2009, respectively.

Advertising – The Company signs contracts with agents who then place its advertising in the mediums of television, radio and internet. Advertising expense is incurred in the period the advertisements take place. Thus, costs of advertising are expensed as incurred. Advertising costs were approximately $6,084,000 and $5,031,000 for the three months ended September 30, 2010 and 2009, respectively, and $12,480,000 and $11,245,000 for the nine months ended September 30, 2010 and 2009, respectively. An immaterial amount of the Company’s advertisement expenses were related to advertising production costs. Advertising costs are reported as part of selling expenses in the consolidated statements of operations.

Taxation – The Company uses the asset and liability method of accounting for deferred income taxes. The Company’s provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Company records liabilities for income tax contingencies based on the Company’s best estimate of the underlying exposures.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Enterprise income tax

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the Company’s income tax rate for TDR and its subsidiaries for the nine months ended September 30, 2010 and 2009:

Income Tax Rate	As of September 30,
for Subsidiaries	2010	2009
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue *

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

The Company may from time-to-time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to the Company’s financial results. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

Contributions to the pension or retirement plan are calculated at 22% of the employees’ salaries above a fixed threshold amount. The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company paid retirement benefit costs of $92,000 and $36,000 for the three months ended September 30, 2010 and 2009, respectively, and $208,000 and $126,000 for the nine months ended September 30, 2010 and 2009, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other payables approximate their fair values at September 30, 2010 and December 31, 2009 because of the relatively short-term maturity of these instruments.

Subsequent Events

The Company evaluated subsequent events through the date of filing of this Form 10-Q in accordance with the Subsequent Events Topic of the FASB Accounting Standards Codification under ASC topic 855.

Recent accounting pronouncements

The Financial Accounting Standards Board (“FASB”) has codified a single source of authoritative nongovernmental U.S. GAAP, the “Accounting Standards Codification”   (the “Codification” or “ASC”). While the Codification does not change U.S. GAAP, it introduces a new structure that is organized in an easily accessible, user-friendly on-line research system. The Codification supersedes all existing accounting standards documents. All other accounting literature not included in the Codification will be considered non-authoritative. Unless needed to clarify a point to readers, the Company will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

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

The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements. This ASU amended the guidance on subsequent events and will no longer require that an SEC filer disclose the date through which subsequent events have been evaluated. The amendment is effective for interim and annual periods ending after June 15, 2010.

4.           Revenue By Product Category and Geographic Region

For the nine months ended September 30, 2010 and 2009, overseas (non-PRC) sales were approximately $5,928,000 and $8,956,000, respectively. For the three months ended September 30, 2010 and 2009, overseas (non-PRC) sales were approximately $2,202,000 and $4,530,000, respectively.

The following table sets forth the Company’s principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the nine months ended September 30, 2010 and 2009:

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the Nine Months Ended September 30, ($ in thousands)
	# of Products	2010		# of Products	2009		Variance
Product Category		Sales	% of Sales		Sales	% of Sales
Patches	5	$24,470	23.1%	5	$30,842	30.8%	$(6,372)
Ointments	25	31,013	29.3%	18	23,563	23.5%	7,450
Sprays	16	11,772	11.1%	15	14,486	14.5%	(2,714)
Drops	10	8,569	8.1%	4	4,925	4.9%	3,644
Diagnostic Kits	3	4,446	4.2%	3	9,411	9.4%	(4,965)
Others	59	25,586	24.2%	44	17,015	16.9%	8,571
Total	118	$105,856	100.0%	89	$100,242	100.0%	$5,614

Please refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an analysis on changes in revenue by product category.

5.           Concentrations of Business and Credit Risk

Substantially all of the Company's long-lived assets and business operations are located in the PRC.

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of September 30, 2010, the Company held approximately $1,071,000 of cash and cash equivalent account balances within the U.S. and all of the deposits were within  the FDIC insurance limits. As of September 30, 2010, the Company had approximately $70,888,000 in China bank deposits, which are not insured.

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

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company does not set aside any reserves for product liability risks or other potential claims. The Company’s policy is to record losses associated with its lack of insurance coverage at such time as a realized loss is incurred. Historically, the Company has not had any material losses in connection with its lack of insurance coverage and was not party to any material pending legal proceedings as of September 30, 2010. Management’s intention is to use the Company’s working capital to fund any such losses incurred due to the Company’s exposure to inadequate insurance coverage.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

Major Customers

For the nine months ended September 30, 2010, no customer accounted for more than 10% of the Company’s total revenues. For the nine months ended September 30, 2009, Harbin Shiji Baolong and Shanxi Xintai accounted for 14% and 13% respectively of sales revenues. At September 30, 2010, no customer accounted for 10% or more of the Company’s accounts receivable. At September 30, 2009, Harbin Shiji Baolong accounted for 25% of accounts receivable. No other customers accounted for 10% or more of the Company’s total revenues or accounts receivable for the nine months ended September 30, 2010 and 2009. During the third quarter of 2010, Harbin Shiji Baolong, a domestic distributor, and Hangzhou Jiupin, an overseas sales agent, terminated their business relationships with the Company. These two customers accounted for 12% and 24% of the Company’s total revenue for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, these two customers did not account for any of the Company’s revenues. For the three months ended September 30, 2009, these two customers accounted for 22% of the Company’s total revenue. The Company expects to replace these customers with new relationships over time.

Major Suppliers

For the nine months ended September 30, 2010, Heilongjiang Kangda Medicine Company, Shenzhen Hongyuan Plastic Packaging Company, and Harbin Zhongjia Chemical Company accounted for approximately 45%, 11%, and 11% of the Company’s total inventory purchases, respectively.  For the nine months ended September 30, 2009, Heilongjiang Kangda Medicine Co. and Harbin Zhongjia Chemical Company accounted for approximately 40% and 16% respectively of the Company’s inventory purchases. No other suppliers accounted for 10% or more of the Company’s total inventory purchases for the nine months ended September 30, 2010 and 2009. The Company believes alternative local suppliers are available to meet the Company’s fulfillment needs if necessary. Therefore, the Company does not believe it is substantially dependent on any specific supplier.

6.           Earnings Per Share

The Company has applied SFAS No. 128, “Earnings Per Share” in the Company’s calculation and presentation of earnings per share - “basic” and “diluted”. Basic earnings per share are computed by dividing net earnings  available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Warrants to purchase 593,800 shares of common stock and no stock options to purchase shares of common stock were outstanding and exercisable as of September 30, 2010. Warrants to purchase 750,000 shares of common stock were exercisable and outstanding as of September 30, 2009. These common stock equivalents were included in the computation of diluted earnings per share only if the option exercise prices were less than the average market price of the Company’s common stock during these periods.

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

The following table sets forth the Company’s computation of basic and diluted net income per share for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30, ($ in thousands, except share and per share data)
	2010		2009 (restated)
Numerator:
Net income used in calculation of basic and diluted earnings per share	$8,595	*	$12,590	**

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,790,851		16,655,697
Effect of dilutive securities:
Warrants and Options	-		86,048

Weighted-average common shares used in calculation of diluted earnings per share	16,790,851		16,741,745

Net income per share:
Basic	$0.51		$0.76
Diluted	$0.51		$0.75

*  Includes a gain of $1,833 and $0.11 per share (basic and diluted) relating to the change  in fair value of  the  derivative warrant liability relating to the Class A Warrants.
** Includes a gain of $132 and $0.008 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s computation of basic and diluted net income per share for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30, ($ in thousands, except share and per share data)
	2010		2009 (restated)
Numerator:
Net income used in calculation of basic and diluted earnings per share	$33,426	*	$30,464	**

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,786,240		16,535,924
Effect of dilutive securities:
Warrants and Options	39,054		70,652

Weighted-average common shares used in calculation of diluted earnings per share	16,825,294		16,606,576

Net income per share:
Basic	$1.99		$1.84
Diluted	$1.99		$1.83

*  Includes a gain of $8,847 and $0.53 per share (basic and diluted) relating to the change  in fair value of  the  derivative warrant liability relating to the Class A Warrants.
** Includes a gain of $1,305 and $0.08 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants.

7.           Equity and Share-based Compensation

Compensation cost for all stock-based compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award.

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan, provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock. As of September 30, 2010, awards of an aggregate of 226,407 common shares have been granted pursuant to the 2006 Plan to Company’s employees and consultants.

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

Additional information relating to the Class A Warrants is provided in Note 9.

9.         Outstanding Warrants and Options

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2010:

		Weighted		Weighted
		average		average
	Shares	Exercise	Shares	Exercise
	Underlying	Price	underlying	Price
	Warrants	Warrants	Options	Options

Outstanding as of September 30, 2009	750,000	$12.50	-	$-

Exercised	-	-	-	-

Outstanding as of December 31, 2009	750,000	12.50	-	-

Exercised	(156,200)	12.50	-	-

Outstanding as of September 30, 2010	593,800	$12.50	-	$-

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

•
At anytime following the date a Registration Statement covering the Warrant Shares is declared effective, the Company will have the ability to call the Class A Warrants at a price of $0.01 per Class A Warrant, upon thirty (30) days prior written notice to the holders of the Class A Warrants, provided (i) the closing price of the Common stock exceeded $18.75 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by the Company, and (ii) the Company has attained an Adjusted EPS of at least $1.75 per share for the fiscal year ending December 31, 2008, as set forth in the Company’s audited financial statements of the Company.

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

During the nine months ended September 30, 2010, the Warrant holders exercised 156,200 warrants including 148,700 warrants exercised on a cashless basis for a total of 69,084 shares of the Company’s common stock, and 7,500 warrants exercised for cash proceeds of $93,750.

At September 30, 2010, the Company had 593,800 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants. Significant assumptions used at September 30, 2010 include a term of approximately 3.4 years; volatility of 69.0% and a risk free interest rate of 0.84%. The outstanding Class A Warrants at September 30, 2010 had a fair value of approximately $1,716,000. For the nine months ended September 30, 2010, the Company recorded income of $8,847,000 due to the change in fair value of the related derivative warrant liability. For the three months ended September 30, 2010, the Company recorded income of $1,833,000 due to the change in fair value of the related derivative warrant liability.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2009, the Company had 750,000 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants. Significant assumptions used at September 30, 2009 include a term of approximately 3.7 years; volatility of 67.0% and a risk free interest rate of 1.97%.The outstanding Class A Warrants at September 30, 2009 had a fair value of approximately $5,323,000. For the nine months ended September 30, 2009, the Company recorded income of $1,305,000 due to the change in fair value of the related derivative warrant liability. For the three months ended September 30, 2009, the Company recorded income of $132,000 due to the change in fair value of the related derivative warrant liability.

On September 29, 2010, the Company filed a Form S-3 registration statement with the SEC to register 1,004,009 issued and outstanding common shares and the 593,800 common shares underlying the Company’s outstanding Class A Warrants issued in connection with the 2008 Offering.

10.      Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of September 30, 2010 and December 31, 2009, inventories consisted of the following:

	($ in thousands)
	September 30, 2010 (Unaudited)	December 31, 2009
Raw Material	$2,176	$1,192
Work-in-Process	693	578
Finished Products	1,442	642
Total Inventories	$4,311	$2,413

Historically, the Company’s inventory is at its lowest levels at the end of each calendar year and in the first fiscal quarter. The Company draws down the Company’s inventory levels in December of each year for two main reasons. First, the Company’s customers want to receive goods prior to the holiday season.  In addition, the first calendar quarter is traditionally the Company’s slowest sales period. Since a lower volume of sales activity normally occurs during the first quarter of each calendar year, the Company believes it is prudent to avoid incurring unnecessary inventory carrying costs. At the appropriate time toward the end of the first calendar quarter of each fiscal year, the Company begins to ramp up the Company’s inventory levels to prepare for increased demand during the coming stronger selling periods. Historically, the Company signed agreements with suppliers that allow the Company to hold extra raw materials at the cost of the suppliers. As a result, the Company could minimize the Company’s own inventory carrying costs, and improve the Company’s cash management, by keeping the inventory at the minimum level required to support the short-term sales. However, due to anticipated future price increases of raw materials, in addition to overhead costs for storing such raw materials, the Company started to increase the inventory levels at the Company’s own cost from the end of 2009.

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

11.      Property and Equipment, net

As of September 30, 2010 and December 31, 2009, Property and Equipment, net, consisted of the following:

	($ in thousands)
	September 30,
	2010 (Unaudited)	December 31, 2009
Buildings and improvements	$11,326	$10,570
Machinery and equipment	5,878	5,868
Transportation equipment	979	955
Furniture and equipment	385	325
Total Property and Equipment	18,568	17,718
Less: Accumulated Depreciation	(3,063)	(2,227)
Property and Equipment, Net	$15,505	$15,491

For the nine months ended September 30, 2010 and 2009, depreciation expense totaled $776,000 and $736,000, respectively.

Depreciation expense included within Cost of Goods Sold for the nine months ended September 30, 2010 and 2009 amounted to $348,000 and $405,000, respectively.

12.      Intangible Assets, net

Intangible assets consists of proprietary technologies that the Company purchased during the Company’s normal course of business. The SFDA licenses for drug batch numbers and goodwill were acquired in connection with the Company’s business acquisitions of Tianlong and Peng Lai in 2008.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A breakdown of the Company’s intangible assets, net, by subsidiaries as of September 30, 2010 is as follows:

	Intangible Assets as of September 30, 2010, net ($ in thousands) (Unaudited)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,187	$-	$4,746	$11,071	$-	$17,004
SFDA licenses for drug batch numbers	-	-	1,627	-	4,144	5,771
Goodwill	415	361	-	-	-	776
Total	$1,602	$361	$6,373	$11,071	$4,144	$23,551

 A breakdown of the Company’s intangible assets, net by subsidiaries as of December 31, 2009 is as follows:

	Intangible Assets as of December 31, 2009, net ($ in thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,275	$-	$5,034	$11,854	$-	$18,163
SFDA licenses for drug batch numbers	-	-	1,751	-	4,441	6,192
Goodwill	406	353	-	-	-	759
Total	$1,681	$353	$6,785	$11,854	$4,441	$25,114

Historically, the Company included its proprietary technologies and SFDA licenses for drug batch numbers under the category of patents.  The Company now believe it is more accurate to categorize such intangible assets in separate categories.

As of September 30, 2010, the weighted average amortization period for the Company’s proprietary technologies and SFDA licenses for drug batch numbers is approximately 7.5 years.

Amortization expense of the Company’s intangible assets with finite lives for each of the nine months ended September 30, 2010 and 2009 was approximately $2,048,000 and $1,017,000, respectively.

13.      Taxes Payable

Taxes payable as of September 30, 2010 and December 31, 2009 consisted of the following:

	($ in thousands)
	September 30, 2010 (Unaudited)	December 31, 2009
Value Added Tax, net	$1,488	$1,291
Enterprise Income Tax	2,754	2,452
City Tax	64	43
Other Taxes and additions	51	86
Total Taxes Payable	$4,357	$3,873

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

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets force the income tax rate for TDR and its subsidiaries for the nine months ended September 30, 2010 and 2009:

	As of September 30,
Income Tax Rate	2010	2009
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue *

*
Reflects a 25% Tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 92% of revenue.

All the favorable tax rates for TDR, First, Tianlong and Peng Lai will expire by the end of fiscal year 2010. The Company plans to seek renewal of these favorable tax rates in the fourth quarter of 2010.

The Company records a full valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize the Company’s deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

As of September 30, 2010, the Company has U.S. net operating loss carryforwards of approximately $10 million which will begin to expire in 2029. Accordingly, as mentioned above, any deferred tax asset that would result from these carryforwards have been fully reserved as of September 30, 2010.

During the nine months ended September 30, 2010 and 2009, the Company’s U.S. holding companies recorded income of approximately $8,847,000 and $1,305,000 respectively related to the change in fair value of its derivative warrant liability with a full valuation allowance. Historically, the Company’s U.S. holding companies have incurred ongoing operating losses, since the U.S. holding companies do not generate any revenue. As such, Management has recorded a full valuation  allowance for its net operating loss carryforwards since Management’s position it is more like than not that the future tax benefits associated with the U.S. holding companies operating loss carryforwards will not be realized. The net operating loss carryforwards at September 30, 2010 and 2009, for tax reporting purposes, exceed the income generated from the change in fair value of the derivative warrant liability of $8,847,000 and $1,305,000 for each of the respective periods. Accordingly, management did not record any unrecognized income tax benefits due to the change in fair value of the derivative warrant liability for each of the nine months ended September 30, 2010 and 2009.

The Company’s effective tax rate was approximately 20.8% and 20.9% for the nine month ended September 30, 2010 and 2009, respectively. A reconciliation of  the statutory tax provision to the Company’s tax provision for the nine months ended September 30, 2010 and 2009 is as follows:

	($ in thousands)
	Nine Months Ended September 30, 2010
	China	U.S.	Total
Pre tax income	$34,336	$7,877	$42,213
Effective statutory tax rate	25%	34%
Provision for statutory income tax	8,584	2,678	11,262
Other (Special Entity, etc. )	203	-	203
Full valuation allowance	-	(2,678)	(2,678)
Provision for income taxes	$8,787	$-	$8,787
Effective tax rate	25.6%	-	20.8%

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pre-tax income generated by business operations in China during the nine months ended September 30, 2010 were derived from Haina’s business operations which are taxed at a rate of 25%. During the nine months ended September 30, 2010, First incurred an operating loss of approximately $4,351,000, which reduced China’s consolidated Pre Tax Income, and in turn increased China’s effective tax rate.

	($ in thousands - Restated)
	Nine Months Ended September 30, 2009
	China	U.S.	Total
Pre tax income	$37,835	$679	$38,514
Effective statutory tax rate	25%	34%
Provision for statutory income tax	9,459	230	9,689
Other (Special Entity, etc. )	(1,409)	-	(1,409)
Full valuation allowance	-	(230)	(230)
Provision for income taxes	$8,050	$-	8,050
Effective tax rate	21.3%	-	20.9%

15.      Land Use Rights and Construction in Progress

The Company considers the fact that, in the PRC, there is no land ownership but rather land use rights and it is more appropriate to allocate land use rights under a separate category and amortize land use rights based on 50 years of the land use rights, or the term of the lease. Land use rights, net, are approximately $4,610,000 and $4,586,000 at September 30, 2010 and December 31, 2009, respectively. Amortization expense for land use right were $71,000 and $43,000 for the nine months ended September 30, 2010 and 2009, respectively.

During the second quarter in 2007 TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase the land use rights for 50 years for the development of a new corporate headquarters. The Company spent approximately $9.9 million, $730,000, and $2.1 million in the years of 2009, 2008, and 2007 respectively for this construction in progress. The majority of the construction was completed in January 2010, and the Company moved into the new facilities in January 2010. There was no expenditure for construction in progress during the nine months ended September 30, 2010. Management estimates the additional cost to complete the Company’s construction in progress in 2010 shall amount to approximately $3.0 million, which should be completed within the fourth quarter of 2010.

During the second quarter of 2010, TDR submitted a bid deposit of approximately $7,335,000 to Harbin High Technology Development Zone to participate in an auction for a parcel of land of approximately 85,000 square meters in the Harbin Song Bei District High Technology Zone. The auction is set to take place during the fourth quarter of 2010. If the Company’s bid is accepted, the Company plans to build a facility for the research and development and production of the Company’s bio-engineering projects. If the Company’s bid is not accepted, the deposit will be returned to TDR.

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

The Company is not involved in any legal matters arising in the normal course of business at September 30, 2010. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which the Company might be involved in the future are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

On September 4, 2009, the SEC issued a formal order of investigation relating to certain of the Company’s accounting, record-keeping and disclosure practices. The Company has received document and testimonial subpoenas from the SEC and has complied, and intends to continue to comply, with all requests for information.

17.      Fair Value Measurements

The FASB Accounting Standards Codification Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other then quoted market prices that are observable.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

As of September 30, 2010, the Company had only financial liabilities which were measured at fair value on a recurring basis using significant Level 3 inputs. These financial liabilities as of September 30, 2010 and December 31, 2009 are classified in the table below ($ in thousands):

September 30, 2010
	Level 1:	Level 2:	Level 3:
	Quoted Prices	Significant Other	Significant	Total at
	in Active Markets	Observable	Unobservable	September
Description	for Identical Assets	Inputs	Inputs	30, 2010
Liabilities:
Derivative Class A Warrants	-	-	(1,716)	(1,716)
Total	-	-	(1,716)	(1,716)

December 31, 2009
	Level 1:	Level 2:	Level 3:
	Quoted Prices	Significant Other	Significant	Total at
	in Active Markets	Observable	Unobservable	September
Description	for Identical Assets	Inputs	Inputs	30, 2010
Liabilities:
Derivative Class A Warrants	-	-	(11,435)	(11,435)
Total	-	-	(11,435)	(11,435)

The fair value of derivative instruments is provided by the use of an independent third party valuation expert. Certain derivatives with limited marketing activity are valued using externally developed models that consider unobservable market parameters (see Note 9).

The following table provides a roll-forward reconciliation of the beginning balance at December 31, 2009 and the ending balance at September 30, 2010 of the derivative Class A Warrants liability measured at fair value using significant Level 3 inputs ($ in thousands):

Derivative Liability
Balance at December 31, 2009	(11,435)
Unrealized gains included in earnings	4,926
Settlements	873
Balance at March 31, 2010	(5,636)
Unrealized gains included in earnings	2,087
Balance at June 30, 2010	(3,549)
Unrealized gains Included in earnings	1,833
Balance at September 30, 2010	(1,716)

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

We achieved continuing growth on the sale of our own product line through our sustained efforts to expand our distribution channels and promote our products. However, during the third quarter of 2010, two of our major customers terminated their business relationships with us negatively impacting our revenues and income. We expect to replace these customers with new relationships over time.

For the nine months ended September 30, 2010, total revenues were $105,856,000, compared to $100,242,000 for the nine months ended September 30, 2009. Net income was $33,426,000, or $1.99 per share (basic and diluted) for the nine months ended September 30, 2010, compared to net income of $30,464,000, or $1.83 per share (basic and diluted) in the same period of 2009. For the three months ended September 30, 2010, total revenues were $36,193,000, compared to $43,227,000 for the three months ended September 30, 2009. Net income was $8,595,000, or $0.51 per share (basic and diluted) for the three months ended September 30, 2010, compared to net income of $12,590,000, or $0.76 per share (basic) and $0.75 per share (diluted) in the same period of 2009.

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 incorporates corrections made in response to the accounting errors described elsewhere in this Form 10-Q and restates our financial statements for the three and nine months ended September 30, 2009 (see Note 2 to the Notes to Condensed Consolidated Financial Statements). The corrections to the quarterly information in this Form 10-Q had no impact on our previously reported income from operations or cash flows for the periods being restated.

Product Line

During  the nine months ended September 30, 2010, we manufactured and marketed 118 products, compared to 89 products for the nine months ended September 30, 2009. Our manufacturing operations are conducted at our subsidiaries’ facilities located in Heilongjiang Province and Shan Dong Province in the PRC. We sell our products under five main categories:

Product Category	2010	2009
Patches	5	5
Ointments	25	18
Sprays	16	15
Drops	10	4
Diagnostic Kits	3	3
Others	59	44
Total:	118	89

            A description of our principle products, which generated a majority of our sales revenue for the nine months ended September 30, 2010 is as follows:

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

Drops Category:

Naphazoline Hydrochloride Eye Drops

Naphazoline Hydrochloride Eye Drops are recommended for the temporary relief of eye redness associated with minor irritations.  This product can comfort the eyes by lubricating them and relieving such irritations.

Lomefloxacin Hydrochloride Eye Drops

Lomefloxacin Hydrochloride Eye Drops are used for the treatment of acute and chronic bacterial conjunctivitis, marginalis, meibomian gland, dacryocystisis and keratitis.

Diagnostic Kit Category:

Cardiac Arrest Early Examination Kit

This product is used for early stage diagnosis of myocardial infarction (heart attacks).

Kidney Disease Testing Kit

The Urinate Micro Albumin Examination Testing Kit is used in connection with early stage diagnosis for primary kidney disease, hypertension and diabetes.

Other Product Category:

We include 59 of our products under the “Other” product category. No category of products or individual product within the Other product category represents 10% or more of our revenues. The Other product category includes suppositories, capsules, granules, injections, syrups, liniments, tablets and wash fluids.

Naftopidil Dispersible Tablet

This tablet is designed to treat benign enlargement of the prostate among males in their middle age.  It is effective in its treatment because its ingredients can be easily digested and absorbed by the human body.

Tinea Liniment

Tinea Liniment is an anti-fungal cream for the treatment of skin fungal infection and yeast infection.

Metronidazole and Chlorhexidine Washing Fluid

This is an anti- pathogenic bacteria fluid for the treatment of Vaginal inflammation.

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

For the nine months ended September 30, 2010, total research and development expense was approximately $15,266,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Nine Months Ended September 30, 2010
($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research

Diagnostic Kits - 12 products	$3,198	20.9%	$5,928	$2,595
Optimization Experiments for Five Products	1,653	10.8%	2,533	-
Monoclonal Antibody	1,408	9.2%	2,372	592
Endostatin	1,010	6.6%	1,449	9,000
Antrodia Cinnamomea Extract l	849	5.6%	1,236	16,000
Tumor Markers	775	5.1%	775	210
Tiopronin for Injection	644	4.2%	1,170	150
Omeprazole Sodium for Injection	686	4.5%	1,691	314
Ozagrel Sodium Injection	730	4.8%	1,322	270
Aztreonam For Injection	288	1.9%	288	650
Voriconazole for Injection	236	1.5%	236	700
Cefmetazole Sodium for Injection	229	1.5%	229	650
Breast Cancer Technology	497	3.3%	2,767	8,300
Clindamycin Phosphate for Injection	424	2.8%	833	1,000
Levofloxacin Hydrochloride Eye Drops	410	2.7%	746	500
Compound Allantoin VitaminB6-E and Aminoethylsulfonic Acid Eye Drops	354	2.3%	354	800
Glycosidic Hydroxy Eye Drops	354	2.3%	354	700
Nimesulide Granules	439	2.9%	967	800
Total	$14,184	92.9%	$25,250	$43,231

For the nine months ended September 30, 2009, total research and development expense is approximately $10,980,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Nine Months Ended September 30, 2009
($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research

Breast Cancer Technology	$1,507	13.7%	$1,507	$9,300
Monoclonal Antibody	964	8.8%	3,162	2,000
Diagnostic Kits - 6 products	2,084	19.0%	3,400	100
Change Matrix for 4 Patch Products	1,820	16.6%	1,820	-
Additional experiments to apply 5 Products to the OTC	1,403	12.8%	1,403	-
Naftopidil Dispersible tablets	124	1.1%	380	376
Sertraline Hydrochloride capsules	124	1.1%	373	376
Radix Isatidis granule and syrup	95	0.9%	377	405
Omeprazole Sodium for Injection	540	4.9%	540	1,000
Tiopronin for Injection	526	4.8%	526	800
Nimesulide Granules	512	4.7%	512	1,700
Clindamycin Phosphate for Injection	410	3.7%	410	1,800
Levofloxacin Hydrochloride Eye Drops	336	3.1%	336	1,300
Ozagrel Sodium for Injection	183	1.7%	183	1,000
Total	$10,628	96.8%	$14,929	20,157

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

Derivative liabilities - The Class A Warrants (“the Warrants”) issued in connection with the private placement we consummated on January 31, 2008 private placement include a reset provision triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Effective January 1, 2009 the reset provision of these Warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly, effective January 31, 2009, the Company is required to reclassify the Warrants at their fair value to liabilities each reporting period under ASC 815-40. At September 30, 2010, we had 593,800 Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at September 30, 2010 include a term of approximately 3.4 years; volatility of 69.0% and a risk free interest rate of 0.84%. At September 30, 2009, the Company had 750,000 Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants.  Significant assumptions used at September 30, 2009 include a term of approximately 3.7 years; volatility of 67.0% and a risk free interest rate of 1.97%. The outstanding Warrants at September 30, 2010 and 2009 had a fair value of approximately $1,716,000 and $5,323,000, respectively. Due to the change in fair value of derivative warrant liability the Company realized income of $8,847,000 and $1,305,000 for the nine months ended September 30, 2010 and 2009, respectively. Due to the change in fair value of derivative warrant liability the Company realized income of $1,833,000 and $132,000 for the three months ended September 30, 2010 and 2009, respectively.

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

Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Goodwill and intangible assets are tested periodically for impairment. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company did not record any impairment charges related to its tangible and intangible assets held during the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, the weighted average amortization period of our intangible assets approximated 7.5 years.

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

For the nine months ended September 30, 2010 and 2009, we incurred $15,266,000 and $10,980,000, respectively, in research and development expenditures. For the three months ended September 30, 2010 and 2009, we incurred $5,592,000 and $4,885,000, respectively, in research and development expenditures.

Trends and Uncertainties

In 2008, general worldwide economic conditions declined due to sequential effects of the sub-prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. However, since all of our business operations, and most of our sales, are currently conducted in the PRC, we have not been greatly affected by the economic downtown. We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific markets we serve.  If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected.

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

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers. As a result, we were able to minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales. However, due to our  forecasts for certain cost increases of raw materials and the overhead costs for storing such raw materials in fiscal 2010, we began to increase our inventory levels toward the second half of 2009. We expect this practice to continue for the foreseeable future.

During the third quarter of 2010, Harbin Shiji Baolong, a domestic distributor, and Hangzhou Jiupin, and overseas sales agent, terminated their business relationship with us. These two customers accounted for an aggregate of 12% and 24% of our total revenue for the nine months ended September 30, 2010 and 2009, respectively. These two customers did not account for any of our revenues during the three months ended September 30, 2010. For the three months ended September 30, 2009, these two customers accounted for an aggregate of 22% of our total revenue. We expect to replace these customers with new relationships over time and that our revenues and income will be negatively impacted by this disruption to our distribution channels at least through the end of 2010. We also expect to incur higher selling and marketing costs through the end of 2010 in connection with developing new customer relationships.

Historically, our Slim Patch products have been one of our best selling products both domestically and outside of the PRC. Beginning in the fourth quarter of 2009, China domestic sales of Slim Patch products began to decline. The regulations and restrictions launched at that time by the Chinese government prohibiting television advertisement of  weight loss products in the PRC have negatively impacted the Slim Patch distribution channel in the PRC. The revenue generated from the China domestic market of Slim Patch products was $4,193,000 and $9,879,000 for the nine months ended September 30, 2010 and 2009, respectively. In addition, following Hangzhou Jiupin’s termination of its business relationship with us, our overseas sales of Slim Patch products also decreased.  Revenues generated from the Slim Patch overseas sales were $5,928,000 and $8,956,000 for the nine months ended September 30, 2010 and 2009, respectively. We expect sales of our Slim Patch products in the PRC to remain lower for the foreseeable future due to the Chinese government’s restrictions, and to remain lower overseas until we are able to locate a new overseas sales agent to handle sales in the affected or new markets.

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

Results of Operations

Restatement of Financial Statements

As discussed in Note 2 to the Financial Statements, we have restated our financial statements for the three and nine month periods ended September 30, 2009.

For the three months ended September 30, 2010 and 2009

Revenue, Cost of Goods Sold, Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the three months ended September 30, 2010 and 2009:

	For the Three Months Ended
	September 30,
	($ in thousands)
	2010	2009	Variance
Revenues	$36,193	$43,227	$(7,034)
Cost of Goods Sold	9,796	10,897	(1,101)
Gross Profit	$26,397	$32,330	$(5,933)
Gross Profit Margin	72.9%	74.8%	1.9%

For the three months ended September 30, 2010, total revenues decreased by approximately $7,034,000, or 16.3%, as compared to the same period of 2009. The decrease is primarily due to weaker sales from products in our Patches, Sprays and Diagnostic Kits product categories, due in part to the termination of two major customer relationships during the third quarter of 2010 (see “Sales by Product Line” below).

Cost of goods sold decreased by $1,101,000, or 10.1%, compared to the same period in the prior year. The lower cost of goods sold is principally attributable to our lower sales volume. However, the ratio of cost of goods sold to revenues increased to 27.1%, compared to 25.2% in the prior year, due to inflation and unforeseen natural disasters which caused an increase in the price of raw materials we use to produce certain of our products, including Honey Suckle Flower and Notoginseng. For the remainder of fiscal year 2010, we anticipate price increases of certain raw materials due to inflation, and the overhead costs for storing raw materials, that will result in the increase of our cost of goods sold.

Our sales and marketing strategy is to promote certain of our products which have less market competition by coordinating with reputable distributors who have extensive market channels. However, these distributors seek lower sales prices which will have a negative impact on our overall gross product margins.

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the three months ended September 30, 2010 and 2009:

For the Three Months Ended September 30, ($ in thousands)
	2010				2009			Variance
Product Category	# of Products		Sales	% of Sales	# of Products	Sales	% of Sales
Patches	5		$6,529	18.0%	5	$11,783	27.3%	$(5,254)
Ointments	24		11,602	32.1%	18	10,823	25.0%	779
Sprays	15		3,645	10.1%	15	6,775	15.7%	(3,130)
Drops	10		3,877	10.7%	4	3,074	7.1%	803
Diagnostic Kits	3		661	1.8%	3	2,623	6.1%	(1,962)
Others	58		9,879	27.3%	44	8,149	18.8%	1,730
Total	115	*	$36,193	100.0%	89	$43,227	100.0%	$(7,034)

 * We discontinued sales of 3 products during the third quarter of 2010 due to their low sales volume (one each from our Ointments, Sprays and Others categories).

We marketed 115 products during the three months ended September 30, 2010, compared with 89 products during the three months ended September 30, 2009. The Company’s total revenue decreased by $7,034,000, or 16.3%, as compared to the same period of 2009. The revenue decrease is primarily due to the decreased sales from our Patch, Spray and Diagnostic Kits product categories.

For the three months ended September 30, 2010, revenues from Patch products decreased by $5,254,000, or 44.6%, as compared to the same period of 2009. The decrease is primarily due to the decreased sales of our Slim Patch products both within China and the overseas. Beginning in the fourth quarter of 2009, Chinese domestic sales of our Slim Patch products began to decline. The regulations and restrictions launched at that time by the Chinese government prohibiting television advertisement of  weight loss products in the PRC have negatively impacted the Slim Patch distribution channel. The revenue generated from the China domestic market of our Slim Patch products was $1,571,000 and $2,761,000 for the three months ended September 30, 2010 and 2009, respectively. Sales of the Slim Patch products also accounted for all of our overseas sales during the three months ended September 30, 2009 and 2010. Our overseas sales are realized through Chinese domestic agents whom are appointed by overseas importers. During the third quarter of 2010, Hangzhou Jiupin, an overseas sales agent, terminated its business relationship with us which had a negative impact to the overseas sales of our Slim Patch products. The revenue generated from overseas market of Slim Patch products was $2,202,000 and $4,530,000 for the three months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010, revenues from Pain Relief Patch products decreased by $1,361,000, or 70.5%, as compared to the same period of 2009. The decrease is primarily due to the termination by Hangzhou Jiupin during the third quarter of 2010. Management is currently seeking a new overseas sales agent to replace this customer.

For the three months ended September 30, 2010, revenues from Ointments increased by $779,000, or 7.2%, as compared to the same period of 2009. The increase is primarily due to the  increased sales from our Compound Camphor Cream. Revenue generated from Compound Camphor Cream was $6,183,000 and $5,484,000 for the three months ended September 30, 2010 and 2009, respectively. This increase is primarily due to our continued efforts to promote and advertise this product during the third quarter of 2010. There are additional 7 new Ointment products launched during the three months ended September 30, 2010 as compared to the same period of 2009. Revenue generated from these 7 new Ointment products was $655,000 for the three months ended September 30, 2010.

For the three months ended September 30, 2010, revenue generated from our Spray products decreased by $3,130,000, or 46.2%, as compared to the same period of 2009, primarily due to the decreased sales of our Stomatitis spray, FuShuang Spray, JiaoShuang Spray, and JieYin Spray. The revenue decrease is primarily due to the termination of our business relationship with Harbin Shiji Baolong during the third quarter of 2010. Management is currently seeking new domestic distributors to replace this customer.

For the three months ended September 30, 2010, revenue from our Drops products increased by $803,000, or 26.1%, as compared to the same period of 2009, primarily due to $532,000 of sales of the 6 Drops products we introduced during the three months ended September 30, 2010.

For the three months ended September 30, 2010, revenue generated from our Diagnostic Kits decreased by $1,962,000, or 74.8%, as compared to the same period of 2009, primarily due to decreased sales of our Cardiac Arrest Early Examination Kits which was promoted by Harbin Shiji Baolong, a distributor which terminated its business relationship with us. Revenue generated from Cardiac Arrest Early Examination Kits was $206,000 and $2,165,000 for the three months ended September 30, 2010 and 2009, respectively. Management is currently seeking a replacement for this distributor.

For the three months ended September 30, 2010, revenues from our Other products category increased by $1,730,000, or 21.2%, as compared to the same period of 2009. The revenue increase is primarily due to the increases sales of our Metronidazole and Chlorhexidine Washing Fluid, as well as sales of the additional 14 products we introduced during the three months ended September 30, 2010. The revenue generated from the Metronidazole and Chlorhexidine Washing Fluid increased by $425,000 as compared to the same period of 2009. The sales increase from the Metronidazole and Chlorhexidine Washing Fluid is primarily due to sales to a new distributor we engaged in the second quarter of 2010. The revenue generated from the additional 14 products was $1,482,000 for the three months ended September 30, 2010.

Operating Expenses

The following table summarizes the changes in our operating expenses for the three months ended September 30, 2010 and 2009:

For the Three Months Ended September 30, ($ in thousands)
Operating Expenses	2010	2009	Variance
Selling expense	$9,673	$9,944	(2.7)%
General and administrative expense	798	1,024	(22.1)%
Depreciation and amortization	879	447	96.6%
Research and development	5,592	4,885	14.5%
Total operating expenses	16,942	16,300	3.9%
Total revenue	$36,193	$43,227	(16.3)%
% of operating expenses to revenue	46.8%	37.7%	9.1%

For the three months ended September 30, 2010, selling expense decreased compared to the same period of 2009, primarily due to our decreased sales volume. For the three months ended September 30, 2010, our advertising costs increased by $1,053,000, or 20.9% as compared to the same period of 2009.

General and administrative expense for the three months ended September 30, 2010 decreased by 22.1% compared to the same period in the prior year, primarily due to the decreased sales volume and a decrease in our professional fees.

Depreciation and amortization expense amounted to $879,000 compared to $447,000 for the three months ended September 30, 2010 and 2009, respectively. This increase of $432,000 was primarily due to the amortization expense of our proprietary technologies, Antroquinonol and Small RNAs Technology, that we acquired during the fourth quarter of 2009. These two proprietary technologies were acquired for approximately $10,969,000 and are being amortized over an estimated useful life of 10 years.

For the three months ended September 30, 2010, total research and development expense was approximately $5,592,000 as compared to $4,885,000 for the same period in 2009. Refer to detailed analysis of research and development expenses for a table of costs by project.

The major research and development projects that accounted for the majority of our total research and development expense are as follows:

Major Research and Development Expense during the Three Months Ended September 30, 2010
($ in thousands)
Projects	Expense	% of total R&D
Monoclonal Antibody	$1,408	25.2%
Diagnostic Kits - 4 products	1,305	23.3%
Omeprazole Sodium for Injection	686	12.3%
Ozagrel Sodium Injection	730	13.1%
Aztreonam For Injection	288	5.2%
Voriconazole for Injection	236	4.2%
Cefmetazole Sodium for Injection	229	4.1%
Compound Allantoin VitaminB6-E and Aminoethylsulfonic Acid Eye Drops	354	6.3%
Glycosidic Hydroxy Eye Drops	354	6.3%
Total	$5,590	99.9%

For the three months ended September 30, 2009, total research and development expense is approximately $4,885,000. The major research and development projects that accounted for the majority of our total research and development expense is listed are as follows:

Major Research and Development Expense During the Three Months
Ended September 30, 2009
($ in thousands)
Projects	Expense	% of total R&D
Additional experiments to apply 5 Products to the OTC	$1,403	28.7%
Diagnostic Kits - 3 products	1,228	25.1%
Change Matrix for 4 Patch Products	1,820	37.3%
Naftopidil Dispersible tablets	124	2.5%
Sertraline Hydrochloride capsules	124	2.5%
Radix Isatidis granule and syrup	95	1.9%
Total	$4,794	98.1%

Other Income

For the three months ended September 30, 2010 and 2009, we recorded unrealized gains of $1,833,000 and $132,000 (restated), respectively, due to changes in fair value of our derivative warrant liability resulting from the decreases in the estimated fair value of the warrants issued in our January 2008 private placement (as described in Note 8 to the Notes to the financial statements appearing elsewhere in this report).

For the nine months ended September 30, 2010 and 2009

Revenue, Cost of Goods Sold, Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended
	September 30,
	($ in thousands)
	2010	2009	Variance
Revenues	$105,856	$100,242	5.6%
Cost of Goods Sold	28,287	24,690	14.6%
Gross Profit	$77,569	$75,552	2.7%
Gross Profit Margin	73.3%	75.4%	(2.1)%

For the nine months ended September 30, 2010, total revenues increased by approximately $5,614,000, or 5.6%, as compared to the same period of 2009. The revenue increase is primarily due to the strong sales from Ointment, Drops and Others product categories. The positive variance is partially offset by the decreased revenue from the sales of our  Patch and Diagnostic Kits categories , due in part to the termination of two major customer relationships during the third quarter of 2010 (see “Sales by Product Line” below).

Cost of goods sold increased by $3,597,000, or 14.6%, compared to the same period of the prior year. The higher cost of goods sold is principally attributable to our higher sales volume. However, the ratio of cost of goods sold to revenues increased to 26.7%, compared to 24.6% in the prior year, due to inflation and unforeseen natural disasters which caused an increase in the price of raw materials we use to produce certain of our products, including Honey Suckle Flower and Notoginseng. For the remainder of fiscal year 2010, we anticipate price increases of certain raw materials due to inflation, and the overhead costs for storing such raw materials, that will result in the increase of our cost of goods sold.

Our sales and marketing strategy is to promote certain of our products which have less market competition by coordinating with reputable distributors who have extensive market channels and will resell these products at lower margins. We expect these factors will continue to have a negative impact on our overall gross product margins.

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the nine months ended September 30, 2010 and 2009:

For the Nine Months Ended September 30,
($ in thousands)
	# of Products	2010		# of Products	2009		Variance
Product Category		Sales	% of Sales		Sales	% of Sales
Patches	5	$24,470	23.1%	5	$30,842	30.8%	$(6,372)
Ointments	25	31,013	29.3%	18	23,563	23.5%	7,450
Sprays	16	11,772	11.1%	15	14,486	14.5%	(2,714)
Drops	10	8,569	8.1%	4	4,925	4.9%	3,644
Diagnostic Kits	3	4,446	4.2%	3	9,411	9.4%	(4,965)
Others	59	25,586	24.2%	44	17,015	16.9%	8,571
Total	118	$105,856	100.0%	89	$100,242	100.0%	$5,614

We marketed 118 products during the nine months ended September 30, 2010, compared to 89 products during the nine months ended September 30, 2009. The Company’s total revenue increased by $5,614,000, or 5.6%, as compared to the same period of 2009. The increase is primarily due to the strong sales from our Ointment, Drops and Others product categories, which was partially offset by the decreased sales generated from our Patches, Spray and Diagnostic Kits.

For the nine months ended September 30, 2010, revenues from Patch products decreased by $6,372,000, or 20.7%, as compared to the same period of 2009. The decrease is primarily due to the decreased sales of our Slim Patch products both within China and overseas. From the fourth quarter of 2009, China domestic sales of Slim Patch products began to decline. The regulations and restrictions launched at that time by the Chinese government prohibiting television advertisement of  weight loss products in the PRC have negatively impacted the Slim Patch distribution channel in the PRC. The revenue generated from the China domestic market of Slim Patch products was $4,193,000 and $9,879,000 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in overseas sales of our Slim Patch products was primarily due to the termination by Hangzhou Jiupin, a key overseas sales agent, of its business relationship with us during the third quarter of 2010. Revenues generated from the Slim Patch overseas sales were $5,928,000 and $8,956,000 for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, revenues from Anti-Hypertension Patch increased by $1,580,000 or 42.9% as compared to the same period of 2009. The increase is primarily due to the strong revenue generated during the six months ended June 30, 2010. For the three months ended September, 2010, revenue from sales of our Anti-Hypertension Patch decreased by $350,000, or 15.3% as compared to the same period of 2009.

For the nine months ended September 30, 2010, revenues from Ointments increased by $7,450,000, or 31.6%, as compared to the same period of 2009. The increase was primarily due to the  increased sales from our Compound Camphor Cream and additional 7 new Ointment products launched during the nine months ended September 30, 2010 as compared to the same period of 2009. Revenue generated from Compound Camphor Cream was $15,314,000 and $10,203,000 for the nine months ended September 30, 2010 and 2009, respectively. This increase is primarily due to our continued efforts to promote and advertise this product. Revenue generated from the 7 new Ointment products was $781,000 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, revenue generated from our Spray products decreased by $2,714,000, or 18.7%, as compared to the same period of 2009, primarily due to the decreased sales of our FuShuang Spray, JiaoShuang Spray, and JieYin Spray. The revenue decrease is primarily due to the termination of business relationship by Harbin Shiji Baolong during the third quarter of 2010. Management is currently seeking new channel distributors to replace this relationship.

For the nine months ended September 30, 2010, revenues from our Drops products increased by $3,644,000, or 74.0%, as compared to the same period of 2009, primarily due to the increase sales of our Naphazoline Hydrochloride Eye Drops and an additional 6 Drops products launched during the nine months ended September 30, 2010. Revenue generated from Naphazoline Hydrochloride Eye Drops was $5,569,000 and $3,118,000 for the nine months ended September 30, 2010 and 2009, respectively. The increase is primarily due to the strong sales revenue generated during the first six months of 2010. For the three months ended September 30, 2010, revenue from Naphazoline Hydrochloride Eye Drops increased by $156,000, or 6.9% as compared to the same period of 2009. Revenue generated from the additional 6 new Drops products was $776,000 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, revenue generated from our Diagnostic Kits decreased by $4,965,000, or 52.8%, as compared to the same period of 2009, primarily due to decreased sales of our Cardiac Arrest Early Examination Kits which was promoted by Harbin Shiji Baolong, a domestic distributor, which terminated its business relationship with us during the third quarter of 2010. Revenue generated from Cardiac Arrest Early Examination Kits was $2,637,000 and $7,468,000 for the nine months ended September 30, 2010 and 2009, respectively. Management is currently seeking a new channel distributor to replace Harbin Shiji Baolong.

For the nine months ended September 30, 2010, revenues from our Other products category increased by $8,571,000, or 50.4%, as compared to the same period of 2009. The revenue increase is primarily due to the sales increase of our Metronidazole and Chlorhexidine Washing Fluid, as well as of 14 additional products we introduced during the nine months ended September 30, 2010. Revenue generated from the Metronidazole and Chlorhexidine Washing Fluid increased by 194.8%, or $1,242,000 as compared to the same period of 2009, primarily due to sales to a new distributor we engaged in the second quarter of 2010. Revenue generated from the additional 14 products was $2,235,000 for the nine months ended September 30, 2010.

Operating Expenses

The following table summarizes the changes in our operating expenses for the nine months ended September 30, 2010 and 2009:

For the Nine Months Ended September 30,
($ in thousands)
Operating Expenses	2010	2009	Variance
Selling expense	$23,567	$23,707	(0.6)%
General and administrative expense	2,911	2,354	23.7%
Depreciation and amortization	2,547	1,348	88.9%
Research and development	15,266	10,980	39.0%
Total operating expenses	44,291	38,389	15.4%
Total revenue	$105,856	$100,242	5.6%
% of operating expenses to revenue	41.8%	38.3%	3.5%

For the nine months ended September 30, 2010, selling expense remained constant with the same period of 2009, primarily due to the increased advertisement expense and partially offset by the decreased cost associated with transferring of certain logistic expenses to our distributors. For the nine months ended September 2010, advertising costs increased by 1,235,000, or 11.0% as compared to the same period of 2009.

General and administrative expense for the nine months ended September 30, 2010 increased by 23.7% compared to the same period of the prior year, primarily due to increased sales volume and our increased professional fees.

Depreciation and amortization expense amounted to $2,547,000 compared to $1,348,000 for the nine months ended September 30, 2010  and  2009, respectively. This increase of $1,199,000 is primarily due to the amortization expense of our proprietary technologies, Antroquinonol and Small RNAs Technology, that we acquired during the fourth quarter of 2009. These two proprietary technologies were acquired for approximately $10,969,000 and are being amortized over an estimated useful life of 10 years.

For the nine months ended September 30, 2010, total research and development expense was approximately $15,266,000. The major research and development projects that accounted for the majority of our total research and development expense are as follows:

Major Research and Development Expenses during the Nine Months Ended September 30, 2010
($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Diagnostic Kits - 12 products	$3,198	20.9%	$5,928	$2,595
Optimization Experiments for Five Products	1,653	10.8%	2,533	-
Monoclonal Antibody	1,408	9.2%	2,372	592
Endostatin	1,010	6.6%	1,449	9,000
Antrodia Cinnamomea Extract l	849	5.6%	1,236	16,000
Tumor Markers	775	5.1%	775	210
Tiopronin for Injection	644	4.2%	1,170	150
Omeprazole Sodium for Injection	686	4.5%	1,691	314
Ozagrel Sodium Injection	730	4.8%	1,322	270
Aztreonam For Injection	288	1.9%	288	650
Voriconazole for Injection	236	1.5%	236	700
Cefmetazole Sodium for Injection	229	1.5%	229	650
Breast Cancer Technology	497	3.3%	2,767	8,300
Clindamycin Phosphate for Injection	424	2.8%	833	1,000
Levofloxacin Hydrochloride Eye Drops	410	2.7%	746	500
Compound Allantoin VitaminB6-E and Aminoethylsulfonic Acid Eye Drops	354	2.3%	354	800
Glycosidic Hydroxy Eye Drops	354	2.3%	354	700
Nimesulide Granules	439	2.9%	967	800
Total	$14,184	92.9%	$25,250	$43,231

For the nine months ended September 30, 2009, total research and development expense was approximately $10,980,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Nine Months Ended September 30, 2009
($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research

Breast Cancer Technology	$1,507	13.7%	$1,507	$9,300
Monoclonal Antibody	964	8.8%	3,162	2,000
Diagnostic Kits - 6 products	2,084	19.0%	3,400	100
Change Matrix for 4 Patch Products	1,820	16.6%	1,820	-
Additional experiments to apply 5 Products to the OTC	1,403	12.8%	1,403	-
Naftopidil Dispersible tablets	124	1.1%	380	376
Sertraline Hydrochloride capsules	124	1.1%	373	376
Radix Isatidis granule and syrup	95	0.9%	377	405
Omeprazole Sodium for Injection	540	4.9%	540	1,000
Tiopronin for Injection	526	4.8%	526	800
Nimesulide Granules	512	4.7%	512	1,700
Clindamycin Phosphate for Injection	410	3.7%	410	1,800
Levofloxacin Hydrochloride Eye Drops	336	3.1%	336	1,300
Ozagrel Sodium for Injection	183	1.7%	183	1,000
Total	$10,628	96.8%	$14,929	20,157

Other Income

For the nine months ended September 30, 2010 and 2009, we recorded unrealized gains of $8,847,000 and $1,305,000 (restated), respectively, due to changes in fair value of our  derivative warrant liability resulting from decreases in the fair value of the warrants issued in our January 2008 private placement (as described in Note 8 to the Notes to the financial statements appearing elsewhere in this report).

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of September 30, 2010 and 2009:

	As of September 30,
	($ in thousands, except
	ratio and days)
	2010	2009 (restated)
Cash and cash equivalents	$71,971	$56,303
Current ratio	8.8	5.1
Quick ratio	8.4	4.5

Average accounts receivable turnover days	55.7	45.2
Average inventory turnover days	35.7	17.3
Working capital	$88,037	$73,741
Inventories	$4,311	$3,099

Cash provided by (used in):
Operating activities	$25,559	$25,932
Investing activities	$(7,822)	$(10,049)
Financing activities	$94	$29

As of September 30, 2010, cash and cash equivalents were approximately $71,971,000 as compared to $56,303,000 at September 30, 2009.

We had working capital at September 30, 2010 of approximately $88,037,000, compared to $73,741,000 at September 30, 2009 (restated). Our increase in working capital in 2010 was primarily due to the increased cash flows generated from our operating activities, offset in part by cash used in investing activities. We consider current working capital and borrowing capabilities are adequate to cover our current operating and capital requirements in the near future.

Cash flows provided by operating activities was approximately $25,559,000 for the nine months ended September 30, 2010. Our cash flows from operating activities resulted from net income of $33,426,000 (including a non-cash gain of $8,847,000 from the change in fair value of our warrant derivative liability), further increased by depreciation and amortization of $2,895,000, partially offset by accounts receivable of $1,363,000 and inventories of $1,816,000.

Cash flows used in investing activities was approximately $7,822,000 for the nine months ended September 30, 2010 compared to $10,049,000 in the same period of 2009. Cash flows used in investing activities in 2010 were primarily related to a bid deposit of approximately $7,335,000 we submitted to Harbin High Technology Development Zone to participate in an auction to a parcel of land of approximately 85,000 square meters in the Harbin Song Bei District High Technology Zone.  Cash flows used in investing activities in 2009 were primarily related to the construction costs of our new corporate headquarters in Harbin Song Bei District.

Cash flows provided from financing activities was approximately $94,000 for the nine months ended September 30, 2010 compared to approximately $29,000 for the same period in 2009. Cash flows provided from financing activities in 2010 and 2009 were primarily related to warrants exercised for cash by certain warrant holders of ours.

In January 2010, we completed the construction of two office buildings and moved into these new facilities. It is anticipated that residual work, including road construction,  fire control equipment, amenity improvement, and final acceptance, will be completed on these facilities during the fourth quarter of 2010, at an additional cost of approximately $3.0 million.

Our current ratio was 8.8 at September 30, 2010 compared to 5.1 at September 30, 2009 and the quick ratio was 8.4 at September 30, 2010 compared to 4.5 at September 30, 2009. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

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

Our average daily sales, average accounts receivable, and accounts receivable turnover days for each of the nine months ended September 30, 2010 and 2009 were as follows:

Nine Months Ended September 30,	Average Daily Sales ($ in thousands)	Average A/R ($ in thousands)	Turnover Days
2010	$387	$21,546	55.7
2009	$366	$16,525	45.2

Account receivable turnover days increased to 55.7 in the nine months ended September 30, 2010 comparing to 45.2 in the same period of 2009. The increase is primarily due to the average account receivable increase outpaced the increase of average daily sales. Accounts receivable collections are generally slower during the fourth fiscal quarter and the first fiscal quarter, partly due to the Chinese public holidays within that period (about three weeks in total). During the second and third quarter of each year, due to stronger sales volume, the product turnover rate at our distributors and agents is higher, resulting in their shorter accounts payable periods.

Our inventory turnover days for the nine months ended September 30, 2010 and 2009 calculated by using average daily costs of goods sold and average inventory for each quarter were as follows:

Nine Months Ended September 30,	Average Daily COGS ($ in thousands)	Average Inventory ($ in thousands)	Turnover Days
2010	$104	$3,715	35.7
2009	$90	$1,558	17.3

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers. As a result, we could minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales. However, due to the forecast of certain cost increases of raw materials in 2010, management began to increase the inventory levels toward the second half of 2009. The inventory turnover days increased to 35.7 days for the nine months ended September 30, 2010 compared to 17.3 days in the same period of 2009. This increase is primarily due to the increased inventory level by the end of fiscal year 2009 to support our expected sales growth.

Contractual Obligations and Commercial Commitments

As of September 30, 2010, we have commitments and contractual obligations as follows:

In January 2010, we completed the construction of two office buildings and moved into the new facilities located in Song Bei District of Harbin city, PRC. It is anticipated that residual work, including road construction, fire control equipment, amenity improvement, and final acceptance, will be completed on these facilities during the fourth quarter of 2010, at an additional cost of approximately $3.0 million.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, and other long term liabilities reflected on our balance sheet under GAAP.

Currency Exchange Fluctuations

All of our revenue and majority of the expenses during the nine months ended September 30, 2010 were denominated primarily in RMB, the currency of China, and were converted into U.S. dollars at the exchange rate of 6.81640 RMB to 1 U.S. Dollar at September 30, 2010 from 6.84251 RMB to 1 U.S. Dollar at September 30, 2009. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

As of September 30, 2010, we do not invest or trade market risk sensitive instrument or have any debt subject to interest rate fluctuations.

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

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earned an annual interest income yield of approximately 0.36% for the nine months ended September 30, 2010. For all the bank accounts in the PRC, we earned interest income of approximately $93,000 and $69,000 for the nine months ended September 30, 2010 and 2009, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures (Revised)

Our management, with the participation of our chief executive officer (principal executive officer) and chief accounting officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.

We received comments from the SEC which, for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, under Item 9A. “Management’s Annual Report on Internal Control over Financial Reporting,” led our management to determine that restatements were required for our financial statements for the three month periods ended March 31, 2009, June 30, 2009 and September 30, 2009. As a result of the foregoing and additional comments received from the SEC, on June 18, 2010, management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions. This weakness was a result of our incorrect interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity”, and incorrect conclusion regarding its application, which required the restatement of our financial statements as of and for the three months ended March 31, 2009, June 30, 2009, and September 30, 2009.

As result of our remediation of the material weakness identified with respect to our reporting of non-routine complex transactions, our chief executive officer and principle accounting officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our chief executive officer and principle accounting officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2010, to remediate the weakness in our disclosure controls and procedures, we hired third party consultants to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any such complex non-routine transactions. These are the only changes which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 4, 2009, the SEC issued a formal order of investigation relating to certain of our accounting, record-keeping and disclosure practices.  At such time, we received document and testimonial subpoenas from the SEC and have complied with those requests for information.  In September 2010, we received a supplemental document subpoena from the SEC.  To date, we have produced documents and remain in the process of evaluating the supplemental request and whether additional productions are appropriate.

Item 1A.  Risk Factors.

We are dependent on a limited number of customers for a significant portion of our revenues and accounts receivable and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our revenue.  For the nine months ended September 30, 2010, no customer accounted for more than 10% of the Company’s total revenues. For the nine months ended September 30, 2009, Harbin Shiji Baolong and Shanxi Xintai accounted for 14% and 13% respectively of sales revenues.  Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if any such customer stops purchasing our products.  During the third quarter of 2010, two of our largest customers terminated their business relationships with us.  As a result, we expect declines in our revenues and income for the remainder of 2010, consistent with those experienced in the three month period ended September 30, 2010.  If we are unable to replace these customers our results of operations will be materially adversely affected.

We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business.  If we fail to sell our products to our other large customers in any particular period, or if other large customers purchase fewer of our products, defer orders or fail to place additional orders with us, or if we fail to develop additional major customers, our revenue would likely decline and our results of operations would be adversely affected.

In addition, our accounts receivable are concentrated among a small number of our customers.  At September 30, 2010, no customer accounted for 10% or more of the Company’s accounts receivable. At September 30, 2009, Harbin Shiji Baolong accounted for 25% of accounts receivable. If any our customers fail to pay us on a timely basis, or do not pay us at all, our business, cash flow, financial condition and results of operations may be materially and adversely affected.

We are the subject of a formal SEC order of investigation which, if not favorably resolved, could have material adverse consequences to us.

On September 4, 2009, the SEC issued a formal order of investigation relating to, among other things, certain of our accounting, record-keeping and disclosure practices.  At such time, we received document and testimonial subpoenas from the SEC and have complied with those requests for information.  In September 2010, we received a supplemental document subpoena from the SEC.  To date, we have produced documents and remain in the process of evaluating the supplemental request and whether additional productions are appropriate.  We cannot assure you that we will be able to resolve this investigation favorably, or that we will not be materially adversely effected by this investigation  or its outcome.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three month period ended September 30, 2010, we did not engage in any unregistered sales of equity securities.

Item 3.  Defaults Upon Senior Securities.

In the three month period ended September 30, 2010, we did not default upon any senior securities.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial and Accounting Officer)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Dated: November 8, 2010	By:	/s/ Liu Yan-qing
Liu Yan-qing
Chairman, Chief Executive Officer and President

Dated: November 8, 2010	By:	/s/ Zhang Yu-kun
Zhang Yu-kun
Chief Accounting Officer