Form 10-K
period 2010-12-31
CHINA SKY ONE MEDICAL, INC.
filed 2011-03-14
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to ______________________________

Commission file number:	001-34080

CHINA SKY ONE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0430322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 2158, North Xiang An Road, Song Bei District, Harbin, People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	86-451-87032617 (China)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable

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
Yes ☐     No ☒

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $114,234,863, based on the last closing price of $11.24 per share, as quoted on the Nasdaq Global Market.

As of March 1, 2011, the registrant had 16,940,539 shares of common stock issued and outstanding.

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

Recently, our overseas sales revenues have decreased, due primarily to the loss of a key overseas sales agent. However, we are seeking to increase our worldwide sales efforts by contracting with qualified, reputable overseas sales agents.

In December 2010, our subsidiary, Harbin Tian Di Ren Medical Science and Technology Company, a company organized under the laws of the PRC (“TDR”), entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forest land in the Xiao Xing'an Mountain region for a period of 30 years. The land, located at a national park in Heilongjiang Province, meets Good Agriculture Practice ("GAP") standards for production of TCM raw materials. We intend that TCM herb raw materials produced on this land will be both utilized in our own products and sold to third parties. We believe that this arrangement will provide our TCM business a hedge against fluctuations in raw material prices and create new revenue streams for us. We plan to evaluate the land in the second quarter of 2011, after which we will develop a strategic plan for its use.

Corporate History

We are a Nevada corporation formed on February 7, 1986, formerly known as Comet Technologies, Inc.  On July 26, 2006, after our acquisition of a China-based nutritional supplements business, we changed our name to “China Sky One Medical, Inc.”  We are a holding company doing business through American California Pharmaceutical Group, Inc., a California corporation (“ACPG”), our non-operating United States (“U.S.”) holding company subsidiary, and ACPG’s direct and indirect subsidiaries located in the PRC.

ACPG was incorporated on December 16, 2003, under the name “QQ Group, Inc.”  QQ Group changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the stock exchange transactions with our predecessor filer (then known as “Comet Technologies, Inc.”) and TDR, as further described below.  On December 8, 2005, ACPG completed a stock exchange transaction with TDR and TDR’s subsidiaries, each of which was a fully operating company in the PRC.  In connection with this transaction, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries.

Thereafter, on May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with our shareholders.  The transaction was consummated on May 30, 2006.  As a result of this transaction, we issued a total of 10,193,377 shares of our common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG.  As a result, ACPG became our wholly-owned subsidiary.

TDR was originally formed in 1994 and its principal executive office is located in Harbin City, Heilongjiang Province, PRC.  On December 29, 2000, TDR was reorganized and incorporated as a limited liability company under the “Corporation Laws and Regulations” of the PRC.  At the time of TDR’s acquisition by ACPG, in December of 2005, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited (“First”) and Kangxi Medical Care Product Factory (“Kangxi”).  In July, 2006, First and Kangxi merged, with First continuing as the surviving subsidiary of TDR.

As of October 16, 2006, we organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR (“Tian Qing”), to conduct research and development in the areas of tissue and stem cell banks, which is described in further detail below.  As of December 31, 2010, Tian Qing had no significant operating activities.

On April 3, 2008, TDR completed its acquisition of Heilongjiang Tianlong Pharmaceutical, Inc., a company organized under the laws of the PRC (“Tianlong”), that had a variety of medicines approved  by the PRC’s State Food and Drug Administration (the “SFDA”) and new medicine applications, and which was in the business of manufacturing external-use pharmaceuticals.  TDR had previously acquired the Beijing sales office of Tianlong in mid-2006.  In connection with this transaction, TDR acquired 100% of the issued and outstanding capital stock of Tianlong from its sole stockholder, in consideration for an aggregate purchase price of approximately $8,300,000, consisting of $8,000,000 in cash, and 23,850 shares of our common stock.

On April 18, 2008, TDR consummated its acquisition of Heilongjiang Haina Pharmaceutical Inc., a company organized under the laws of the PRC (“Haina”), licensed as a wholesaler of TCM, bio-products, medicinal devices, antibiotics and chemical medicines.  At the time of the acquisition, Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (“GSP”) license (License No. A-HLJ03-010), issued by the Heilongjiang Province office of the SFDA as of December 21, 2006, which will be up for renewal on January 29, 2012. The SFDA only issues such licenses to pharmaceutical resellers that maintain certain quality control standards.  In connection with this transaction, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of approximately $437,000.

On September 5, 2008, TDR acquired Peng Lai Jin Chuang Pharmaceutical Company, a company organized under the laws of the PRC (“Peng Lai”), from its sole stockholder.  Peng Lai, which received Good Manufacturing Practice (“GMP”) certification from the SFDA, was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC.  In connection with this transaction, TDR acquired all of Peng Lai’s assets, including, without limitation, franchise, production and operating rights to a portfolio of 20 medicines approved by the SFDA, for an aggregate purchase price of approximately $7,000,000 million, consisting of approximately $2,500,000 million in cash, and 381,606 shares of our common stock.

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

With the exception of Peng Lai, which is located in Shan Dong Province, PRC, all of our manufacturing facilities are located in Heilongjiang Province, PRC.  In addition, we had sales offices located in 18 provinces across China by the end of 2010.

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

Our principal operations are in the PRC, where TDR and its subsidiaries have manufacturing facilities and sales distribution channels covering most of the provinces in the PRC. Our revenues were approximately $132,661,000 in 2010, of which overseas sales were approximately $7,100,000, representing approximately 5.4% of our total revenue.  Our revenues were approximately $130,092,000 in 2009, of which overseas sales were approximately $10,121,000, representing approximately 7.8% of total revenue.  Our revenues were approximately $91,816,000 in 2008, of which overseas sales were approximately $7,570,000 representing approximately 8.2% of total revenue.

All of our significant business operations and long lived assets are located in the PRC. Below is a chart depicting our corporate organizational structure:

SFDA Licenses

The SFDA issues the licenses to manufacture and market pharmaceutical products in the PRC.  Our licenses relate primarily to pharmaceutical production licenses, which are needed mainly for topical products, ointments and external test kits. TCM products also require a permit for sales, which permits are generally granted on a non-exclusive basis for four to five years depending on the product and subject to periodic review by SFDA for renewal.  For the year ended December 31, 2010, we commercialized 120 products through TDR and its subsidiaries.  We have the necessary licenses and permits for all of our products.

Our TDR Subsidiary Owns the Following Subsidiaries in China

Harbin First Bio-Engineering

On September 26, 2003, TDR formed First under the laws of the PRC as its wholly-owned subsidiary.  First focuses on research and development of the use of natural medicinal plants and biological technology products, such as our diagnostic kits.  First, which officially commenced production on July 21, 2006, is one of the first companies in Heilongjiang Province conducting research and development of high technology biological products. First has two product lines:

•	an enzyme immunity reagent kit product line; and

•	a colloid gold product line.

Harbin Tian Qing Biotech Application

On October 16, 2006, TDR organized Tian Qing under the laws of the PRC as its wholly-owned subsidiary, to conduct research and development in the areas of tissue and stem cell banks, which is described in more detail below (See “Research and Development” below).  As of December 31, 2010, Tian Qing had no significant operations.

Heilongjiang Tianlong Pharmaceutical

On April 3, 2008, TDR completed the acquisition of Tianlong, which is in the business of manufacturing external-use pharmaceuticals.  At the time of the acquisition, Tianlong’s assets included, among other things, GMP certified manufacturing facilities, state-of-the-art manufacturing equipment, a research and development center, and production and operating rights to a portfolio of 69 medicines approved by the SFDA.

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

Peng Lai Jin Chuang Pharmaceutical

On September 5, 2008, TDR acquired Peng Lai, which had received GMP certification from the SFDA, and was organized to develop, manufacture and distribute pharmaceutical products in the PRC.  In connection with the acquisition of Peng Lai, TDR acquired all of Peng Lai’s assets, including, without limitation, franchise, production and operating rights to a portfolio of 20 medicines approved by the SFDA.

Product Line

Prior to 2009, we sold both our own manufactured products, as well as medicinal and pharmaceutical products manufactured by others.  Commencing in 2009, we discontinued all of our Contract Sales as part of our revised strategic plan. In 2010, we manufactured and marketed 120 products, compared to 91 products for 2009, and 97 products (including 7 Contract Sales products) in 2008.  Our manufacturing operations are conducted at our indirect subsidiaries’ facilities located in Heilongjiang Province and Shan Dong Province in the PRC. We sell our products under seven main categories:

Product Category	2010	2009	2008
Ointments	26	18	20
Patches	5	7	5
Sprays	16	15	19
Drops	10	4	4
Suppositories	16	14	7
Diagnostic Kits	3	3	3
Others	44	30	32
Contract Sales	0	0	7
Total:	120	91	97

Below are our ten highest revenue generating products for 2010, which accounted for 60.9% of our 2010 total revenue.

Ointment Category:

Compound Camphor Cream

This product is used for the treatment of various pathogens on the skin surface and subcutaneously, such as mycete, trichopytic, staphylococcal bacteria aureus, bacillus coli, and candida albicans (also known as thrush).

Hemorrhoids Ointment

This product contains Acetate, Radix Notoginseng, and Rhizoma Coptidis.  It is made in soft ointment form and is effective in sterilizing and relieving hemorrhoid symptoms, including itching, distending pain, burning, and bleeding.

Patch Category:

Sumei Slim Patch

The Sumei Slim Patch is marketed and sold within and outside the PRC as a more natural treatment for weight loss.  The Sumei Slim Patch uses Saponin as its major ingredient, and is effective in regulating and restraining the excessive secretion of certain hormones, while promoting others to foster weight loss as well as prevent weight gain.

Pain Relief Patch

A pain relief patch is designed to be applied to the area of the neck, shoulder, and waist.  The patch is used for a number of ailments, including fever, headache, heart dysentery, diarrhea, and stiffness and pain caused by hypertension.

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

QiXue Asthma Patch

QiXue asthma patch is designed for the treatment of chronic inflammation of the airways and lungs.

Spray Category:

Stomatitis Spray

This spray is used for the treatment of dental ulcers, pharyngitis, and faucitis.  It is made with pure herbal medicines and, thus, has minimal side effects.

Drops Category:

Naphazoline Hydrochloride Eye Drops

Naphazoline Hydrochloride Eye Drops are recommended for the temporary relief of eye redness associated with minor irritations.  This product can comfort the eyes by lubricating them and relieving irritations.

Diagnostic Kit Category:

Cardiac Arrest Early Examination Kit

This product is used for early stage diagnosis of myocardial infarction (heart attacks).

Other Product Category:

We include 44 of our products under the “Other” product category. There is no single product or category of products within the Other product category that represented 5% or more of our 2010 revenues. The Other product category includes wash fluids, tablets, liniments, syrups, capsules, granules, injections, aerosols and oral liquids.

Naftopidil Dispersible Tablet

This tablet is designed to treat benign enlargement of the prostate among middle age males.  It is effective in its treatment because its ingredients can be easily digested and absorbed by the human body.

In 2010, we introduced into our product lines approximately 30 medicinal products, including 8 ointments, 1 spray, 2 suppositories, 2 tablets, 1 granule, 1 syrup, 6 drops, 2 liniments, 4 injections and 2 oral liquids. These new products accounted for 5.2%, of our annual sales in 2010.

Revenues by Product Categories

We believe that the most meaningful presentation of our products is by categories of method of delivery.  Our total revenues during fiscal 2010, 2009, and 2008 were approximately $132,661,000, $130,092,000, and $91,816,000, respectively.  The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenues from each of such product categories for the fiscal years ended December 31, 2010, 2009, and 2008:

	For the Years Ended December 31
	($ in thousands)
	2010		2009		2008
Product Category	Revenues		Revenues		Revenues
Ointments	$38,368	28.9%	$28,862	22.2%	$23,068	25.1%
Patches	28,850	21.7%	40,770	31.3%	35,484	38.6%
Sprays	14,080	10.6%	18,499	14.2%	10,613	11.6%
Drops	11,959	9.0%	7,483	5.8%	314	0.3%
Suppositories	7,840	5.9%	5,310	4.1%	1,615	1.8%
Diagnostic Kits	5,485	4.1%	10,239	7.9%	8,781	9.6%
Others	26,079	19.7%	18,929	14.5%	6,286	6.8%
Contract Sales	-	0.0%	-	0.0%	5,655	6.2%
Total	$132,661	100%	$130,092	100%	$91,816	100%

For a narrative description of the reasons for the changes in our revenue by product category over the past three years, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Research and Development

We conduct all of our research and development (“R&D”) activities either internally or through collaborative arrangements with universities and research institutions in the PRC.  We have our own research, development and laboratory facilities located in the facilities of First and Tianlong.  At December 31, 2010, our internal R&D team consisted of 36 people.  Many of our team members are professors affiliated with universities in the PRC.

Additionally, we have established several long-term partnerships with well-known universities and enterprises in the PRC.  We have:

•	established a gene medicine laboratory for a Small RNA project with Harbin Medical University; and

•	established a laboratory for developing an Antroquinonol product from Antrodia Camphorata with Taiwan Golden Biotechnology Corporation.

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

We invested approximately $19,614,000, $14,960,000, and $7,413,000 in R&D for the years ended December 31, 2010, 2009, and 2008, respectively.  Additional information about our R&D investments is included in the financial statements in Item 8 of this report (and notes thereto) and our “Management Discussion and Analysis on Financial Condition and Results of Operations” section.

Products under Development

The projects which accounted for a majority of our 2010 research and development expenses, grouped by subsidiary, are as follows:

TDR

Breast Cancer Technology

Hyperplasie Globulaire is the early stage of Hyperplasia of the Mammary Glands that has a high occurrence among females between twenty-five and forty-five years of age.  Medicines with Endocrine can have significant side effects to the patient.  Our Breast Cancer Technology is designed to effectively treat the Hyperplasie Globulaire with Traditional Chinese Medicine and with minimal side effects.  We spent approximately $1,691,000, or 8.6% of total R&D expenditures in 2010, for clinical trials. Long term stability testing is expected to be completed during the first half of 2011. Upon successful completion of this testing, we intend to apply to the SFDA for approval to conduct clinical trials. The clinical trial phase is estimated to be completed in 2015. Afterwards, we intend to apply to the SFDA to enter into the production stage.

Monoclonal Antibody Research

Monoclonal antibody is a bioactive substance produced when human cells identify and resist pathogenic intrusion from outside.  Monoclonal antibody technology can produce large amounts of pure antibodies with desired substance.  Tumor cells that can replicate endlessly are fused with mammalian cells that produce an antibody.  The result of this cell fusion will continually produce antibodies.  These antibodies are called monoclonal because they come from only one type of cell, the hybridoma cell.  We believe Monoclonal antibodies have applications in the field of diagnostics, therapeutics, targeted drug delivery systems, not only for infectious disease caused by bacteria, viruses and protozoa, but also for cancer, metabolic and hormonal disorders.  We spent approximately $1,409,000, or 7.2% of total R&D expenditures in 2010, for application and performance appraisal.  We have developed a platform that will facilitate future R&D projects in this area.

Endostatin Research

Endostatin is a cancer treatment drug that works by “starving” cancer cells by restricting the generation of blood vessels around cancer lesions, thereby inhibiting, to a degree, the source of nutrients upon which the cancer cells survive.  As of December 31, 2010, we had completed our teratogenicity testing, and established quality standards for this drug.  Further developments are underway to improve the product quality of Endostatin.  We spent approximately $1,018,000, or 5.2% of total R&D expenditure in 2010. The clinical trials have been completed in the year 2010. The project is expected to be completed in 2016 after which it will be submitted for SFDA approval.

First

Diagnostic Kits

Of our Diagnostic Kit products, three are pending SFDA approval, four are expected to complete the clinical trial phase and be submitted to the SFDA in 2011, and three shall remain in the lab research stage and are expected to be submitted to the SFDA for approval in fiscal 2012. We spent approximately $5,016,000, or 25.6% of total R&D expenditure in 2010 for the R&D activities of these ten diagnostic kits products.

Tianlong

Antroquinonol Extracted from Antrodia Cinnamomea

Antrodia Cinnamomea is well known in Taiwan as a traditional Chinese medicine.  For several decades, it has been used in the treatment of food and drug intoxication, diarrhea, abdominal pain, hypertension, rashes, and liver and lung cancer. We have obtained the exclusive right to develop this technology with Taiwan Golden Biotechnology Corporation, which had previously completed pre-clinical research on Antroquinonol in the United Kingdom.  The compound has been approved by the Food and Drug Administration in the U.S. to enter into first stage clinical trial.  We spent approximately $856,000, or 4.4% of total R&D expenditure on this project in 2010. We estimate that pre-clinical and clinical trials will be completed in 2018, after which this product will be submitted for SFDA approval.

Injections

In 2010, we had 2 injections (Aztreonam for Injection and Cefmetazole Sodium for Injection) in the lab research stage, and 5 injections (Tiopronin for Injection, Omeprazole Sodium for Injection, Ozagrel Sodium Injection, Voriconazole for Injection and Clindamycin Phosphate for Injection) in clinical trials. We spent approximately $4,295,000, or 21.9% of total R&D expenditure on clinical trials for these projects in 2010. We estimate that these products will be submitted to the SFDA for approval in fiscal 2011, 2012 and 2013.

Peng Lai

We spent an aggregate of approximately $1,667,000, or 8.5% of total R&D expenditures in 2010, in optimizing the effectiveness test for Naftopidil Dispersible tablets for prostate treatment, Sertraline Hydrochloride capsules for the treatment of mental depression, Cough & Phlegm Eliminating Loquat Syrup and Radix Isatidis granules and syrup to treat Influenza (flu). These optimization projects were completed in fiscal 2010.

Set forth below is a summary of certain information regarding our major research and development projects in 2010 as previously discussed.  The additional costs and expected completion dates set forth in the table below are subject to change, which may be material, based on various factors, many of which are out of our control:

Projects	Stage	2010 Expense (in thousands)	% of R&D	2009 Expense (in thousands)	2008 Expense (in thousands)	Aggregate Expenses Since Commencement of Project (in thousands)	Estimated Additional Costs to Complete Research and Development (in thousands)
Diagnostic Kits	Lab research, clinical trial and application	$5,016	25.6%	$2,727	$2,261	$10,004	$777
Injections	Lab research and clinical trial	4,295	21.9%	1,944	614	6,853	2,676
Optimization	Production process optimization	1,667	8.5%	787	0	2,454	-
Breast Cancer Technology	Clinical trial	1,691	8.6%	2,272	0	3,963	7,106
Monoclonal Antibody	Completed	1,409	7.2%	965	948	3,322	-
Endostatin	Efficacy testing, Acute and Long Term Toxicity testing	1,018	5.2%	439	1,192	2,649	8,992
Antroquinonol	Clinical trial	856	4.4%	387	0	1,243	15,993
Total		$15,952	81.4%	$9,521	$5,015	$30,488	$35,544

In addition to the projects set forth in the table above, we commenced clinical trials or efficacy, acute and long-term toxicity testing on several other projects.

Total research and development expenses in fiscal 2010 were $19,614,000.  The above listed tabular summary of projects comprises approximately 81.4% of our total research and development expenses in fiscal 2010.

Cord Blood Stem Cell Bank

In 2006, we began implementing a plan to establish a cord blood stem cell bank in the PRC, for the treatment of various diseases such as leukemia, lymphoma and rebirth anemia.  On October 16, 2006, the Health Department of Heilongjiang Province granted us, through Tian Qing, the exclusive right and license to become engaged in tissue and stem cell bank activities in Heilongjiang Province, PRC, through December 2010. We are applying for the renewal of the license. Since the development of this project will require substantial managerial, technical and financial resources, and a number of significant risks, management is still evaluating the proper timing and strategy in launching this project.

Sales Approach

Over the past several years, we have continuously expanded our distribution channels for our products.   Currently, we have a sales network covering 18 provinces of mainland China, and have positioned sales managers and representatives in each of these markets.

Commencing in fiscal 2008, we changed our business model and entered into distribution agreements with larger regional sales agents, who resell to smaller distributors and retail store locations.  In addition, we entered into contracts with nationwide chain pharmacies. Our change in sales strategy is further described in “Customers and Distribution” below.

We also managed to establish a marketing network through independent agents to develop an international market for our products.  At present, our primary growth focus remains in the PRC. Overseas sales accounted for approximately 5.4%, 7.8% and 8.2% of sales revenue for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

Materials and Suppliers

We employ purchasing staff with extensive knowledge of our products, who work with our marketing, product development, and formulations and quality control personnel to source raw materials for our products and other items.  Raw materials are sourced principally in the PRC, and are generally available from a variety of suppliers.  Heilongjiang Kangda Medicine Company, Shenzhen Hong Yuan and Harbin Zhong Jia Medicine Company accounted for 42%, 12% and 11% of our total inventory purchases for the year ended December 31, 2010, respectively. Heilongjiang Kangda Medicine Company and Harbin Zhong Jia Medicine Company accounted for approximately 42% and 16% of our total inventory purchases for the year ended December 31, 2009, respectively. Heilongjiang Kangda Medicine Company accounted for approximately 33% of our total inventory purchases for the year ended December 31, 2008. No other suppliers accounted for 10% or more of our total inventory purchases in 2010, 2009, and 2008.

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

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau, pursuant to which we acquired the rights to grow and harvest herbs and other plants on approximately 74,000 acres of forest land in the Xiao Xing’an Mountain region in Heilongjiang Province, China, for a 30-year term expiring December 20, 2040.  Pursuant to the agreement, we may utilize the herbs and other plants we grow on the forest land as raw materials in connection with the production of our products, as well as direct sale to third parties.  Our total rent for the 30-year term is approximately $36 million (RMB 240 million). This new arrangement is intended to provide our TCM business a hedge against fluctuations in raw material prices. We plan to evaluate the land in the second quarter of 2011, after which we will develop a strategic plan for its use.

Customers and Distribution

In 2008, we changed our business model and entered into distribution agreements with larger regional sales agents, who resell to smaller distributors and retail store locations.  In addition, we entered into contracts with nationwide chain pharmacies. Through the extensive sales networks, of these nationwide chains, we were able to reach all major metropolitan areas throughout the PRC. Our direct customers (not including branches of retail and drug supply chains) numbered 195, 212 and 233 for the 2010, 2009, and 2008 fiscal years.

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

For the year ended December 31, 2009, sales to Harbin Shiji Baolong Medicine Company and Shanxi Xintai Medicine Company accounted for approximately 16% and 11% of total revenues, respectively.   For the year ended December 31, 2008, sales to Shanxi Xintai and Harbin Shiji Baolong accounted for 15% and 12% of our total revenues, respectively.   No other customers accounted for 10% or more of our total revenues in 2010, 2009, and 2008.

During the third quarter of 2010, a domestic distributor, and an overseas sales agent, terminated their business relationship with us. These two customers accounted for an aggregate of 10%, 21% and 18% of our total revenues for the years 2010, 2009, and 2008, respectively. We expect to replace these customers with new relationships over time.

In 2010, we implemented various initiatives toward promoting and marketing our products.  Our advertising costs for the fiscal years ended December 31, 2010, 2009 and 2008 were approximately $16,311,000, $14,527,000 and $7,299,000, respectively. The increased cost of advertising in 2010 and 2009 compared to 2008 was primarily attributable to the launch of certain new products obtained through acquisitions of Tianlong (acquired on April 3, 2008) and Peng Lai (acquired on September 5, 2008).

We will continue efforts to expand our markets into other provinces and larger cities in the PRC, and to other markets worldwide.  Currently, our products are sold primarily in the PRC.  In 2010, 2009 and 2008, approximately 94.6%, 92.2% and 91.8% of our revenues were from the sale of products in China, respectively. As a means of accelerating our distribution into other countries, we will seek to enter into strategic marketing arrangements with qualified firms that have distribution channels, brand name recognition, or other unique marketing strengths.

Competition

Competition in the TCM, pharmaceutical and over-the-counter nutraceutical business is highly competitive in China, and throughout the world.  We compete with various firms, many of which produce and market products similar to our products, and many of which have greater resources than us in terms of manufacturing and marketing capabilities, management expertise and financial wherewithal.  Some of these competitors are far larger, have more resources than us and have stronger sales and distribution networks.

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

The governmental approval process in the PRC for newly developed health products can be costly and time consuming. A product sample is first sent to a clinical testing agent designated by the Ministry of Health, which conducts extensive clinical testing and examination of the product to verify if it has the specified functions as stated by the company producing the product.  A report will then be prepared and issued by the clinical testing agent confirming or negating such functions.  After submission to the agency, it generally takes six months to one year for a report to be issued by the testing agent.  The report must then be submitted to a provincial Health Management Commission for approval.  Following this submittal, a letter of approval issued by such commission will be submission to the Ministry of Health for the issuance of a certificate that authorizes sale and marketing of the product in the PRC.

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

Intellectual Property

We own certain SFDA licenses for drug batch numbers and other proprietary technologies.  As of December 31, 2010, our intellectual property breakdown by SFDA licenses for drug batch numbers and other proprietary technologies are as follows:

IPs (Intangible Assets)	Year Acquired	Acquisition Cost $ in thousands	Reflected under Intangible Assets	Proprietary Technologies	Drug Batch Numbers
Endostatin	2006	$1,727	Yes	Yes	-
SFDA licenses for drug batch numbers	2008	$6,848	Yes	-	Yes
Monoclonal Antibody	2008	$5,106	Yes	Yes	-
Breast Cancer Technology	2008	$1,459	Yes	Yes	-
Antroquinonol	2009	$5,119	Yes	Yes	-
Small RNA Technologies	2009	$5,850	Yes	Yes	-

We purchased the rights to the patents for Endostatin and Antroquinonol, which are registered under the names of Harbin Medical University and Taiwan Golden Biotechnology Corporation, respectively.

We have acquired certain additional proprietary technologies from non-related third parties.  Our proprietary technologies are reviewed for impairment on at least an annual basis, or more if conditions are warranted, and are amortized over their estimated useful life.

As of the date of this filing, we own two registered patents for product packaging.  As of December 31, 2010, these patents have nominal carrying values.

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

Employees

The number of our employees has increased due to revenue growth, increased research and development activities and expanded marketing and distribution efforts for our products.  Our employees generally fall into the following categories:

By subsidiary company:

	Number of Employees
Company	2010	2009	2008
TDR	244	1,315	1,515
Tian Qing	0	0	0
First	117	107	97
Tianlong	357	207	97
Haina	1358	399	24
Peng Lai	203	126	71
TOTAL:	2,279	2,154	1,804

By nature of job:

	Number of Employees
Type of Job	2010	2009	2008
Executives and managers	352	201	146
Production and clerical	559	424	359
Sales and marketing	1,332	1,491	1,261
Research and development, technology	36	38	38
TOTAL:	2,279	2,154	1,804

Our 2,279 employees, as of December 31, 2010, include both 297 full time employees and 1,982 individuals hired on a contract basis through agencies.  Since 2009, we began hiring certain employees on a contract basis, in order to take advantage of certain cost efficiencies. In July 2010, we integrated the sales and marketing forces inside the Company. All the marketing and promotion personnel are now consolidated under our subsidiary, Haina. In order to better manage the sales force in Haina, some new management positions were established in 2010, which is the main reason for the increase in headcount in the “Executives and Managers” category.

We do not have any employment agreements in place with our executive officers.  None of the employees are covered by a collective bargaining agreement. However, we believe our relationship with employees is good.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which are available though the SEC’s electronic data gathering, analysis and retrieval system by accessing the SEC’s home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

In 2008, general worldwide economic conditions began to decline due to the sequential effects of the sub-prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  This global economic downturn and uncertain and uneven economic recovery pose risks as consumers and businesses may postpone spending, or seek new ways to eliminate spending, in response to these uncertain and challenging economic conditions.  In addition, there could be a number of follow-on effects including foreign currency exchange rate fluctuations, insolvency of key suppliers and customer insolvencies.  We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific markets we serve.  If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected.

Certain officers and directors have significant control over our company.

Liu Yan-qing and Han Xiao-yan, who are officers and directors of ours, also serve as officers and directors of ACPG, TDR and its subsidiaries.  As of the date hereof, Dr. Liu and Ms. Han own, in the aggregate, approximately 36.6% of the issued and outstanding shares of our common stock.  As a result, these shareholders are effectively able to significantly influence certain corporate governance matters requiring shareholders’ approval.  Such matters may include transactions in which they have an interest other than as a shareholder of ours, the approval of significant corporate transactions such as increasing the authorized number of our shares to complete acquisitions or raise capital, if necessary, as well as the election of directors which could result in the entrenchment of management.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our executive officers, Liu Yan-qing, President, Chief Executive Officer and Chairman of the Board, Han Xiao-yan, Vice Chairman, Stanley Hao, Vice President and Secretary and Hongyu Pan, Chief Financial Officer and Treasurer.  We do not have employment agreements with these members of management.  Accordingly, if any of these persons should leave the company, we would have no remedy or protections in place and would not be able to prevent them from competing with us or working for competitors.  The loss of the services of any of these executive officers could have a material adverse effect on our business, operations, revenues or prospects.  In addition, we do not maintain key man life insurance on the lives of these individuals.

Our expansion plan may not be successful.

Part of our strategy is to continue our growth through increasing the distribution and sales of our products by penetrating existing markets in the PRC, and entering new geographic markets in the PRC as well as Asia, the United States and other countries. However, our overseas sales declined in 2010 due to the loss of a key overseas sales agent, and many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, regulatory constraints, product liability concerns, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios.  Moreover, our expansion strategy may be based on incorrect assumptions and may be flawed, and may even damage our performance, competitive position in the market and, ultimately, even our ability to survive in the marketplace.  We cannot, therefore, assure shareholders that we will be able to successfully overcome such obstacles and establish our products in any additional markets.  Our inability to implement this growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

Furthermore, we may strategically enter into other segments in the pharmaceutical and nutraceutical markets, including upstream and downstream markets, such as herbal planting, which we believe are natural extensions of our vertically integrated business model.

On December 21, 2010, TDR entered into an agreement with that gives us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forested land in the Xiao Xing'an Mountain region ("the planting area") for 30 years. Although we intend to utilize the planting area to produce herbs and other ingredients for use in traditional Chinese medicines ("TCM") and various health foods, we may incur significant additional expenses and ultimately not generate sufficient revenues and profit to justify our expenditures.

Our continued pursuit of these expansion plans may require significant capital expenditures going forward, which could be used in pursuit of other opportunities and investments. We may also face intense competition from companies with greater experience or established presence in any new markets we seek to enter.

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

Our future research and development projects may not be successful.

The successful development of pharmaceutical products can be affected by many factors. Products that appear to be promising at their early phases of research and development may fail to be commercialized for various reasons, including the failure to obtain the necessary regulatory approvals.  In addition, the research and development cycle for new products for which we may obtain an approval certificate is long. The process of conducting basic research and various stages of tests and trials of a new product before obtaining an approval certificate and commercializing the product may require ten years or longer. Many of our product candidates are in the early stages of pre-clinical study and clinical trial and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial production and sales of these products. There is no assurance that our future research and development projects will be successful or completed within the anticipated time frame or budget or that we will receive the necessary approvals from relevant authorities for the production of these newly developed products, or that these newly-developed products will achieve commercial success.

Others may obtain approval for a competitive product before the product we are developing is approved.  In that case, we may be precluded from getting approval until the competitor’s monitoring period expires and realize little or no benefit from our research and development investment.

Even if such products can be successfully commercialized, they may not achieve the level of market acceptance that we expect. In addition, the pharmaceutical industry is characterized by rapid changes in technology, constant enhancement of industrial knowhow and frequent emergence of new products.  Future technological improvements and continual product developments in the pharmaceutical market may render our existing products obsolete or affect their viability and competitiveness. Therefore, our future success will largely depend on our development capability, including our ability to improve our existing products, diversify our product range and develop new and competitively-priced products that can meet the requirements of the changing market. Should we fail to respond to these frequent technological advances by improving our existing products or developing new products in a timely manner or these products do not achieve a desirable level of market acceptance, our business and profitability will be materially and adversely affected.

We rely on research institutions and universities in the PRC for the research and development of new products and any failure of our research partners to meet our timing and quality standards or our failure to continue such collaborative arrangement or enter into such new arrangements could adversely affect our ability to develop new pharmaceuticals and our overall business prospects.

Our business strategy includes collaborating with third parties for research and development of new products. We rely on long-term cooperative relationships with a number of research institutions and universities in the PRC.  These research institutions and universities have collaborated with us in a number of research projects and certain of our products that have obtained approval certificates were developed by us together with our research partners.  At present, several research institutions and universities are working with us on various research and development projects.  Any failure of our research partners to meet the required quality standards and timetables set in their research agreements with us, or our inability to enter into additional research agreements with these research partners on terms acceptable to us in the future, may have an adverse effect on our ability to develop new medicines and on our business prospects.  In addition, the growth of our business and development of new products may require that we seek additional collaborative partners.  We cannot assure you that we will be able to enter into agreements with collaborative partners on terms acceptable to us.  Our inability to enter into such agreements or our failure to maintain such arrangements could limit the number of new products that we develop and ultimately decrease our sources of future revenue.

We currently rely on third parties to supply the key raw materials we use to produce our products.

Our business depends upon the availability of key raw materials.  We rely on only external suppliers for these raw materials.  In fiscal year 2010, Heilongjiang Kangda Medicine Company, Shenzhen Hong Yuan and Harbin Zhong Jia Medicine Company accounted for 42%, 12% and 11% of our total inventory purchases, respectively. In fiscal year 2009, Harbin Zhong Jia Medicine Company and Heilongjiang Kangda Medicine Company accounted for approximately 16% and 42% of our total inventory purchases, respectively.  Heilongjiang Kangda Medicine Company accounted for approximately 33% of our total inventory purchases for the year ended December 31, 2008.  For the 2011 fiscal year, we expect that our raw material suppliers will be substantially similar to last year and the amount of raw materials will increase commensurate with the increase in the demand of our products.  If any of our major suppliers were to default or become unable to deliver the raw materials in sufficient quantities, we may be unable to purchase these raw materials from alternative sources on the same or similar terms, which could result in a significant decrease in our operating costs.  In addition, any disruption in the supply of our raw materials could cause delay in the delivery of our products which would be harmful to our sales reputation and business.  If supply is disrupted the increased amount we have to pay for raw materials could negatively impact our margins, cause us to cease production if an alternate supplier cannot be found.  If we are unable to procure replacement supplies, our ability to meet the production demands of our customers could cause the loss of costumers and/or market share.  Our financial results could be negatively impacted by the lost sales or decreased margins.

We are dependent on a limited number of customers for a significant portion of our revenues and this dependence is likely to continue.

We have been dependent on a limited number of customers for a significant portion of our annual revenue.  For the year ended December 31, 2010, no customer accounted for 10% or more of our revenues. For the year ended December 31, 2009, sales to Harbin Shiji Baolong Medicine Company and Shanxi Xintai Medicine Company accounted for approximately 16% and 11% of total revenues, respectively.  For the year ended December 31, 2008, sales to Shanxi Xintai and Harbin Shiji Baolong accounted for 15% and 12% of our total revenues, respectively. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if any such customer stops purchasing our products.  We expect that a limited number of customers will continue to contribute to a significant portion of our sales in the near future. Our ability to maintain close relationships with these top customers is essential to the growth and profitability of our business. If we fail to sell our products to one or more of these top customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, or if we fail to develop additional major customers, our revenue would likely decline and our results of operations would be adversely affected. During the third quarter of 2010, a domestic distributor, and an overseas sales agent, terminated their business relationship with us. These two customers accounted for an aggregate of 10%, 21% and 18% of our total revenue for the year 2010, 2009, and 2008, respectively. Although we expect to replace these customers with new relationships over time, there can be no assurance that we will be able to do so in a timely manner, or at all..

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

In the 2010 fiscal year, approximately 95% of our sales were made in the PRC, where we primarily sell our products through drug chain stores.  Because of this, we are dependent to a large degree upon the success of our PRC-based distribution channel, as well as the success of specific retailers in the distribution channel.  We rely on these distribution channels to purchase, market, and sell our products.  Our success is dependent, to a large degree, on the growth and success of the drug stores, which may be outside our control.  There can be no assurance that the drug store distribution channels will be able to grow or prosper as they faces price and service pressure from other channels, including the mass market.  There can be no assurance that retailers in the drug store distribution channel, in the aggregate, will respond or continue to respond to our marketing commitment in these channels.

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

Most of our products are not patented and similar products can be manufactured and sold by other pharmaceutical manufacturers in the PRC once the relevant protection or monitoring periods, if any, elapse.

Most of our products are not protected by intellectual property rights. As a result, other pharmaceutical companies may sell equivalent products at a lower cost, and this might result in a commensurate loss in sales of our branded generic products or require us to lower our prices to compete.  Certain of our generic products are subject to protection during the SFDA’s monitoring period.  During such period, the SFDA will not accept applications for new medicine certificates for the same product by other pharmaceutical companies or approve the production or import of the same product by other pharmaceutical companies. Once such monitoring period expires, other manufacturers may obtain relevant production approvals and will be entitled to sell generic pharmaceutical products with similar formulae or production methods in China. The maximum monitoring period currently granted by the SFDA is five years.  As a result, we expect to face increased competition for our products following the expirations of their respective monitoring periods.  If other pharmaceutical companies sell pharmaceutical products that are similar to our unprotected products or our protected products for which the relevant protection or monitoring period has expired, we may face additional competition and our business and profitability may be adversely affected.

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

In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in governmental policy and interpretation during the period of product development and product assessment.   Although we have, so far, obtained the rights to sell our products in the PRC, we may not continue to receive and maintain regulatory approvals for the sale of these products.  Our marketing activities are also subject to government regulations with respect to the prices that it intends to charge or any other marketing and promotional related activities.  Government regulations may substantially increase the costs for developing, licensing, manufacturing and selling products, impacting negatively our operations, revenue, income and cash flow.

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

On September 4, 2009, the SEC issued a formal order of investigation relating to, among other things, certain of our accounting, record-keeping and disclosure practices.  Between that time and the present, we have received document and testimonial subpoenas from the SEC. We have complied, and intend to continue to comply with all such subpoenas.  We cannot assure you that we will be able to resolve this investigation favorably, or that we will not be materially adversely affected by this investigation or its outcome.

Risks Related to Doing Business in China

Our business will be affected by the government regulation and Chinese economic environment because most of our sales will be in the China market.

In 2010, 2009, and 2008, approximately 95%, 92% and 92% of our total revenues, respectively, were from sales in the PRC.  The manufacture and sale of pharmaceutical products in China is heavily regulated by many state, provincial and local authorities.  The SFDA requires pharmaceutical manufacturers to obtain GMP certifications.  We currently have the certifications needed for our current operations.  However, should we fail to receive or maintain the GMP certifications in the future, we would no longer be able to manufacture pharmaceuticals in China, and our businesses would be materially and adversely affected.  These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products.  Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.  Additionally, the law could change so as to prohibit the use of certain pharmaceuticals.  If one of our products becomes prohibited, this change would cease the productivity of that product.  The China National Development and Reform Commission (“CNDRC”), has recently implemented price adjustments on many marketed pharmaceutical products.  We have no control over such governmental policies, which may impact the pricing and profitability of our products.

Although we export products to other countries, approximately 95% of our sales are in the PRC.  It is anticipated that our products in the PRC will continue to represent a significant portion of sales in the near future.  As a result of our reliance on the PRC markets, our operating results and financial performance could be affected by any adverse changes in economic, political and social conditions in the PRC.

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

Our company, and its subsidiaries, is subject to many general regulations governing business entities and their behavior in China and in other jurisdictions in which we and our subsidiaries have, or plan to have, operations and market products. In particular, we are subject to laws and regulations covering food, dietary supplements and pharmaceutical products. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability. Such regulatory environment also covers any existing or potential trade barriers in the form of import tariff and taxes that may make it difficult for us to import our products to certain countries and regions, such as Hong Kong, which would limit its international expansion.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in the PRC and almost all of our revenues are generated from sales in the PRC. According to the PRC National Bureau of Statistics, the GDP growth rate of PRC is 8.9% and 9.2% for 2008 and 2009, respectively. According to World Bank’s estimate in January 2011, the annual GDP growth rate of PRC would be 10 percent for year 2010, and will slow to 8.7% in 2011and 8.4% in 2012. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. A number of factors may cause the economy slow-down in PRC, including global economy downturn, appreciation of the RMB and continuous anti-inflation measures taken by the government, such as rising interest rates and administrative tightening of credit emissions. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

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

In addition, in order to control inflation, the PRC government might impose controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of these and other similar policies may impede economic growth and thereby harm the market for our products in the future.

Substantially all of our assets are located in the PRC and all of our revenues are derived from our operations in the PRC. Accordingly, our results of operations and prospects are subject, to a significant extent, to the political and legal developments in the PRC.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC against our company or our management based on U.S. or other foreign laws.

Our operating subsidiaries are incorporated under the laws of the PRC and substantially all of our assets are located in the PRC. In addition, all of our directors, executive officers and managers reside within the PRC, and substantially all of the assets of these persons are located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain of our directors, executive officers or managers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. As a result, recognition and enforcement in the PRC of judgments of a court in the United States in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in the PRC against us, our directors, executive officers or managers only if the actions are not required to be arbitrated by PRC law and the articles of association of our operating subsidiaries, and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a PRC court may impose civil liability, including monetary damages.

We may have difficulty attracting talent in foreign countries.

Currently, approximately 95% of our sales are in the PRC. We are in the process of attempting to establish marketing and sales presence in the U.S. and other countries. We expect to establish an office in the U.S. for investor relations. In the future, we may explore expanding its operations in other countries throughout the world. Upon effecting any such expansion, we may not be able to identify and retain qualified personnel due to its lack of understanding of different cultures and lack of local contacts. This may impede international expansion.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an appreciation of the Renminbi from approximately RMB 8.2765 per US$1.00 as of July 21, 2005 to approximately RMB 6.6118 to U.S. $1.00 as of December 31, 2010. There remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition, and the ability to pay dividends.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively and the ability of the PRC entities to obtain financing.

Substantially all of our revenues and operating expenses are denominated in Renminbi. Restrictions on currency exchange imposed by the PRC government may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside the PRC, if any, or expenditures denominated in foreign currencies. Under current PRC regulations, Renminbi may be freely converted into foreign currency for payments relating to “current account transactions,” which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. The PRC entities may also retain foreign exchange in their respective current account bank accounts, subject to a cap set by SAFE, or its local counterpart, for use in payment of international current account transactions. However, conversion of Renminbi into foreign currencies, and of foreign currencies into Renminbi, for payments relating to “capital account transactions,” which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the Renminbi for capital account transactions could affect the ability of the PRC entities to make investments overseas or to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from our U.S. holding company entity.

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

Under the Company Law of the PRC, we are required to contribute a certain amount of “registered capital” to our wholly owned subsidiary. By law, our subsidiaries are required to contribute at least 10% of after tax net income (as determined in accordance with Chinese GAAP) into a statutory surplus reserve until the reserve is equal to 50% of our and our subsidiaries’ registered capital, and other surplus reserve at certain percentage of the after tax net income as determined by our board of directors, into a public welfare fund. These reserve funds are recorded as part of shareholders’ equity but are not available for distribution to shareholders other than in the case of liquidation. For the years ended December 31, 2010 and 2009, approximately $7,600,000 and $6,400,000, respectively, have been appropriated to the statutory reserves by our PRC subsidiaries. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax.

The PRC’s Enterprise Income Tax Law (“EIT Law”) provides that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises.” Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for the non-resident enterprises shall be subject to withholding at income source with the payer acting as the obligatory withholder under the EIT Law, and therefore, such income tax is generally called “withholding tax” in practice. It is currently unclear in what circumstances a source will be considered as located within the PRC. As a U.S. holding company substantially all of our income will be derived from dividends we receive from our PRC operating subsidiaries. Thus, if we are considered as a “non-resident enterprise” under the EIT Law and the dividends paid to us by our PRC operating subsidiaries are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax. No dividends were paid to our U.S. holding company by our PRC operating subsidiaries in 2008, 2009 or 2010.

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

The rate of income tax on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on their industry or location. The current maximum corporate income tax rate is 33%. The new Enterprise Income Tax Law became effective as of January 1, 2008, pursuant to which, an enterprise income tax of 25% applies to any enterprise. Although we were approved by the local tax authority to be exempted from the enterprise income tax for a five-year period commencing in 2007 and ending in 2012, we do not know whether such new law will change the preferential treatment that was granted to us. Any loss or substantial reduction of the tax benefits enjoyed by us would reduce our earnings.

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

The enforcement of new labor contract law and its implementation rules and increase in labor costs in the PRC may adversely affect our business and our profitability.

China adopted the PRC Employment Contract Law, or the new Labor Contract Law, effective January 1, 2008 and the implementation rules effective September 18, 2008. The new Labor Contract Law and its implementation rules impose more stringent obligations on employers for, among others, entering into written employment contracts, hiring temporary employees, dismissing employees, setting compensations for dismissal and protecting certain sick or disabled employees from dismissal and setting forth detailed requirements relating to the contents of the employment contracts. The implementation of the new Labor Contract Law may increase our operating expenses, in particular our personnel expenses, as the continued success of our business depends significantly on our ability to attract and retain qualified personnel. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the new Labor Contract Law may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations.

We are subject to environmental regulations and may be exposed to liability and potential costs for environmental compliance.

We are subject to PRC laws and regulations concerning the discharge of waste water, gaseous waste and solid waste during our manufacturing processes. We are required to establish and maintain facilities to dispose of waste and report the volume of waste to the relevant government authorities, which conduct scheduled or unscheduled inspections of our facilities and treatment of such discharge. We may not at all times comply fully with environmental regulations. Any violation of these regulations may result in substantial fines, criminal sanctions, revocations of operating permits, shutdown of our facilities and obligation to take corrective measures. Our cost of complying with current and future environmental protection laws and regulations and our liabilities which may potentially arise from the discharge of effluent water and solid waste may materially adversely affect our business, financial condition and results of operations. The government may take steps towards the adoption of more stringent environmental regulations. Due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. If there is any unanticipated change in the environmental regulations, we may need to incur substantial capital expenditures to install, replace, upgrade or supplement our pollution control equipment or make operational changes to limit any adverse impact or potential adverse impact on the environment in order to comply with new environmental protection laws and regulations. If such costs become prohibitively expensive, we may be forced to cease certain aspects of our business operations.

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

Power shortages, natural disasters, terrorist acts or other calamities could disrupt our production and have a material adverse effect on our business, financial position and results of operations.

All of our products are produced at our manufacturing facility in China. A significant disruption at our manufacturing facilities, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations. Our manufacturing operations are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, environmental accidents, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously impaired. In addition, the nature of our production and research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. We do not maintain any insurance other than property insurance for some of our buildings and equipments. Accordingly, unexpected business interruptions resulting from disasters could disrupt our operations and thereby result in substantial costs and diversion of resources. In addition, our production process requires a continuous supply of electricity. Interruptions of electricity supply could result in lengthy production shutdowns, increased costs associated with restarting production and the loss of production in progress. Any major suspension or termination of electricity or other unexpected business interruptions could have a material adverse impact on our business, financial condition and results of operations.

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

We may issue shares upon exercise of outstanding warrants which will be dilutive to the common stock.

As of March 1, 2011, we had issued and outstanding warrants to purchase an aggregate of 593,800 shares of our common stock, which are exercisable at a price of $12.50 per share. Our issuance of additional shares of common stock upon exercise of our outstanding warrants will reduce the percentage equity ownership of holders of shares of our common stock. Further, the exercise of a significant number of warrants, and subsequent sale of shares of common stock received upon such exercise, could cause a sharp decline in the market price of our common stock.

Application of guidance related to the Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock has negatively impacted our statement of operations for the year ended December 31, 2009 (restated) and could continue to negatively impact our statement of operations.

For the years ended December 31, 2010 and December 31, 2009 (restated), we reported an unrealized gain on derivatives of $8,889,000 and unrealized loss on derivatives of $4,807,000, respectively, in our consolidated statements of operations and comprehensive income as a result of the change in fair value of derivative warrant liability relating to the outstanding warrants issued in our January 2008 private placement. Our comprehensive income will continue to fluctuate as a result of the impact of such warrants and will be adversely affected in each reporting period in which the fair value of the warrants that remain outstanding increase.

Restrictions on the use of Rule 144 by Shell Companies or Former Shell Companies could affect your ability to resale our shares.

Historically, the SEC has taken the position that Rule 144 under the Securities Act, as amended, is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments effective on February 15, 2008 and apply to securities acquired both before and after that date by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met: the issuer of the securities that was formerly a shell company has ceased to be a shell company; the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company. As such, due to the fact that we had been a shell company prior to October 2005, holders of "restricted securities" within the meaning of Rule 144, when resell their shares pursuant to Rule 144, shall be subject to the conditions set forth herein.

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

In January 2010, we completed the construction of two office buildings and TDR and Haina moved into these new facilities, located in the Song Bei District of Harbin City, Heilongjiang Province, PRC.   We own these facilities and are not subject to costs associated under rental or lease obligations.

A breakdown of our facilities by subsidiary is as follows:

	Subsidiaries Facilities as of December 31, 2010, in Square Meters
	TDR	First	Tianlong	Peng Lai
Land Area	35,000	40,000	15,000	40,000
Expiration Year	2058	2054	2051	2056
Production, Warehouse, and Office	14,000	10,000	9,000	12,000

At this time, our subsidiaries Haina and Tian Qing use an insignificant portion of our facilities.

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that grants us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forested land in the Xiao Xing'an Mountain region in Heilongjiang Province, PRC. The cost of the land use rights was approximately $36 million (RMB 240 million). We plan to evaluate the land in the second quarter of 2011, after which we will develop a strategic plan for its use.

Item 3. Legal Proceedings.

On September 4, 2009, the SEC issued a formal order of investigation relating to, among other things, certain of our accounting, record-keeping and disclosure practices. Between that time and the present, we have received document and testimonial subpoenas from the SEC. We have complied, and intend to continue to comply, with all such subpoenas.

Item 4. Reserved.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Until May 28, 2008, our common stock was traded on FINRA’s Over-the-Counter Bulletin Board under the trading symbol “CSKI.” On May 28, 2008, our common stock commenced trading on the American Stock Exchange under the trading symbol “CSY.” As of September 14, 2008, we terminated our listing on the American Stock Exchange and became listed on the Nasdaq Global Market under the trading symbol “CSKI.” Effective as of January 4, 2010, we qualified to be listed on Nasdaq Global Select Market. The high and low sales prices for our common stock in the fiscal years of 2010 and 2009 are as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	High	Low	High	Low
1st Quarter	$24.00	$14.19	$19.11	$10.03
2nd Quarter	$15.88	$10.82	$17.80	$10.21
3rd Quarter	$11.64	$6.25	$16.80	$12.00
4th Quarter	$9.94	$6.62	$25.45	$11.02

On March 1, 2011, the closing sale price for our common stock was $4.65.

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

Holders

At March 1, 2011, there were approximately 365 holders of record of our common stock, with 16,940,539 shares issued and outstanding. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Securities Authorized For Issuance Under Equity Compensation Plan

As of December 31, 2010, we had only one stock option, bonus, profit sharing, pension or similar plan in place, which is our 2006 Stock Incentive Plan (the “Plan”). The Plan reserves an aggregate of 1,500,000 shares of our common stock for awards of stock options, stock appreciation rights, restricted stock, performance stock and bonus stock granted thereunder. The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	$-	1,123,905	(3)
Equity compensation plans not approved by security holders (2)	0	N/A	0
Total	0	$-	1,123,905

(1)	Our board of directors adopted the 2006 Stock Incentive Plan (the “Plan”), to be effective on July 31, 2006. The Plan was approved by the shareholders on July 31, 2006.

(2)	We do not have any equity compensation plans not approved by the security holders.

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

(e) In November 2010, we issued an aggregate of 149,688 shares of restricted stock to a total of 28 individuals under the Plan.

Recent Sales of Unregistered Securities

In the three month period ended December 31, 2010, we did not issue any unregistered securities.

Item 6. Selected Financial Data.

Key financial data from the fiscal years ended December 31, 2006 to 2010 is set forth in the following table.

	For the Years Ended December 31, ($ in thousands, except share and per share data)
	2010		2009 (restated)	2008		2007	2006 (restated)
Operating Data:
Revenues	$132,661		$130,092	$91,816		$49,318	$19,882
Cost of goods sold	36,007		31,671	22,403		10,940	5,063
Gross profit	96,654		98,421	69,413		38,379	14,819
Selling expense	30,454		30,763	22,968		14,784	9,894
General and administrative expense	5,052		4,191	2,514		1,380	844
Research and development	19,614		14,960	7,413		3,158	2,027
Income from operations	37,615		46,251	35,659		18,614	1,932
Change in fair value of derivative warrant liability (1)	8,889		(4,807)	-		-	-
Other income (expenses)	9,017		(4,768)	814		38	(228)
Provision for income taxes	10,676		10,503	7,616		3,319	1,080
Net income	35,957		30,980	28,857		15,333	624
Basic earnings per share	2.14		1.87	1.91		1.27	0.05
Diluted earnings per share	2.14		1.86	1.87		1.15	0.05

Balance Sheet Data:
Total Assets	$172,224		$140,363	$101,259		$37,285	$16,681
Total current liabilities	8,208		19,494	6,326		5,040	2,370
Working capital	57,426		56,895	49,509		15,447	7,798
Stockholder's equity	164,016		120,869	94,933		32,245	14,311
Common shares outstanding	16,940,539		16,714,267	16,306,184		12,228,363	12,031,536

Other Data:
Net cash provided by operating activities	$32,596		$33,449	$27,538		$11,601	$5,183
Net cash used in investing activities	(44,573	)(2)	(21,154)	(23,115)		(10,261)	(4,597)
Net cash provided by (used in) financing activities	94		29	25,355	(3)	(33)	2,931

(1) We restated our previously filed financial statements for the fiscal year ended December 31, 2009 due to an error in such financial statements with respect to our accounting for certain derivative instruments which were originally recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008. We received comments from the SEC, which led to management’s conclusion that the historical financial statements in the Form 10-K for fiscal 2009 required restatement to properly record 750,000 common stock purchase warrants we issued in connection with our January 31, 2008 private placement as a derivative warrant liability.  Neither income from operations nor cash flows were impacted as part of the restated financial statements for the year ended December 31, 2009 (refer to Explanatory Note included in the Annual Report on Form 10-K/A as filed on July 23, 2010).

(2) On December 21, 2010, TDR, entered into an agreement with Heilongjiang Tang Wang He Forest Bureau, pursuant to which we acquired the rights to grow and harvest herbs and other plants on approximately 74,000 acres of forest land in the Xiao Xing’an Mountain region in Heilongjiang Province, China, for a 30-year term expiring December 20, 2040. Pursuant to the agreement, we may utilize the herbs and other plants we grow on the forest land as raw materials in connection with the production of our products, as well as sell these raw materials to third parties. Our total rent for the 30-year term is approximately $36 million (RMB 240 million). This new arrangement is intended to provide our TCM business a hedge against fluctuations in raw material prices. We plan to evaluate the land in the second quarter of 2011, after which we will develop a strategic plan for its use.

(3) Amount primarily relates to the net proceeds received in connection with the private offering we completed on January 31, 2008.

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

Recently, our overseas sales have decreased, due primarily to the loss of a key distributor. However, we will seek to increase our worldwide sales efforts by contracting with qualified, reputable overseas sales agents.

For the year ended December 31, 2010, total revenues were $132,661,000, compared to $130,092,000 and $91,816,000 for the years ended December 31, 2009 and 2008, respectively. Net income was $35,957,000, or $2.14 per share, in 2010, compared to net income of $30,980,000, or $1.86 per share, in 2009, and net income of $28,857,000, or $1.87 per share, in 2008, as calculated on a diluted basis for all periods presented.

All of our business is conducted through our wholly-owned subsidiary, ACPG which, in turn, wholly owns TDR, and TDR’s subsidiaries.

Recent Developments

In January 2010, we relocated our headquarters to our new executive offices in the Song Bei New Development District in Harbin, PRC. Our new corporate headquarter cost approximately $13 million to complete and are being used to accommodate our administration, research and development, accounting, and sales functions. The facilities have a land area of 35,000 square meters and office area of 14,000 square meters.

During the third quarter of 2010, a domestic distributor and an overseas sales agent terminated their business relationship with us. These two customers accounted for an aggregate of 10%, 21% and 18% of our total revenues for the years 2010, 2009 and 2008 respectively. We expect to replace these customers with new relationships over time.

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that grants us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forest land in the Xiao Xing'an Mountain region for a term of 30 years. The cost of the land use rights for the forest land is approximately $36 million (RMB 240 million). We intend to utilize the planting area to produce herbs and other ingredients for use in TCM and various health foods. We believe this agreement provides our TCM business with a hedge against fluctuations in raw material prices and also potentially creates new revenue streams for our company. We plan to evaluate the land in the second quarter of 2011, after which we will develop a strategic plan for its use.

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

During the third quarter of 2010, a domestic distributor and an overseas sales agent terminated their business relationship with us. These two customers accounted for an aggregate of 10%, 21% and 18% of our total revenues for the years 2010, 2009 and 2008, respectively. We are seeking to replace these customers with new relationships over time.

Until late 2009, our Slim Patch products were one of our best selling products both domestically and outside of the PRC. Beginning in the fourth quarter of 2009, the Chinese government issued new regulations and restrictions prohibiting television advertisement of weight loss products in the PRC. These new regulations and restrictions have negatively impacted the Slim Patch distribution channel in the PRC. Our revenues generated from sales of Slim Patch products in the China domestic market of were approximately $4,615,000 and $10,431,000 for 2010 and 2009, respectively. In addition, following an oversea agent’s termination of its business relationship with us, in the third quarter of 2010, our overseas sales of Slim Patch products also declined. Revenues generated from the overseas sales of our Slim Patch product were approximately $7,063,000 and $10,121,000 for 2010 and 2009, respectively. We expect sales of our Slim Patch products in the PRC to remain lower for the foreseeable future due to the Chinese government’s restrictions, and to remain lower overseas until we are able to enter into a distribution agreement with a new overseas sales agent.

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers. Prior to June 2009, we were able to minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales. However, due to our forecasts for certain cost increases of raw materials and the overhead costs for storing such raw materials in fiscal 2010, we began to increase our inventory levels toward the second half of 2009. We anticipate vendor price increases of certain raw materials in the future due to unforeseen natural disasters and inflation.

On December 21, 2010, we entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives the Company the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forested land in the Xiao Xing'an Mountain region commencing December 21, 2010. We believe this arrangement provides our TCM business with a hedge against fluctuations in raw material prices. We plan to evaluate the land in the second quarter of 2011, after which we will develop a strategic plan for its use.

Results of Operations

For the years ended December 31, 2010, 2009 and 2008

Revenues, Cost of Goods Sold, Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during each of the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
	($ in thousands)
	2010	Variance	2009	Variance	2008
Product Sales (net of sales allowance)	$132,661	2%	$130,092	51%	$86,161
Contract Sales	0	-	0	-	5,655
Total Revenues	$132,661	2%	$130,092	42%	$91,816

Cost of goods sold	36,007	14%	31,671	41%	22,403

Gross Profit	$96,654	-2%	$98,421	42%	$69,413
Gross Profit Margin	72.9%	-2.8%	75.7%	0.1%	75.6%

Year over year – 2010 to 2009

Total revenues increased by approximately $2,569,000, or 2%, from approximately $130,092,000 in the year ended December 31, 2009, to approximately $132,661,000 for the year ended December 31, 2010.

In the first half of 2010, we achieved revenue growth of 22.2%, as compared to the same period in 2009. Our revenues were approximately $69,663,000 and $57,015,000 for the six month period ended June 30, 2010 and 2009, respectively. The increase in revenue was primarily due to strong sales from our Ointment and Other product categories. This positive variance was partially offset by decreased revenues from the sales of our Slim Patch and Diagnostic Kits (refer to “Revenues by Product Category” below).

Our revenues declined by 13.8% in the second half of 2010, as compared to the same period in 2009. Our revenues were approximately $62,998,000 and $73,077,000 for the period from July 1, 2010 to December 31, 2010 and July 1, 2009 to December 31, 2009, respectively. The decline in revenues was principally due to weaker sales of products in our Patches, Sprays and Diagnostic Kits product categories, due in part to the termination of two major customer relationships during the third quarter of 2010. There was no revenue generated in the second half of 2010 from these two customers. Revenues generated from the two discontinued customers were $12,960,000, $27,549,000 and $16,850,000 or 10%, 21% and 18% of our total revenues for the years 2010 2009, and 2008, respectively.

Cost of goods sold increased by $4,336,000, or 13.7%, for the fiscal year 2010 compared to 2009. The gross profit margin decreased by 2.8%, from 75.7% in 2009 to 72.9% in 2010. The higher cost of goods sold and lower gross profit margin was mainly due to inflation and unforeseen natural disasters which caused an increase in the price of raw materials we use to produce certain of our products, including Honey Suckle Flower and Notoginseng. Another contributing factor, in 2010, was our sales and marketing strategy to promote certain of our products which have less market competition by coordinating with reputable distributors who have extensive market channels. These distributors seek lower sales prices, which has had and will continue to have a negative impact on our overall gross product margins.

Year over year – 2009 to 2008

Total revenues increased by approximately $38,276,000, or 42%, from approximately $91,816,000 in the fiscal year ended December 31, 2008, to approximately $130,092,000 for the fiscal year ended December 31, 2009.  The increase in our revenues is primarily attributable to increase in our product sales related to:

•	strong performances from our sales distribution channels, obtained by our hiring of additional direct territory managers and sales agents;

•	increased marketing and advertising expenditures of approximately $7,228,000, from approximately $7,299,000 in fiscal 2008 to approximately $14,527,000 in fiscal 2009; and

•
the full-year effect of revenues generated  in 2009 from sale products acquired in connection with our Tianlong and Peng Lai business acquisitions in 2008. Tianlong products generated revenues of approximately $43,138,000 and $13,803,000 in 2009 and 2008, respectively, and Peng Lai, products generated revenues of approximately $11,188,000 and $2,164,000 in 2009 and 2008, respectively.

The increase in our product sales in 2009 were partially offset by our discontinuance of all Contract Sales, which we began to phase out in fiscal 2008.

Cost of goods sold increased by approximately $9,268,000, or 41%, to approximately $31,671,000 in fiscal 2009 compared to the prior year. This increase was directly related to an increase in our sales.

Gross profit increased by 42%, from approximately $69,413,000 in 2008, to approximately $98,421,000 in 2009. Our gross margin remained constant for the two years at approximately 76%.

Revenues by Product Category

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the fiscal years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31
	($ in thousands)
	2010		2009		2008
Product Category	Revenues		Revenues		Revenues
Ointments	$38,368	28.9%	$28,862	22.2%	$23,068	25.1%
Patches	28,850	21.7%	40,770	31.3%	35,484	38.6%
Sprays	14,080	10.6%	18,499	14.2%	10,613	11.6%
Drops	11,959	9.0%	7,483	5.8%	314	0.3%
Suppositories	7,840	5.9%	5,310	4.1%	1,615	1.8%
Diagnostic Kits	5,485	4.1%	10,239	7.9%	8,781	9.6%
Others	26,079	19.7%	18,929	14.5%	11,941	13.0%
Total	$132,661	100%	$130,092	100%	$91,816	100%

	No. of Products Marketed Each Year
Product Category	2010	2009	2008
Ointments	26	18	20
Patches	5	7	5
Sprays	16	15	19
Drops	10	4	4
Suppositories	16	14	7
Diagnostic Kits	3	3	3
Others	44	30	32
Contract Sales	0	0	7
Total:	120	91	97

Year over year – 2010 to 2009

	Revenues for the Years Ended December 31
	($ in thousands)
Product Category	2010	2009	Variance
Ointments	$38,368	$28,862	$9,506	32.9%
Patches	28,850	40,770	-11,920	-29.2%
Sprays	14,080	18,499	-4,419	-23.9%
Drops	11,959	7,483	4,476	59.8%
Suppositories	7,840	5,310	2,531	47.6%
Diagnostic Kits	5,485	10,239	-4,754	-46.4%
Others	26,079	18,929	7,150	37.8%
Total	$132,661	$130,092	$2,569	2.0%

We marketed 120 products in the year 2010, compared to 91 products in 2009. Our annual revenues in 2010 were $132,661,000, as compared to $130,092,000 in 2009, or an increase of $2,569,000, or approximately 2%. In the third quarter of 2010, one domestic distributor and one overseas sales agent terminated their business relationships with us. Revenues generated from these two customers were $12,960,000, $27,549,000 and $16,850,000 or approximately 10%, 21% and 18% of our total revenues for 2010, 2009, and 2008, respectively. The table below summarized revenues generated from these two former distributors.

	Revenues generated from the two distributors for the Years Ended December 31
	($ in thousands)
Product Category	2010		2009		2008
	Domestic	Overseas	Domestic	Overseas	Domestic	Overseas
Ointments	$1,662	-	$6,724	-	$7,632	-
Patches	4,787	1,559	5,399	2,004	6,233	-
Sprays	1,363	-	3,576	-	-	-
Diagnostic Kits	3,542	-	9,738	-	2,985	-
Others	47	-	108	-	-	-
Total	$11,401	1,559	$25,545	2,004	$16,850	-

Revenues generated from our Ointment products were $38,368,000 in 2010, compared to $28,862,000 in 2009, an increase of $9,506,000, or 32.9%. The revenue increase was primarily due to the $1,511,000 of revenues from additional eight new Ointment products launched in 2010, which was partially offset by the decreased revenues due to a domestic distributor terminating its business relationship with us. Revenues generated from Compound Camphor Cream were $18,872,000 and $12,392,000 in 2010 and 2009, respectively. This increase is primarily due to our continued efforts to promote and advertise this product. The revenues from our Ointment products from the domestic distributor that terminated its relationship with us decreased from $6,724,000 in 2009 to $1,662,000 in 2010. Management is currently seeking new channel distributors to replace these sales.

Revenues generated from our Patch products were $28,850,000 in 2010 compared to $40,770,000 in 2009, a decrease of $11,920,000, or 29.2%. The decrease in revenues was primarily due to certain regulations and restrictions the Chinese government launched in the fourth quarter of 2009, which prohibit television advertising of weight loss products in the PRC. Revenues generated from sales of our Slim Patch products were $11,678,000 and $20,553,000 for the years ended 2010 and 2009, respectively.

Revenues generated from our Spray products decreased by $4,419,000, or 23.9%, in 2010 compared to 2009, primarily due to decreased sales of our FuShuang Spray, JiaoShuang Spray, and JieYin Spray products. The decrease in revenues was primarily due to the loss in the third quarter of 2010 of a key domestic distributor. Revenues from our Spray products generated from this domestic distributor decreased from $3,576,000 in 2009 to $1,363,000 in 2010. Management is currently seeking new channel distributors to replace this relationship.

Revenues generated from our Drops products increased by $4,476,000, or 59.8%, compared to 2009, primarily due to increased revenues from the sale of our Naphazoline Hydrochloride Eye Drops and the six additional Drops products we launched in 2010. Revenues generated from Naphazoline Hydrochloride Eye Drops were $7,401,000 and $4,955,000 for the years 2010 and 2009, respectively. Revenues generated from the six additional Drops products were $1,521,000 in 2010.

Revenues generated from our Suppositories products increased by $2,531,000, or 47.6%, compared to 2009, primarily due to the increase sales of original products and our two additional Suppositories products launched in 2010. Our new Suppositories products added revenues of $592,000 in 2010.

Revenues generated from our Diagnostic Kits decreased by $4,754,000, or 46.4%, in 2010 compared to 2009, primarily from decreased sales of our Cardiac Arrest Early Examination Kits. Revenues from our Cardiac Arrest Early Examination Kit were $3,015,000 and $7,739,000 in 2010 and 2009, respectively. Revenues from the sale of Diagnostic Kits decreased from $9,738,000 in 2009 to $3,542,000 in 2010. The primary reason for this decrease was the termination of a key distributor business relationship with us in August 2010. Management is currently seeking new channel distributors to replace this distributor.

Revenues generated from our Other products category increased by $7,150,000, or 37.8%, as compared to 2009. The revenue increase is primarily due to the sales increase of our Metronidazole and Chlorhexidine Washing Fluid products, and the launch of 12 new products in 2010. Revenues from the sale of our Metronidazole and Chlorhexidine Washing Fluid products increased by $1,779,000 in 2010 compared to 2009 due primarily to the hiring of a new distributor we engaged in the second quarter of 2010. Revenues from our 12 new products in our Other products category were $3,132,000 in 2010.

Year over year – 2009 to 2008

In 2008, we acquired significant new products to promote and sell in connection with our business acquisitions of Tianlong (in April 2008) and Peng Lai (in September 2008). In addition, in 2008, we changed our business model for sales and began to enter into both distribution agreements with the larger regional sales agents and sales contracts with nationwide chain pharmacies. Our revenues increased in 2009 ($130,092,000) compared to 2008 ($91,816,000), primarily due to the change in our distribution networks. As a result of signing agreements with these distributors, revenues from products in the Patches, Sprays, and Diagnostic Kits categories increased 14.9%, 74.3%, and 16.6% year over year. The revenue increase of approximately $5,794,000 in the Ointment category, and the revenue increase of approximately $6,988,000 in Other products category, are primarily due to our increased spending in marketing and advertising for certain products in these categories. Another contributing factor for the increase is the full-year effect of revenues generated from products we acquired in connection with our Tianlong and Peng Lai business acquisitions.

Out of the 91 products we commercialized in fiscal 2009, 10 products accounted for approximately 68% of our total revenue. Out of the 97 products we commercialized in fiscal 2008, 10 products accounted for approximately 72% of our total revenue.

Operating Expenses

The following table summarizes the changes in our operating expenses for the years ended December 31, 2010, 2009 and 2008:

	For the Years ended December 31,
	($ in thousands)
	2010	Variance	2009	Variance	2008
Operating Expenses
Selling expense	$30,454	-1%	$30,763	34%	$22,968
General and administrative expense	5,052	21%	4,191	67%	2,514
Depreciation and amortization	3,919	74%	2,255	163%	858
Research and development	19,614	31%	14,960	102%	7,413
Total operating expenses	$59,039	13%	$52,170	55%	$33,753
Percentage of operating expenses to revenues	44.5%		40.1%		36.8%

Year over year – 2010 to 2009

Total operating expenses increased by approximately $6,869,000, or 13%, from approximately $52,170,000 for the fiscal year ended December 31, 2009, to approximately $59,039,000 for the fiscal year ended December 31, 2010.

Selling expenses decreased by $309,000, or 1%, in 2010 compared with 2009, while revenues increased 2% in 2010 compared with 2009, due primarily to our more efficient cost management in 2010.

General and administrative expenses for the year ended December 31, 2010 increased approximately $861,000, or 21%, compared with 2009. This increase in expense was primarily due to our increased compensation costs associated with the higher number of executives and managers in 2010 (353 staff members) compared with 2009 (201 staff members).

Depreciation and amortization expenses in 2010 increased by approximately $1,664,000, or 74%, compared with 2009. This increase was primarily due to the acquisition of two proprietary technologies (Antroquinonol and Small RNA Technologies) in the fourth quarter of 2009. These proprietary technologies were acquired at a cost $10,969,000 and are being amortized over an estimated life of 10 years.

Research and development expenses were approximately $19,614,000 in the year ended December 31, 2010, compared to approximately $14,960,000 for 2009. The increased R&D expenses in 2010 were primarily due to our ongoing research and development of certain proprietary technologies as discussed in “Item. 1 – Business – Research and Development” above.

For other income and expenses, we recorded a gain of $8,889,000 and loss of ($4,807,000) for the years ended December 31, 2010 and 2009, respectively, due to the change in fair value of our outstanding derivative warrant liability. The derivative warrant liability relates to our issuance of 750,000 common stock purchase warrants with anti-dilution protection in connection with our January 31, 2008 private placement.

Year over year – 2009 to 2008

Total operating expenses increased by approximately $18,417,000, or 55%, from approximately $33,753,000 in the year ended December 31, 2008, to approximately $52,170,000 for the year ended December 31, 2009.

Selling expenses increased by approximately $7,795,000 in 2009 compared with 2008. This increase was primarily related to increased costs of advertising from approximately $7,299,000 in 2008 to approximately $14,527,000 in 2009, resulting from our increased marketing and sales efforts to promote our new products obtained in connection with our Tianlong and Peng Lai business acquisitions.

General and administrative expenses for the year ended December 31, 2009 increased approximately $1,677,000, or 67%, compared with 2008. This increase was primarily due to an expense related to employees’ share-based compensation (fair value at issuance date of approximately $1,242,000) for common shares we issued in December 2009 ($316,000 in 2008).

Depreciation and amortization expenses in 2009 increased by approximately $1,397,000, or 163%, compared with 2008. This increase was primarily due to:

•
the amortization of certain proprietary technologies (Monoclonal Antibody and Breast Cancer technology) we acquired in the fourth quarter of 2008, in the amount of approximately $6.6 million, which are being amortized over an estimated life of 10 years; and

•	the full year effect of depreciation and amortization of tangible and intangible assets we acquired in the business acquisitions we consummated in 2008.

Research and development expenses were approximately $14,960,000 in the year ended December 31, 2009, compared to approximately $7,413,000 for 2008. The increased R&D expenses in 2009 were primarily due to our ongoing research and development of certain proprietary technologies as discussed in “Item. 1 – Business – Research and Development” above.

For other income and expenses, we recorded a non-cash charge of $4,807,000 for the year ended December 31, 2009 due to the change in fair value of our outstanding derivative warrant liability. The derivative warrant liability relates to our issuance of 750,000 common stock purchase warrants with anti-dilution protection in connection with our January 31, 2008 private placement.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of December 31, 2010 and 2009 and for each of the years then ended:

	As of December 31,
	($ in thousands, except ratio and days)
	2010	2009
		(restated)

Cash and cash equivalents	$43,124	$52,756
Current ratio	8.0	3.9
Quick ratio	7.7	3.8
Average accounts receivable collection days	60.8	51.6
Average inventory turnover days	36.7	21.6
Working capital	$57,426	$56,895
Inventories	$2,409	$2,413

Cash provided by (used in):
Operating activities	$32,596	$33,449
Investing activities	$(44,573)	$(21,154)
Financing activities	$94	$29

As of December 31, 2010, cash and cash equivalents were approximately $43,124,000 as compared to $52,756,000 at December 31, 2009. We had working capital at December 31, 2010 of approximately $57,426,000, compared to $56,895,000 at December 31, 2009.We consider current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2011. A summary of our cash flows from operating activities, investing activities and finance activities are summarized as follows:

Cash flows generated from our operating activities were $32,596,000 for the year ended December 31, 2010, compared to $33,449,000 for the year ended December 31, 2009.

Cash flows used in investing activities were $44,573,000 for the year ended December 31, 2010 compared to $21,154,000 in 2009.Cash flows used in investing activities in 2010 were primarily attributable to (i) our cash outlay in 2010 of approximately $36.0 million related to our agreement with Heilongjiang Tang Wang He Forest Bureau, which gives us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forested land in the Xiao Xing'an Mountain region for 30 years, commencing December 21, 2010, and (2) our land deposit of approximately $7.3 million, which is being reserved for our bid on a parcel of land located in the “Scientific and Technological Innovation City” in Harbin. We plan to build a new biopharmaceutical research center and manufacturing facilities if we win the bid. In 2009, cash flows used in investing activities primarily related to of the use of approximately $9.9 million, in connection with our construction of our new corporate headquarters, as well as the purchase of proprietary technologies for Antroquinonol, a drug used for treatment of lung and liver cancers in the amount of approximately $5.1 million, and Small RNA diagnosing technology, used for detecting heart diseases in its early stage, in the amount of approximately $5.8 million.

Cash flows provided from financing activities was approximately $94,000 for the year ended December 31, 2010, compared to approximately $29,000 for the same period in 2009.

Our current ratio was 8.0 at December 31, 2010 compared to 3.9 at December 31, 2009, and the quick ratio was 7.7 at December 31, 2010 compared to 3.8 at December 31, 2009. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

We calculate accounts receivable turnover by averaging the opening and closing balances of out accounts receivable during that period and dividing that amount by our average daily sales during that period.  Since accounts receivables fluctuate over the course of each quarter, in order to determine a more representative accountant receivables collection days, management calculates the turnover rate on a quarter-by-quarter basis. Our average daily sales and turnover for each quarter during 2009 and 2010 were as follows:

	Average Daily Sales	Average A/R
Quarter Ended	($ in thousands)	($ in thousands)	Turnover Days

31-Mar-10	$321	$19,865	61.9
30-Jun-10	$448	$21,274	47.5
30-Sep-10	$393	$23,500	59.7
31-Dec-10	$291	$21,558	74.0
2010 Annual Average			60.8
31-Mar-09	$276	$14,528	52.7
30-Jun-09	$354	$15,125	42.8
30-Sep-09	$475	$19,921	41.9
31-Dec-09	$324	$22,403	69.0
2009 Annual Average			51.6

Accounts receivable turnover days fluctuate from quarter to quarter due to the following:

•	Sales revenue varies, which results in changing average daily sales;

•	Accounts receivable collections are slower during the fourth fiscal quarter and the first fiscal quarter, partly due to the Chinese public holidays within that period (about three weeks in total).

•	During the second and third quarter of each year, due to stronger sales volume, the product turnover rate at our distributors and agents is higher, resulting in their shorter accounts payable periods.

•
In the third quarter of 2010, two distributors terminated the business relationship with us, which negatively impacted our revenues in the third and fourth quarter of 2010, and prolonged the account receivable turnover days.

During 2010 and 2009, our average inventory turnover was approximately 37 and 22 days, respectively.  Since sales and costs of goods sold fluctuate over the course of each quarter, in order to determine a more representative inventory rate, management calculates inventory rate on a quarter-by-quarter basis, and then takes the average of the resulting numbers. Management calculates our inventory turnover rate using total inventory rather than just finished goods, because our production cycle is of an extremely short duration.

Our inventory turnover days for the years ended December 31, 2010 and 2009 were calculated by using average daily costs of goods sold and average inventory for each quarter were as follows:

	Average Daily COGS	Average Inventory
Quarter Ended	($ in thousands)	($ in thousands)	Turnover Days
31-Mar-10	$81	$2,318	28.7
30-Jun-10	$123	$3,891	31.6
30-Sep-10	$106	$4,935	46.3
31-Dec-10	$84	$3,360	40.0
2010 Annual Average			36.7
31-Mar-09	$67	$891	13.3
30-Jun-09	$85	$1,446	17.0
30-Sep-09	$118	$2,335	19.7
31-Dec-09	$76	$2,755	36.3
2009 Annual Average			21.6

One reason for the quarterly fluctuations in our number of inventory turnover days is that, historically, our inventory is at its lowest levels at the end of each calendar year and in the first fiscal quarter.  We draw down our inventory levels in December of each year for two main reasons.  Our customers want to receive goods prior to the holiday season.  In addition, the first and fourth calendar quarters are traditionally our slowest sales periods.  Since a lower volume of sales activity normally occurs during the first quarter of each calendar year, we believe it is prudent to avoid incurring unnecessary inventory carrying costs.  At the appropriate time toward the end of the first calendar quarter of each fiscal year, we begin to ramp up our inventory levels to prepare for increased demand during the coming stronger selling periods.

Historically, we signed agreements with suppliers that allowed us to hold extra raw materials at the cost of the suppliers.  As a result, we could minimize our own inventory carrying costs, and improve our cash management, by keeping the inventory at the minimum level required to support the short-term sales.  However, due to the forecast of certain cost increases of raw materials, management began to increase the inventory levels since the second half of 2009. As a result, the number of inventory turnover days in each fiscal quarter of 2010 was higher than in the comparable quarter of 2009.

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

We used the net proceeds from the Offering primarily for: (a) the Tianlong, Haina and Peng Lai business acquisitions in 2008, (b) new product marketing, (c) expenses related to the Offering and the Registration Statement (defined below), and (d) general working capital purposes.

As of the Closing Date, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which we agreed that within sixty (60) calendar days of the Closing Date (the “Filing Date”), we would file a registration statement (the “Registration Statement”) with the SEC, on the appropriate form, covering the resale of (i) the Purchased Shares, and (ii) the common stock issuable upon exercise of the Purchased Warrants (the “Warrant Shares”) (collectively (i) and (ii), the “Registrable Securities”). Further, we agreed to use our best efforts to (a) cause the Registration Statement to be declared effective within one hundred twenty (120) calendar days from the Filing Date, or, if reviewed by the SEC, within one hundred fifty (150) calendar days after the Filing Date, and (b) keep the Registration Statement continuously effective until all of the Registrable Securities have been sold, or may be sold without volume restrictions pursuant to Rule 144 (the “Registration Requirements”). On September 29, 2010, we filed the Registration Statement which was declared effective on November 9, 2010.

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of our Common Stock, at an exercise price of $12.50 per share (the “Exercise Price”), and have the following additional characteristics:

•
The Class A Warrants became exercisable beginning on the six-month anniversary of the Closing Date and were originally set to expire three years thereafter (the “Expiration Date”); provided, however, if, among other things, we failed to cause a Registration Statement covering the Warrant Shares to be declared effective prior to the applicable dates set forth in the Registration Rights Agreement (the “Effectiveness Deadlines”), the Expiration Date of the Class A Warrants shall be extended one day for each day beyond the Effectiveness Deadlines. The Expiration Date has been reset to December 21, 2013.

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

•
At anytime following the date a Registration Statement covering the Warrant Shares is declared effective, we will have the ability to call the Class A Warrants at a price of $0.01 per Class A Warrant, upon thirty (30) days prior written notice to the holders of the Class A Warrants, provided (i) the closing price of the common stock exceeded $18.75 for each of the ten (10) consecutive trading days immediately preceding the date that the call notice is given by us, and (ii) we attained an Adjusted EPS of at least $1.75 per share for the fiscal year ending December 31, 2008, as set forth in our audited financial statements.

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

As of March 1, 2011, we have 593,800 Class A Warrants outstanding. If all of these Class A Warrants were exercised for cash pursuant to their terms, we would receive $7,422,500 in proceeds, although there can be no assurance that any of these Class A Warrants or placement agent warrants will be exercised for cash.

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

While our significant accounting policies are more fully described in Note 4 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Significant estimates include values and assigned lives to acquired tangible and intangible assets, uncollectible accounts receivable, impairment testing of goodwill and other long-lived assets and the valuation allowance related to deferred taxes in the U.S. Actual results may differ from these estimates.

Accounts receivable

Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts.  The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness.  As of December 31, 2010 and December 31, 2009 our allowance for doubtful accounts was zero and $56,000, respectively.

Inventories

Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method.  Inventory units are valued using the weighted average method.  Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions.  There are no inventory reserve provision recorded at December 31, 2010 and 2009.

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

Property and equipment are evaluated for impairment in value on at least an annual basis or whenever an event or change in circumstances indicates that the carrying values may not be recoverable.  If such an event or change in circumstances occurs and potential impairment is indicated because the carrying values exceed the estimated future undiscounted cash flows of the asset, we will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value.  We did not record any impairment charges in the years ended December 31, 2010, 2009 and 2008.

Derivative warrant liability

The Class A Warrants (“the Warrants”) issued in connection with our January 31, 2008 private placement include a reset provision which would be triggered if we issue common shares below the exercise price of $12.50 as defined in the Warrant. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly, ASC 815-40 which was effective as of January 1, 2009, has been applied resulting in a reclassification of the warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. We used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at December 31, 2010 include a term of approximately 3.0 years; volatility of 80.0% and a risk free interest rate of 0.98%.

Intangible assets

Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.”  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized.  We review our long-lived assets, including our intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.  Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value.  We recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other approximate methods.  We did not record any impairment charges for the years ended December 31, 2010, 2009 and 2008.

Our Intangible assets consist of proprietary technologies, SFDA licenses for drug batch numbers, and goodwill. The fair value of goodwill, proprietary technologies and SFDA licenses recorded in our financial statements are appraised on at least an annual basis or whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. Intangible assets with finite useful lives are amortized over their estimated useful life.  SFDA licenses for drug batch numbers were acquired through our business acquisitions of Tianlong and Peng Lai.  Goodwill was recorded when we acquired Tianlong’s Beijing sales office and Haina.  We have registered “Kang Xi” as our trademark, which is used for all of our TCM products.  The “Kang Xi” trademark was developed internally and registered by TDR before we became a public company.  As a result, our cost basis in this trademark is nominal.  Therefore, we did not have our “Kang Xi” trademark appraised, or record an intangible asset for it.  Additionally, none of the costs associated with the trademark have been capitalized.

As of December 31, 2010, the remaining weighted average life of our intangible assets is approximately 7 years.

Revenue recognition

Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We believe that all of these criteria are satisfied upon shipment of our products from our facilities.  Historically, our estimated returns, allowances and claims have been deemed immaterial.  Our sale agreements only allow a return if the product has quality related issues.  In such event, we accept the return for equivalent product exchange from inventory only.

We occasionally apply to various government agencies for research grants.  Revenue from such research grants is recognized when earned.  In situations where we receive payment in advance for the performance of research and development services, such amounts are deferred and recognized as revenue as the related services are performed.

Research and Development

Research and development expenses include the costs associated with our internal research and development, as well as research and development conducted by outside third parties.  These costs primarily consist of salaries, clinical trials, outside consultants, and materials.  All research and development costs are expensed as incurred.

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

We incurred research and development expenses of approximately $19,614,000, $14,960,000 and $7,413,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

Recent Accounting Pronouncements

Refer to Note 4 to the Financial Statements included in Item 8 of this Annual Report on Form 10-K, which discusses new accounting pronouncements we adopted during 2010, as well as accounting pronouncements recently issued or proposed but not yet required to be adopted.

Contractual Obligations and Commercial Commitments

As of December 31, 2010, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, and other long term liabilities reflected on our balance sheet under GAAP.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the year ended December 31, 2010 were denominated primarily in RMB, the currency of China, and were converted into U.S. dollars at the exchange rate of 6.77875 RMB to 1 U.S. Dollar. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2010, we do not invest or trade market risk sensitive instruments or have any debt subject to interest rate fluctuations.

Substantially all of our revenues and expenses are denominated in RMB.  Since 1994, the exchange rate for the RMB against the U.S. dollar has remained relatively stable, most of the time in the region of approximately RMB 8.00 to U.S. $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. Currently, exchange rates are approximately RMB 6.8 to U.S. $1.00 resulting in the increase in price of Chinese products to U.S. purchasers.  As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  If we decide to convert RMB into U.S. dollars and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB that we convert would be reduced.

Inflation in China has not materially impacted our results of operations in recent years, but we can provide no assurance that we will not be affected in the future.  According to the PRC National Bureau of Statistics, the inflation rate in the consumer price index in China was -0.7%, 5.9% and 4.8%, in 2009, 2008, and 2007, respectively. The CPI increased by 3.0% in first ten months in 2010, as compared to the same period last year.

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earned an annual interest income yield of approximately 0.36% for the year ended December 31, 2010.  For all the bank accounts in the PRC, we earned interest income of approximately $129,000, $71,000 and $112,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Item 8.  Financial Statements and Supplementary Data.

Index to the Consolidated Financial Statements of China Sky One Medical, Inc.

PAGE

Reports of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2010, 2009 (restated) and 2008	F-3

Consolidated Balance Sheets at December 31, 2010 and 2009 (restated)	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 (restated) and 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 (restated) and 2008	F-6

Notes to Consolidated Financial Statements	F-7 – F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Sky One Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Sky One Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2009 financial statements have been restated.

/s/ MSPC
MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York
March 11, 2011

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
$ in thousands, except share and per share data

	Years Ended December 31,
	2010	2009	2008
		(Restated)
Revenues	$132,661	$130,092	$91,816
Cost of Goods Sold	36,007	31,671	22,403
Gross Profit	96,654	98,421	69,413

Operating Expenses
Selling expense	30,454	30,763	22,968
General and administrative expense	5,052	4,191	2,514
Depreciation and amortization	3,919	2,255	858
Research and development	19,614	14,960	7,413
Total Operating Expenses	59,039	52,170	33,753

Income from Operations	37,615	46,251	35,659

Other Income (Expenses)
Interest Income	129	71	112
Miscellaneous income (Expenses)	(1)	(32)	702
Change in fair value of derivative warrant liability	8,889	(4,807)	-
Total Other Income (Expenses)	9,017	(4,768)	814

Income Before Provision for Income Tax	46,633	41,483	36,473

Provision for income taxes	10,676	10,503	7,616

Net Income	$35,957	$30,980	$28,857

Basic Earnings Per Share	$2.14	$1.87	$1.91

Basic Weighted Average Shares Outstanding	16,803,396	16,575,885	15,101,833

Diluted Earnings Per Share	$2.14	$1.86	$1.87

Diluted Weighted Average Shares Outstanding	16,803,396	16,668,452	15,429,136

Other Comprehensive Income
Foreign currency translation adjustment	$5,125	$312	$3,295
Net income	35,957	30,980	28,857
Comprehensive Income	$41,082	$31,292	$32,152

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Balance Sheets
$ in thousands, except share data

	2010	2009
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$43,124	$52,756
Accounts receivable, net	20,080	21,146
Inventories	2,409	2,413
Prepaid and other current assets	21	74
Total current assets	65,634	76,389

Property and equipment, net	28,960	15,491
Intangible assets, net	23,155	25,114
Construction in progress	19	12,932
Land use rights, net	40,844	4,586
Land and construction deposit	13,612	5,851

Total Assets	$172,224	$140,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,309	$4,186
Taxes payable	3,225	3,873
Derivative warrant liability	1,674	11,435
Total current liabilities	8,208	19,494

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred none issued and outstanding stock ($0.001 par value, 5,000,000 shares authorized)	-	-

Common stock ($0.001 par value, 50,000,000 shares authorized, 16,940,539 and 16,714,267 issued and outstanding at December 31, 2010 and 2009, respectively)	17	17
Additional paid-in capital	39,252	37,188
Retained earnings	113,742	77,785
Accumulated other comprehensive income	11,005	5,879
Total stockholders' equity	164,016	120,869

Total Liabilities and Stockholders’ Equity	$172,224	$140,363

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
$ in thousands, except share data

					Accumulated
			Additional		Other	Total
			Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance at December 31, 2007	12,228,363	$12	$9,573	$20,388	$2,272	$32,245

Issuance of common stock through private placement, net	2,500,000	3	23,485	-	-	23,488
Warrants and options exercised under cash and cashless	1,142,302	1	1,866	-	-	1,867
Issuance of common stock under business acquisitions	405,456	-	4,865	-	-	4,865
Share-based compensation	30,063	-	316	-	-	316
Foreign currency translation adjustment	-	-	-	-	3,295	3,295
Net income	-	-	-	28,857	-	28,857

Balance at December 31, 2008	16,306,184	$16	$40,105	$49,245	$5,567	$94,933

Cumulative effect adjustment upon adoption of ASC 815 (formerly EITF 07-5)	-	-	(4,188)	(2,440)	-	(6,628)
Warrants and options exercised under cash and cashless	355,239	-	29	-	-	29
Share-based compensation	52,844	-	1,242			1,242
Foreign currency translation adjustment	-	-	-	-	312	312
Net income (restated)	-	-	-	30,980	-	30,980

Balance at December 31, 2009 (Restated)	16,714,267	$17	$37,188	$77,785	$5,879	$120,869

Cumulative effect adjustment upon adoption of ASC 815 (formerly EITF 07-5)	-	-	872	-	-	872
Warrants and options exercised under cash and cashless	76,584	-	94			94
Share-based compensation	149,688	-	1,099	-	-	1,099
Foreign currency translation adjustment					5,125	5,125
Net income	-	-	-	35,957	-	35,957

Balance at December 31, 2010	16,940,539	$17	$39,252	$113,742	$11,005	$164,016

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
$ in thousands

	Years Ended December 31,
	2010	2009	2008
		(Restated)
Cash Flows From Operating Activities
Net income	$35,957	$30,980	$28,857
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Allowance for bad debt	-	17	38
Depreciation and amortization	4,366	2,747	858
Share-based compensation	1,099	1,242	316
Change in fair value of derivative liability	(8,889)	4,807	-
Decrease (increase) in operating assets:
Accounts receivable and other receivables	1,806	(6,204)	(3,398)
Inventories	84	(1,948)	(66)
Prepaid expenses and others	(9)	92	(24)
Increase (decrease) in operating liabilities:
Accounts payable and accrued liabilities	(1,058)	1,215	(678
Tax payable	(760)	501	1,660
Deferred revenue	-	-	(26)
Net cash provided by operating activities	32,596	33,449	27,538

Cash Flows From Investing Activities
Purchase of property and equipment, etc.	(36,885)	(254)	(11,167)
Land and construction deposit	(7,339)	-	-
Construction in progress	(349)	(9,932)	4
Purchase of intangible assets	-	(10,968)	(11,951)
Net cash used in investing activities	(44,573)	(21,154)	(23,115)

Cash Flows From Financing Activities
Sale of common stock for cash, net of offering costs	-	-	23,488
Proceeds from warrants conversion	94	29	1,868

Net cash provided by financing activities	94	29	25,355

Effect of exchange rate changes on cash and cash equivalents	2,250	272	1,318

Net (Decrease) Increase in Cash and Cash Equivalents	(9,632)	12,468	31,097

Cash and Cash Equivalents at Beginning of Year	52,756	40,288	9,191

Cash and Cash Equivalents at End of Year	$43,124	$52,756	$40,288

Supplemental disclosure of cash flow information
Interest paid	$-	$-	$135
Income taxes paid	$11,309	$10,164	$6,630

See accompanying notes to the consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business

China Sky One Medical Inc. ("China Sky One" or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the Company changed the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc."

China Sky One is a holding company whose principal operations are through its wholly-owned subsidiaries; it has no revenues separate from its subsidiaries, and has expenses related to its status as a public reporting company and to its ownership interest in American California Pharmaceutical Group, Inc. (“ACPG”) and Harbin City Tian Di Ren Medical Science and Technology Company. (“TDR”).

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
Notes to Consolidated Financial Statements

As of October 16, 2006, the Company organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR (“Tian Qing”), to conduct research and development in the areas of tissue and stem cell banks.  As of December 31, 2010, Tian Qing had insignificant operation.

2.	Restatement – Year 2009

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

After discussions with the Audit Committee of its Board of Directors and the Company’s independent registered public accounting firm, management has determined to file the Amended Form 10-K to reflect the corrections made in response to these accounting errors.  The correction of the errors impacts the Company’s consolidated financial statements, but has no impact on the Company’s income from operations or cash flows.  Additionally, the Company determined that the application of ASC 815-40 did not have a material impact on its financial statements for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009.

The following table ($ in thousands, except per share information) show the effects of the restatement on the Company's consolidated balance sheet as of December 31, 2009 and consolidated statements of operations and comprehensive income for the year ended December 31, 2009:

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	As of December 31, 2009
	As Previously Recorded	As Restated
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Derivative warrant liability	$1,330	$11,435

TOTAL CURRENT LIABILITIES	$9,389	$19,494

SHAREHOLDERS' EQUITY
Additional paid in capital	$41,376	$37,188
Retained earnings	$83,702	$77,785

TOTAL SHAREHOLDERS' EQUITY	$130,974	$120,869

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$140,363	$140,363

	Year Ended December 31, 2009
	As Previously Recorded	As Restated
INCOME FROM OPERATIONS	$46,251	$46,251

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	$(1,330)	$(4,807)

Total other income (expense)	$(1,291)	$(4,768)

INCOME BEFORE PROVISION FOR INCOME TAXES	$44,960	$41,483
Provision for income taxes*	$10,503	$10,503
NET INCOME	$34,457	$30,980

BASIC EARNINGS PER SHARE	$2.08	$1.87

DILUTED EARNINGS PER SHARE	$2.07	$1.86

COMPREHENSIVE INCOME	$34,769	$31,292

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Acquisitions

Land Rights:

On December 21, 2010, TDR, entered into an agreement (the “Agreement”) with Heilongjiang Tang Wang He Forest Bureau, pursuant to which the Company acquired the rights to grow and harvest herbs and other plants on approximately 74,000 acres of forest land in the Xiao Xing’an Mountain region in Heilongjiang Province, China, for a 30-year term expiring December 20, 2040.  Pursuant to the Agreement, the Company may utilize the herbs and other plants it grows on the forest land as raw materials in connection with the production of the Company’s products, as well as the sale to third parties.  The Company’s total rent for the 30-year term is approximately $36 million (RMB 240 million). This new arrangement is intended to provide our TCM business a hedge against fluctuations in raw material prices.

Business:

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

The following table summarizes the approximate estimated fair values of the assets acquired in the Tianlong acquisition.

$ in thousands
Fixed assets and proprietary technologies	$6,315
Intangible assets – SFDA licenses for drug batch numbers	1,787
Other	170
Net assets acquired	$8,272

On April 18, 2008, TDR entered into an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCM, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. At the time, Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjiang office of the State Food and Drug Administration (“SFDA”). The SFDA issues such licenses to resellers of medicines that maintain certain quality controls. The GSP license, which was issued as of December 21, 2006, and will expire on January 29, 2012,enabled the Company to expand its sales of medicinal products without having to go through a lengthy license application process.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the approximate estimated fair values of the assets acquired in the Haina acquisition.

$ in thousands
Cash	$84
Intangible assets - Goodwill	353
Net assets acquired	$437

Pursuant to the Equity Transfer Agreement, TDR acquired 100% of the issued and outstanding capital stock of Haina from its three stockholders in consideration for payment of 3,000,000 RMB (approximately $437,000). TDR had been overseeing the operations of Haina since January of 2008 as part of its due diligence prior to closing of this acquisition.

On June 9, 2008, TDR entered into a Merger and Acquisition Agreement with Peng Lai Jin Chuang Company, a corporation organized under the laws of the PRC (“Peng Lai”), which was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. Pursuant to the agreement, TDR acquired all of the assets of Peng Lai in consideration for an aggregate of approximately (i) U.S.$2.5 million in cash, and (ii) 381,606 shares of the Company’s common stock with a fair value of approximately $4.6 million (at $12 per share). The acquisition of Peng Lai closed on September 5, 2008.

The following table summarizes the approximate estimated fair values of the assets acquired in the Peng Lai acquisition.

$ in thousands
Fixed assets	$4,177
Intangible assets - SFDA licenses for drug batch numbers	2,917
Net assets acquired	$7,094

The following table contains pro forma condensed consolidated statement of operations information assuming the Tianlong, Haina and Peng Lai transactions closed on January 1, 2008, for the year ended December 31, 2008.  Peng Lai’s operations were dormant until October 2008.

For the Year Ended December 31, 2008
($ in thousands)
Revenues	$92,378
Operating income	$35,747
Net income	$28,934
Basic earnings per common share	$1.92
Basic weighted average shares outstanding	15,358,843
Diluted earnings per common share	$1.88
Diluted weighted average shares outstanding	15,686,146

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

These financial statements are stated in U.S. Dollars and have been prepared in accordance with accounting principles generally accepted in the U.S. This basis of accounting differs from that used under applicable accounting requirements in the PRC. No material adjustment was required. Management has made certain reclass entries within the consolidated financial statements for the year ended December 31, 2009 to conform with the year 2010 presentation.

Use of estimates – The preparation of these financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reported periods.

Significant estimates include values and assigned lives to acquired tangible and intangible assets, uncollectible accounts receivable, impairment testing of goodwill and other long-lived assets and the U.S. income tax valuation allowance. Actual results may differ from these estimates.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earn interest income (annual yield of approximately 0.36% for the year ended December 31, 2010). For all the bank accounts in the PRC, we earned interest income of approximately $129,000, $71,000 and $112,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. As of December 31, 2010 and 2009, the Company’s allowance for doubtful accounts was zero and $56,000, respectively.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the first-in, first-out method. Inventory units are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. The Company recorded no inventory reserve position as of December 31, 2010 and 2009.

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying value exceeds the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges of property and equipment in the years ended December 31, 2010, 2009 and 2008.

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

Intangible assets – Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived tangible and intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other appropriate methods. The Company did not record any impairment charges for the years ended December 31, 2010, 2009 and 2008.

Our intangible assets consist of proprietary technologies, SFDA licenses for drug batch numbers and goodwill. Proprietary technologies are technologies that we acquired either from the business acquisition of Tianlong or in the normal course of business.  The SFDA licenses for drug batch numbers were acquired in the business acquisitions of Tianlong and Peng Lai.  We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. As a result, the Company’s cost basis in the trademark is nominal. Therefore, the Company did not have its “Kang Xi” trademark appraised, or recorded an intangible asset for it. Additionally, none of the costs associated with the trademark have been capitalized.

Derivative Instruments –The Class A Warrants issued in connection with the Company’s January 31, 2008 private placement include a reset provision which would be triggered if the Company issues common shares below the exercise price of $12.50 as defined under the Warrant Agreement. Accordingly, effective January 1, 2009, the Company reclassified the Warrants at their fair value to a derivative warrant liability measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants.  Significant assumptions used at December 31, 2010 include a term of approximately 3.0 years; volatility of 80.0% and a risk free interest rate of 0.98%.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Revenue recognition - Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that all of these criteria are satisfied upon product shipment from its facilities. Historically, the Company’s estimated returns, allowances and claims have been deemed immaterial. The Company’s sale agreements only allow a return if the product has quality related issues. In such event, the Company accepts the return for equivalent product exchange from inventory only.

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
The Company incurred research and development expenses of $19,614,000, $14,960,000 and $7,413,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

Advertising – The Company signs contracts with agents who then place its advertising in the mediums of television, radio and internet.  Advertising expense is incurred in the period the advertisements take place. Thus, costs of advertising are expensed as incurred. Advertising costs for the years ended December 31, 2010, 2009, and 2008 were $16,311,000, $14,527,000 and $7,299,000, respectively.  An immaterial amount of the Company’s advertisement expenses in 2010, 2009, and 2008 were related to advertising production costs.  Advertising costs are reported as part of selling expenses in the consolidated statements of operations.

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

Enterprise income tax

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the Company’s income tax rate for TDR and its subsidiaries for the years ended December 31, 2010, 2009, and 2008:

Income Tax Rate:

	2010	2009	2008
TDR	15%	15%	15%
First	15%	15%	25%
Tianlong	15%	15%	12%
Haina	25%	25%	25%
Peng Lai	2% of Revenue	2% of Revenue	25%

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

Contributions to the pension or retirement plan are calculated at 22% of the employees’ salaries above a fixed threshold amount. The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred costs of $212,000, $209,000 and $89,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values at December 31, 2010 and 2009 because of the relatively short-term maturity of these instruments.  The fair value of derivative instruments is provided by the use of an independent third party valuation expert.  Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Subsequent Events

The Company evaluated subsequent events through the date of filing of this Form 10-K in accordance with the Subsequent Events Topic of the FASB Accounting Standards Codification under ASC topic 855, and determined that there were no subsequent events that need to be reported.

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

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones. The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010. Early adoption is permitted.  The new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. Under EITF 07-5, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11 (a) of Statement 133. The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of this exception , we have determined that the Class A Warrants  issued under our Private Placement which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly effective on January 1, 2009, we were required to reclassify the Class A Warrants to liabilities under ASC 815-40 (formerly EITF 07-5). The adoption of this new guidance in 2009 had a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The new accounting guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new accounting guidance is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and was adopted by the Company in the first quarter of fiscal year 2009. The new guidance will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to us cannot be determined until a transaction occurs.

Standards Not Yet Adopted

In December 2010, the FASB issued new accounting guidance related to the goodwill impairment test for reporting units with zero or negative carrying values.  The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more than likely than not that goodwill impairment exists, an entity should consider whether any adverse qualitative factors indicate that impairment may exist. The qualitative factors are consistent with existing guidance and examples in paragraph 350-20-35-30 which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below carrying value. The new accounting guidance is to be applied prospectively for fiscal years, and interim periods within those years beginning after December 15, 2010 for public entities. Early adoption is not permitted.

In December 2010, the FASB issued new accounting guidance on business combinations (Topic 805). The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. The new accounting guidance is to be applied prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5.           Revenues by Product Category and Geographic Region

In 2010, 2009 and 2008, overseas sales were approximately $7,100,000, $10,121,000 and $7,570,000, respectively.

Our total revenues during fiscal 2010, 2009, and 2008 were approximately $132,661,000, $130,092,000 and $91,816,000, respectively. The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the fiscal years ended December 31, 2010, 2009, and 2008:

	For the Years Ended December 31,
	($ in thousands)
	2010		2009		2008
Product Category	Revenues		Revenues		Revenues
Ointments	$38,368	28.9%	$28,862	22.2%	$23,068	25.1%
Patches	28,850	21.7%	40,770	31.3%	35,484	38.6%
Sprays	14,080	10.6%	18,499	14.2%	10,613	11.6%
Drops	11,959	9.0%	7,483	5.8%	314	0.3%
Suppositories	7,840	5.9%	5,310	4.1%	1,615	1.8%
Diagnostic Kits	5,485	4.1%	10,239	7.9%	8,781	9.6%
Others	26,079	19.7%	18,929	14.5%	11,941	13.0%
Total	$132,661	100%	$130,092	100%	$91,816	100%

	No. of Products Marketed Each Year
Product Category	2010	2009	2008
Ointments	26	18	20
Patches	5	7	5
Sprays	16	15	19
Drops	10	4	4
Suppositories	16	14	7
Diagnostic Kits	3	3	3
Others	44	30	32
Contract Sales	0	0	7
Total:	120	91	97

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In the third quarter of 2010, one domestic and one overseas distributor terminated their business relationships with the Company. The revenues generated from the two customers were $12,960,000, $27,549,000 and $16,850,000 or 10%, 21% and 18% of our total revenue for the year 2010 2009, and 2008, respectively. The table below summarized revenues generated from the two distributors.

	Revenues generated from the two distributors for the Years Ended December 31,
	($ in thousands)
Product Category	2010		2009		2008
	Domestic	Overseas	Domestic	Overseas	Domestic	Overseas
Ointments	$1,662	$-	$6,724	$-	$7,632	$-
Patches	4,787	1,559	5,399	2,004	6,233	-
Sprays	1,363	-	3,576	-	-	-
Diagnostic Kits	3,542	-	9,738	-	2,985	-
Others	47	-	108	-	-	-
Total	$11,401	$1,559	$25,545	$2,004	$16,850	$-

6.           Concentrations of Business and Credit Risk

Substantially all of the Company's long-lived assets and business operations are located in the PRC.

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of December 31, 2010 the Company held $679,000 of cash balances within the U.S. and all of the deposits were within the FDIC insurance limits. At December 31, 2010, the Company had $42,435,000 in China bank deposits, which is not insured.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company does not set aside any reserves for product liability risks or other potential claims. The Company’s policy is to record losses associated with its lack of insurance coverage at such time as a realized loss is incurred. Historically, the Company has not had any material losses in connection with its lack of insurance coverage and was not party to any material pending legal proceedings as of December 31, 2010. Management’s intention is to use the Company’s working capital to fund any such losses incurred due to the Company’s exposure to inadequate insurance coverage.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

Major Customers

For the year ended December 31, 2010, no customers accounted for 10% or more of our total revenues. For the year ended December 31, 2009, sales to Harbin Shiji Baolong Medicine Company and Shanxi Xintai Medicine Company accounted for approximately 16% and 11% of total revenues, respectively.   For the year ended December 31, 2008, sales to Shanxi Xintai and Harbin Shiji Baolong accounted for 15% and 12% of our total revenues, respectively.   No other customers accounted for 10% or more of our total revenues in 2009, and 2008.

Major Suppliers

Heilongjiang Kangda Medicine Company, Shenzhen Hong Yuan and Harbin Zhong Jia Medicine Company accounted for 42%, 12% and 11% of our total inventory purchases for the year ended December 31, 2010, respectively. Heilongjiang Kangda Medicine Company and Harbin Zhong Jia Medicine Company accounted for approximately 42% and 16% of our total inventory purchases for the year ended December 31, 2009, respectively. Heilongjiang Kangda Medicine Company accounted for approximately 33% of our total inventory purchases for the year ended December 31, 2008. No other suppliers accounted for 10% or more of our total inventory purchases in 2010, 2009, and 2008.

7.           Earnings per Share

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

Warrants to purchase 593,800 shares of common stock with exercise prices of $12.50 were outstanding and exercisable as of December 31, 2010. These stock warrants to purchase 593,800 shares of common stock were excluded from the computation of diluted earnings per share due to the exercise price being above the average market price of our common stock for the year ended December 31, 2010. The stock options may dilute earnings per share in the future. Stock warrants to purchase 750,000 shares of common stock were outstanding and exercisable as of December 31, 2009. Stock warrants and options to purchase 1,151,000 shares of common stock were outstanding and exercisable as of the year ended December 31, 2008. The outstanding common stock equivalents in 2009 and 2008 were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods. As of December 31, 2008, there were 12,500 options with exercise price of $3.65 outstanding and remained unvested. These options were all exercised on a cashless basis during the fiscal year of 2009.

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

The following table sets forth our computation of basic and diluted net income per share for the years ended December 31, 2010, 2009 and 2008:

	$ in thousands,
	except share and per share data
	For the years ended December 31,
	2010	2009 (restated)	2008
Numerator:
Net income used in calculation of basic and diluted earnings per share	$35,957	$30,980	$28,857

Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	16,803,396	16,575,885	15,101,833
Effect of dilutive securities:
Warrants and Options	-	92,567	327,303
Weighted-average common shares used in calculation of diluted earnings per share	16,803,396	16,668,452	15,429,136

Net income per share:
Basic	$2.14	$1.87	$1.91
Diluted	$2.14	$1.86	$1.87

8.           Equity and Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC Topic 718, “Compensation - Stock Compensation” (“ASC Topic 718”), for options granted to employees and directors, using the modified prospective transition method, and therefore have not restated results from prior periods. Compensation cost for all stock-based compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. Under the fair value recognition provisions of ASC Topic 718, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line prorated basis over the requisite service period of the award. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB No. 107”), regarding the SEC’s guidance on ASC Topic 718 and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in the adoption of ASC Topic 718.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of December 31, 2010, a total of 376,095 common shares have been granted based on the 2006 Plan to Company employees and consultants. These 376,095 common shares are as follows:

(a)
In 2006, non-qualified options to purchase a total of 113,500 shares were granted under the 2006 Plan to certain company employees and consultants. All of the options had an exercise price of $3.65 per share. All of the options were exercised on a cashless basis at various prices during 2009 in exchange for an aggregate of 85,295 common shares.

(b)	In 2007, a total of 30,000 restricted shares were granted to certain company employees at a fair value of $195,000.

(c)	In 2008, a total of 30,063 restricted shares were granted to certain company employees, consultants, and independent directors at a fair value of $316,000.

(d)
In 2009, a total of 52,844 restricted shares were granted to certain company employees, consultants, and independent directors. The fair value of these shares is determined to be approximately $1,242,000 based on the stock closing price at the date of the grant.

(e)
In November 2010, we issued an aggregate of 149,688 restricted shares of restricted stock to a total of 28 individuals under the Plan estimated at a fair value of approximately $1,099,000 based on the closing price at the date of the grant.

Issuance of shares of common stock

In 2010, we granted and issued 149,688 shares of restricted stock under the 2006 Plan. In addition, an aggregate of 76,584 shares of our common stock were issued in connection with the exercise of outstanding warrants and stock options of ours, as follows:

(a)	In January 2010, warrants to purchase an aggregate of 148,700 shares of our common stock at $12.50 per share were exercised on a cashless basis at various prices in exchange for 69,084 common shares.

(b)	In March 2010, warrants to purchase an aggregate of 7,500 shares of our common stock at $12.50 per share were cash exercised, for aggregate proceeds of $93,750.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(c)
In November 2010, we issued an aggregate of 149,688 shares of restricted stock to a total of 28 individuals under the 2006 Plan. The fair value of these shares is determined to be approximately $1,099,000 based on the stock closing price at the date of the grant.

In 2009, we issued an aggregate of 408,083 shares of our common stock in connection with the exercise of outstanding warrants and stock options of ours, as follows:

•
In January 2009, warrants to purchase an aggregate of 8,334 shares of our common stock, which we issued to “accredited” investors in connection with the private offering we completed in October 2006, were cash exercised at a price of $3.50 per share, for aggregate proceeds of $29,169.

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

9.           Securities Purchase Agreement and Related Transaction

On January 31, 2008 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), for the purchase and sale of units consisting of an aggregate of: (i) 2,500,000 shares of the Company’s common stock, and (ii) Class A Warrants to purchase 750,000 additional shares of the Company’s common stock exercisable at $12.50 per share, and expiring on December 21, 2013 (the “Class A Warrants”), for a purchase price of $10.00 per unit (the “Unit Purchase Price”), or gross offering proceeds of $25.0 million (the “2008 Offering”).  The Company received net proceeds of approximately $23.5 million in connection with the 2008 Offering.

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
Notes to Consolidated Financial Statements

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10.           Outstanding Warrants and Options

	Shares Underlying Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2009	750,000	$12.5
Exercised (See Note 7)	156,200
Outstanding as of December 31, 2010	593,800	$12.5

The Class A Warrants represented the right to purchase an aggregate of 593,800 shares of Common Stock of the Company granted with the Securities Purchase Agreement, at an exercise price of $12.50 per share and with a weighted average remaining life of approximately 3.0 years, all were exercisable as of December 31, 2010, and have the following additional characteristics:

The Class A Warrants issued in our January 31, 2008 Offering described in Note 9 above, represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share, and have the following additional characteristics:

•
The Class A Warrants became exercisable beginning on the six-month anniversary of the closing of the January 2008 Offering and were original set to expire on December 21, 2013. Because the Company did not meet its requirements to register the shares underlying the Class A Warrants on a timely basis, the expiration date of the Class A Warrants have been extended to December 21, 2013.

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

Adjusted Warrant Price = (A x B) + D
A+C

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Upon any adjustment to the Exercise Price for a standard anti-dilution adjustment (other than in the case of a dividend or distribution of indebtedness or assets (other than cash)), or for a below exercise price issuance, the number of Warrant Shares is adjusted to a number of shares obtained by multiplying the number of Warrant Shares immediately prior to such adjustment by a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment.  On the Closing Date, the Company’s management assessed the Class A Warrants and concluded the Class A Warrants were indexed to the Company’s own stock and as such equity classification was proper pursuant to the scope exception in ASC 815-10-15-74 (formerly paragraph 11(a) of SFAS 133).  There was no issuance of securities during 2010 and 2009 which would have resulted in an adjustment to the Exercise Price or number of Warrant Shares.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. Under EITF 07-5, instruments which contain full ratchet anti-dilution provisions will no longer be considered indexed to a company’s own stock for purposes of determining whether it meets the first part of the scope exception in paragraph 11 (a) of Statement 133. The adoption of this EITF required us to (1) evaluate our instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. Based upon applying this approach to instruments within the scope of this exception , we have determined that the Class A Warrants issued under our January 31, 2008 Private Placement which were classified in stockholders’ equity on December 31, 2008, no longer meet the definition of Indexed to a Company’s Own Stock provided in the Consensus. Accordingly effective on January 1, 2009, we were required to reclassify the Class A Warrants to liabilities under ASC 815-40 (formerly EITF 07-5). The adoption of this new guidance in 2009 had a material impact on our consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company records changes in the fair value of its derivative warrant liability as part of other income or (loss). For the year ended December 31, 2010, the Company recorded a gain of $8,889,000 and a loss of $4,807,000 for the year ended December 31, 2009 resulting from the Company’s adoption of ASC 815-40 effective January 1, 2009.

The Company used the Monte Carlo valuation model to estimate the fair value of the derivative warrant liability. Significant assumptions used at December 31, 2010 include a term of approximately 3.0 years, expected volatility of 80.0% and a risk free interest rate of 0.98%. Significant assumptions used at December 31, 2009 include a term of approximately 3.7 years, expected volatility of 60% and a risk free interest rate of 2.72%.

11.           Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the first-in, first-out method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of December 31, 2010 and 2009, inventories consist of the following:

	$ in thousands
	December 31,	December 31,
	2010	2009
Raw Material	$1,044	$1,192
Work-in-Process	647	578
Finished Products	718	642
Total Inventories	$2,409	$2,413

The inventory level at December 31, 2010 was maintained at approximately the same level as December 31, 2009. We believe the inventory level at December 31, 2010 is sufficient to support our short term sales.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

12.           Property and Equipment, net

As of December 31, 2010 and 2009, Property and Equipment, net consist of the following:

	$ in thousands
	December 31,	December 31,
	2010	2009
Buildings and improvements	$25,185	$10,570
Machinery and equipment	5,961	5,868
Transportation equipment	1,188	955
Furniture and equipment	392	325
Total Property and Equipment	32,726	17,718
Less: Accumulated Depreciation	(3,766)	(2,227)
Property and Equipment, Net	$28,960	$15,491

For the years ended December 31, 2010, 2009 and 2008, annual depreciation expense totaled $1,428,000, $926,000 and $584,000, respectively.

Depreciation expense included with cost of goods sold for 2010, 2009 and 2008, amounted to $447,000, $491,000 and $226,000, respectively.

13.           Intangible Assets, net

Intangible assets consist of proprietary technologies that we purchased during our normal course of business. The SFDA licenses for drug batch numbers and goodwill were acquired in connection with our business acquisitions of Tianlong and Peng Lai in 2008.

A breakdown of our intangible assets, net by subsidiaries as of December 31, 2010 is as follows:

	Intangible Assets as of December 31, 2010, net ($ in Thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,163	$-	$4,676	$10,869	$-	$16,708
SFDA licenses for drug batch numbers	-	-	1,594	-	4,067	5,661
Goodwill	420	366	-	-	-	786
Total	$1,583	$366	$6,270	$10,869	$4,067	$23,155

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2010, the weighted average amortization period for our proprietary technologies and SFDA licenses for drug batch numbers is approximately 8 years.

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

Amortization expense of our intangible assets with finite lives and land use rights for each of the years ended December 31, 2010, 2009 and 2008 was approximately $2,938,000, $1,821,000 and $274,000, respectively.

Future amortization of intangible assets for the next five years and thereafter is as follows:

Years Ended December 31,	$ in thousands
2011	$2,812
2012	2,812
2013	2, 812
2014	2, 812
2015	2, 812
Thereafter	8,309
$22,369

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

14.           Taxes Payable

Taxes payable for the years ended December 31, 2010 and 2009 consists of the following:

	December 31,
	($ in thousands)
	2010	2009
Value Added Tax, net	$1,169	$1,291
Enterprise Income Tax	1,886	2,452
City Tax	81	43
Other Taxes and additions	89	86
Total Taxes Payable	$3,225	$3,873

15.           Income Taxes

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the statutory income tax rate for TDR and its subsidiaries for the years ended December 31, 2010, 2009 and 2008:

Income Tax Rate	2010	2009	2008
TDR	15%	15%	15%
First	15%	15%	25%
Tianlong	15%	15%	12%
Haina	25%	25%	25%
Peng Lai	2% of Revenue*	2% of Revenue*	25%

*
Reflects a 25% Tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 92% of revenue regardless of its taxable income.

All favorable tax rates for TDR, First, Tianlong and Peng Lai will expire by the end of fiscal year 2010. The company is going to seek renewal of these favorable tax rates in fiscal 2011.

The Company’s effective tax rate was approximately 22.9% in fiscal 2010. If the Company’s effective tax rate was 25% in 2010, its net income would have been $34,975,000, and its basic and diluted earnings per share would have been $2.08 and $2.08, respectively.

The Company’s effective tax rate was approximately 25.3% in fiscal 2009. If the Company’s effective tax rate was 25% in 2009, its net income would have been $31,112,000, and its basic and diluted earnings per share would have been $1.88 and $1.87, respectively.

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

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. Net operating loss (“NOL”) carryforwards only apply to the Company’s U.S. holding companies because they incurred certain general and administrative expenses without generating any revenue and, therefore, incurred operating losses. In fiscal 2010, the $6,434,000 of income before income tax in U.S. holding companies includes a gain of $8,889,000 from the change in fair value of its derivative warrant liability. Management’s position is that it is more likely than not that any future tax benefits from the U.S. holding companies will not be realized, and, as such, a full valuation allowance has been recorded as of December 31, 2010.

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

A reconciliation of the statutory income tax provision to the Company’s income tax provision for each of the years ended December 31, 2010, 2009 (restated) and 2008 is as follows:

	($ in thousands)
	Year Ended December 31, 2010
	China	U.S.	Total
Income before income taxes	$40,199	$6,434	$46,633
Statutory tax rate	25%	34%	26.2%
Expected statutory income tax expense (benefit)	10,050	2,188	12,238
Change in valuation allowance	-	(2,188)	(2,188)
Tax rate changes – Special Entity	626	-	626
Income tax expense	$10,676	$-	$10,676
Effective tax rate	26.6%	-	22.9%

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	($ in thousands – restated)
	Year Ended December 31, 2009
	China	U.S.	Total
Income (loss) before income taxes	$48,300	$(6,800)	$41,500
Statutory tax rate	25%	34%	23.6%
Expected statutory income tax expense (benefit)	12,100	(2,300)	9,800
Change in valuation allowance	-	2,300	2,300
Tax rate changes – Special Entity	(1,600)	-	(1,600)
Income tax expense	$10,500	$-	$10,500
Effective tax rate	21.7%	-	25.3%

	($ in thousands)
	Year Ended December 31, 2008
	China	U.S.	Total
Income (loss) before income taxes	$37,900	$(1,400)	$36,500
Statutory tax rate	25%	34%	24.7%
Expected statutory income tax expense (benefit)	9,500	(500)	9,000
Change in valuation allowance	-	500	500
Tax rate changes –Special Entity	(1,900)	-	(1,900)
Income tax expense	$7,600	$-	$7,600
Effective tax rate	20.1%	-	20.8%

 Net deferred tax assets relate solely to the U.S. holding companies, consist of the following components as of December 31:

	($ in thousands)
	2010	2009
		(restated)
Deferred tax assets:
NOL carryforwards	$3,400	$2,500
Unrealized change in fair value of derivative warrant liability	(600)	2,400
Total	2,800	4,900
Less valuation allowance	(2,800)	(4,900)
Net deferred tax asset	$-	$-

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company recognizes that virtually all tax positions in the PRC are not free of uncertainty due to tax law and policy changes by the government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based upon facts and circumstances known to the Company and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2010, is not material to the results of operations, financial position or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2010, if recognized would not have a material effect on its effective income tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial position or cash flows.

The Company’s corporate tax returns are subject to examination in both China and the U.S. for the years 2007 through 2010.

16.           Land Use Rights and Construction in Progress

The Company considers the fact that, in the PRC, there is no land ownership but rather land use right and it is more appropriate to allocate land use rights under a separate category and amortize land use rights based on 50 years of the land use rights, or the term of the lease.

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives the Company the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forested land in the Xiao Xing'an Mountain region for 30 years, commencing December 21, 2010. As part of the transaction, the Company paid upfront approximately $36 million (RMB 240 million) in cash. Land use rights, net, are approximately $40,844,000 and $4,586,000 as of December 31, 2010 and 2009, respectively.

During the second quarter in 2007, TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase  land use rights for 50 years for the development of a new corporate headquarters with a  biotech engineering lab (the “Corporate Headquarters”). In fiscal 2010, the Company completed construction of the Corporate Headquarters and began occupancy. The Corporate Headquarters was constructed at a cost of approximately 13 million.

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

The Company, like any other distributor or manufacturer of products is exposed to the inherent risk of product liability claims in the events of possible injuries caused by the use of its products. The Company does not have liability insurance with respect to product liability claims; the insurance environment of China is neither sufficient nor mature. Inadequate insurance or lack of contractual indemnification from parties supplying raw materials or marketing its products, and product liabilities related to defective products could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which the Company might be involved in the future are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

18.           Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly operating results for the four quarters ended December 31, 2010. The Company believes that all adjustments of a normal recurring natural have been made to present fairly the related quarterly results:

	$ in thousands, except per share data
	First	Second	Third	Fourth
Year 2010	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$28,903	$40,760	$36,193	$26,805	$132,661
Gross profit	$21,628	$29,544	$26,397	$19,085	$96,654
Income from operations	$10,122	$13,701	$9,455	$4,337	$37,615
Net income	$12,589	$12,242	$8,595	$2,531	$35,957
Basic EPS	$0.75	$0.73	$0.51	$0.15	$2.14
Diluted EPS	$0.74	$0.73	$0.51	$0.15	$2.14

China Sky One Medical, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s selected unaudited quarterly operating results for the four quarters ended December 31, 2009. The Company believes that all adjustments of a normal recurring natural have been made to present fairly the related quarterly results:

	$ in thousands, except per share data
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year 2009	(restated)	(restated)	(restated)	(restated)	(restated)
Revenues	$24,834	$32,181	$43,227	$29,850	$130,092
Gross profit	$18,793	$24,429	$32,330	$22,869	$98,421
Income from operations	$9,051	$12,082	$16,030	$9,088	$46,251
Net income	$9,482	$8,391	$12,590	$517	$30,980
Basic EPS	$0.58	$0.51	$0.76	$0.02	$1.87
Diluted EPS	$0.57	$0.51	$0.75	$0.02	$1.86

On June 22, 2010, the Company’s management determined that the Company’s previously filed financial statements for the quarterly periods ended March 31, June 30, September 30 and December 31, 2009, included in the Form 10-K, should no longer be relied upon due to an error in such financial statements with respect to the accounting for warrants, which were previously recorded as equity instruments in accordance with generally accepted accounting principles in effect through December 31, 2008. Management concluded that the quarterly financial statements in this Form 10-K required restatement to properly record 750,000warrants, issued in connection with its January 31, 2008 private placement (the “Warrants”), as a derivative liability. The fair value of the derivative warrant liability calculated using the Monte Carlo valuation model were $6,628,000, $4,389,000, $5,455,000, $5,323,000 and $11,435,000 for each of the valuation dates on January 1, March 31, June 30, September 30 and December 31 2009, respectively.

The cumulative effect of the Company’s adoption of ASC 815-40 as of January 1, 2009, resulted in a reduction of retained earnings and paid-in capital of $4,188,000 and $2,440,000, respectively, and the establishment of a derivative liability of $6,628,000 as of January 1, 2009.

The following table sets forth the selected unaudited quarterly results for the four quarters ended December 31, 2009, as previously recorded:

	$ in thousands, except per share data
Year 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$24,834	$32,181	$43,227	$29,850	$130,092
Gross profit	$18,793	$24,429	$32,330	$22,869	$98,421
Income from operations	$9,051	$12,082	$16,030	$9,088	$46,251
Net income	$7,243	$9,457	$12,459	$5,298	$34,457
Basic EPS	$0.44	$0.57	$0.75	$0.32	$2.08
Diluted EPS	$0.43	$0.57	$0.74	$0.32	$2.07

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management, including our chief executive officer and chief financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective at a reasonable assurances level.

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

In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Our Independent Registered Public Accounting Firm, MSPC, has audited and issued a report on management’s assessment of the Company's internal control over financial reporting. The report of MSPC is included in its Report of Independent Registered Public Accounting Firm on page F-2 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by MSPC Certified Public Accountants and Advisors, an independent registered public accounting firm, as stated in their audit report, which is included as a part of our 2010 Financial Statements filed as Item 9 of this report.

Changes in Internal Control Over Financial Report

During our fourth fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

Except as set forth below, there was no information we were required to disclose in a report on Form 8-K during the fourth quarter of our fiscal year ended December 31, 2010, or subsequent period through the date hereof, which was not so reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers during the fiscal year ended December 31, 2010, and the subsequent period through the date hereof:

Name	Age	Position
Liu Yan-qing	47	Chief Executive Officer, President and Chairman of the Board of Directors
Han Xiao-yan	44	Vice Chairman and Director
Stanley Hao	40	Vice President, Secretary and Director
Pan Hong-yu	30	Chief Financial Officer and Treasurer
Song Chun-fang	71	Director
William Wei Lee	56	Director
Zhao Jie	48	Director
Qian Xu-feng	43	Director

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

Stanley Hao has been employed by us in various capacities since June 2008 and currently as Vice President, Secretary and a Director since November 2010. From November 2008 till August 2010, Mr. Hao Served the Company as Chief Financial Officer, Secretary and a Director.  From January 2006 through June 2008, Mr. Hao served as President’s Assistant and Financial Officer for Sumitomo Group Canadian Branch, an integrated trading company.  Prior to this, commencing in September 2004, Mr. Hao served as Marketing Executive and Canadian Market Analyst for MGM Mirage, an entertainment company which owns and operates casino properties.  From September 1997 through the time he joined MGM Mirage, he was Chief Executive Officer of SunnyZone Consulting Co. Ltd., a financial consulting company he co-founded.  Mr. Hao holds a Bachelor’s degrees in Economics and Arts from Beijing Union University and an MBA from the University of Phoenix.

Pan Hong-yu has been our Chief Financial Officer and Treasurer since November 2010. Mr. Pan attended St. Gallen University in Switzerland from August 2009 through September 2010, where he obtained his Masters of Business Administration (MBA) degree. Prior to preparing for and then returning to school to acquire an MBA, Mr. Pan served as Audit Manager at JA Solar Holdings Co., Ltd., a Nasdaq-listed company engaged in the design, development, production and sales of high-performance solar energy products, from July 2007 through December 2008. Before this, Mr. Pan served as a Senior Auditor in the Beijing office of Deloitte CPA Ltd., from July 2004 through June 2007. Mr. Pan received a Bachelor of Accounting degree from Tsinghua University in China in 2004.

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

•
Stanley Hao’s prior experiences as Financial Officer for Sumitomo Group Canadian Branch, Marketing Executive and Canadian Market Analyst for MGM Mirage, and Chief Executive Offer of SunnyZone Consulting Co. Ltd., a financial consulting company he co-founded, give him extensive knowledge of accounting, the capital markets, financial reporting and financial strategies. In addition, his employment with us in senior executive positions since June 2008, has given him extensive knowledge of our business industry, customers and other strategic relationships.

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

Audit Committee

The Audit Committee is responsible for the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee also reviews and discusses with management and the board of directors, such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. The Audit Committee is required at all times to be composed exclusively of directors who, in the opinion of our board of directors, are free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. The Audit Committee is comprised of solely independent directors, Messrs. William Wei Lee and Zhao Jie and Ms. Qian Xu-feng. Management believes, in good faith, that each of these members are considered “independent” under applicable Nasdaq rules, and that William Wei Lee qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.

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

Compliance with Section 16(a) of the Exchange Act

 To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended December 31, 2009 except that:  (i) Song Chun-fang filed a late Form 4 on January 26, 2010, to report the grant of 1,662 shares of common stock under our 2006 Stock Incentive Plan as of November 23, 2010, (ii) Qian Xu-feng filed a late Form 4 on January 26, 2010, to report the grant of 1,662 shares of common stock under our 2006 Stock Incentive Plan as of November 23, 2010, (iii) Zhao Jie filed a late Form 4 on January 26, 2010, to report the grant of 1,662 shares of common stock under our 2006 Stock Incentive Plan as of November 23, 2010, and (iv) William Wei Lee filed a late Form 4 on February 3, 2010, as amended on February 11, 2010, to report the grant of 2,076 shares of common stock under our 2006 Stock Incentive Plan as of November 23, 2010.

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

Our practice is to periodically consider awarding stock bonuses based upon, among other things, accomplishments of key objectives and overall performance.  In addition, from time-to-time the committee may approve payment of stock bonuses to executives or key contributors for special accomplishments or other reasons.    In 2010, the Board determined to award our executive officers, independent directors and certain employees in the form of stock grants valued in the aggregate amount of approximately 1% of our total revenues.  The Board then considered each recipients performance and responsibilities in allocating the stock grants among the participants.

Change in Control and Employment Agreements

Through 2010 we had no change-in-control agreements, severance agreements or employment agreements of any kind, nor are there plans to institute change-in-control agreements, severance agreements or employment agreements in the near future.

Stock Ownership Guidelines

We have not implemented any stock ownership requirements for our named executive officers.  We have issued stock options to our named executive officers, which we believe allows management to own equity in our company and accordingly align their interest with those of other shareholders.

Summary Compensation Table

The following table provides information regarding the compensation for each person serving as a principal executive officer or a principal financial officer of the Company during the year ended December 31, 2010, and the other most highly compensated officers during that period whose compensation exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Liu Yan-qing,	2010	35,405	274,325	-	309,730
Chairman, Chief Executive Officer	2009	35,083	439,152	-	474,235
and President	2008	34,320	51,380	-	85,700
Han Xiao-yan	2010	26,554	210,320	-	236,874
Vice Chairman and Director	2009	27,774	336,683	-	364,457
	2008	25,680	40,120	-	65,800
Pan Hong-yu(2)	2010	738	11,010	-	11,748
Chief Financial Officer	2009	-	-	-	-
	2008	-	-	-	-
	2010	17,702	91,442	-	109,144
Stanley Hao(3)	2009	17,542	146,384	-	163,926
Vice President, Secretary and Director	2008	17,542	11,424	-	28,966

(1)
In fiscal year 2010, we issued an aggregate of 149,688 shares of restricted stock to certain executives and directors pursuant to our 2006 Plan. In fiscal 2009, we issued an aggregate of 52,844 shares of restricted stock to certain executives, directors and advisors pursuant to our 2006 Plan.

(2)
Pan Hong-yu was appointed as our Chief Financial Officer on November 19, 2010. Our Compensation Committee approved annual compensation for Mr. Pan in the aggregate amount of $92,000, which shall consist of $17,000 in cash, plus an additional $75,000, any amount of which, at our sole discretion, may be paid in the form of an equity award.

(3)	On August 31, 2010, Stanley Hao notified us of his resignation as our Chief Financial Officer, to be effective on September 1, 2010. He was appointed as our Vice President on November 19, 2010.

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

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of December 31, 2010, there have been a total of 376,095 common shares and options granted based on the 2006 Plan to Company employees and consultants. These 376,095 common shares and options are consisted as the following:

(a)      In 2006, non-qualified options to purchase a total of 113,500 shares were granted under the 2006 Plan to certain company employees and consultants. All of the options had an exercise price of $3.65 per share. All of the options were exercised on a cashless basis at various prices during 2009 in exchange for an aggregate of 85,295 common shares.

(b)      In 2007, a total of 30,000 restricted shares were granted to certain company employees at a fair value of $195,000.

(c)      In 2008, a total of 30,063 restricted shares were granted to certain company employees, consultants, and independent directors at a fair value of $316,000.

(d)      In 2009, a total of 52,844 restricted shares were granted to certain company employees, consultants, and independent directors. The fair value of these shares is determined to be approximately $1,242,000 based on the stock closing price at the date of the grant.

(e)      In November 2010, we issued an aggregate of 149,688 restricted shares of restricted stock to a total of 28 individuals under the Plan estimated at a fair value of approximately $1,099,000 based on the closing price at the date of the grant.

Grants of Plan-Based Awards for Fiscal Year 2010

The following table sets forth information regarding grants of awards to named executive officers during the year ended December 31, 2010:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Options Awards	Closing Price on Grant Date ($/share)
Liu Yan-qing	November 23, 2010	37,374	-	-	$274,325	$7.34
Han Xiao-yan	November 23, 2010	28,654	-	-	$210,320	$7.34
Pan Hong-yu	November 23, 2010	1,500	-	-	$11,010	7.34
Stanley Hao	November 23, 2010	12,458	-	-	$91,442	$7.34

Outstanding Equity Awards At Fiscal Year Ended 2010

As of December 31, 2010, we did not have any outstanding equity awards.

Option Exercises and Stock Vested

In fiscal 2010, no options were granted or exercised by our named executive officers and no previously granted stock awards vested.

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

Director Compensation

We do not currently pay any cash fees to our independent directors.  During 2010, there was no director compensation paid other than the stock grants.  The common stock is recorded at its fair value based on the date the stocks were granted.  The following table sets forth certain information regarding our independent directors’ compensation for the year ended December 31, 2010:

Name	Fees Paid	Stock Awards	Total
Song Chun-fang, Director	$0	$12,199	$12,199
William Wei Lee, Director	$0	$15,238	$15,238
Zhao Jie, Director	$0	$12,199	$12,199
Qian Xu-feng, Director	$0	$12,199	$12,199

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our named executive officers and directors, and (iii) all of our named executive officers and directors as a group. Shares of our common stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of March 1, 2011, we had 16,940,539 shares of Common Stock issued and outstanding.

	Common Stock Beneficially Owned
Name, Title and Address (1)	Number (2)	Percent
Liu Yan-qing(3) Chief Executive Officer, President and Chairman of the Board of Directors	4,734,327	27.9%

Han Xiao-yan(4) Vice Chairman of the Board of Directors	1,458,714	8.6%

Pan Hong-yu
Chief Financial Officer	1,500	*

Stanley Hao Vice President and Secretary of the Board of Directors	19,775	*

Song Chun-fang Director	1,662	*

William Wei Lee Director	3,930	*

Zhao Jie Director	3,581	*

Qian Xu-feng Director	3,581	*

All Named Executive Officers and Directors as a Group (8 persons)	6,227,070	36.8%

*Less than 1%

(1)  Unless otherwise indicated, each person named in the table has sole voting and investment power and that person’s address is c/o China Sky One Medical, Inc., No. 2158, North Xiang An Road, Song Bei District, Harbin, PRC, 150028

(2)  All shares are held of record and beneficially.

(3)  4,560,963 of these shares are subject to a Lock-up Agreement entered into in connection with a private placement we consummated in January 2008.  Pursuant to the Lock-up Agreement, these shares may not be sold until 12 months from the effective date of a registration statement filed to register for resale shares, and shares underlying warrants, purchased in the private placement.

(4)  1,371,437 of these shares are subject to a Lock-up Agreement entered into in connection with a private placement we consummated in January 2008.  Pursuant to the Lock-up Agreement, these shares may not be sold until 12 months from the effective date of a registration statement filed to register for resale shares, and shares underlying warrants, purchased in the private placement.

Securities Authorized For Issuance Under Equity Compensation Plan

As of December 31, 2010, we had only one stock option, bonus, profit sharing, pension or similar plan in place, which is our 2006 Stock Incentive Plan (the “Plan”).  The Plan reserves an aggregate of 1,500,000 shares of our common stock for awards of stock options, stock appreciation rights, restricted stock, performance stock and bonus stock granted thereunder.  The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	0	$-	1,123,905	(3)
Equity compensation plans not approved by security holders (2)	0	N/A	0
Total	0	$-	1,123,905

(1)	Our board of directors adopted the 2006 Stock Incentive Plan (the “Plan”), to be effective on July 31, 2006. The Plan was approved by the shareholders on July 31, 2006.

(2)	We do not have any equity compensation plans not approved by the security holders.

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

(e) In November 2010, we issued an aggregate of 149,688 shares of restricted stock to a total of 28 individuals under the Plan.

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

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to us by MSPC, Certified Public Accountants and Advisors LLP for professional services rendered for the fiscal years ended December 31, 2010, 2009 and 2008:

Aggregate fees rendered for the fiscal years ended December 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Audit Fees	$255,000	$316,745	$161,106
Audit Related Fees	$121,000	$3,810	$29,600
Tax Fees	$-	$15,000	-
Other Fees	-	-	-
Total Fees:	$376,000	$335,555	$190,706

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees in fiscal 2010 and 2009 included the costs for our internal control evaluation.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."

Tax Fees.  Consists of fees billed for professional services for our corporate tax returns and extensions, tax compliance, tax advice and tax planning. No such fees were billed by our independent registered public accounting firm in fiscal 2008.

All Other Fees.  No fees were billed to us by our independent registered public accounting firm for products and services other than the services reported above.  No such fees were billed by our independent registered public accounting firm in fiscal 2009 or 2008.

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

Item 15.  Exhibits, Financial Statement Schedules

3.1	Articles of Incorporation, as amended (1)

3.2	Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on July 11, 2008 (8)

3.3	Certificate of Amendment to Articles of Incorporation (9)

3.4	By-Laws of the Company (1)

3.3	Finance Committee Charter (2)

3.4	Audit Committee Charter (2)

3.5	Compensation Committee Charter (2)

3.6	Nominating and Governance Committee Charter (2)

3.7	Executive Committee Charter (2)

4.1	Form of Class A Warrant issued to investors in connection with January 2008 private offering (3)

10.1	Form of Securities Purchase Agreement between Company and investors, dated as of January 31, 2008 (3)

10.2	Form of Registration Rights Agreement between Company and investors, dated as of January 31, 2008 (3)

10.3	Form of Make Good Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company and Liu Yan-Qin, dated as of January 31, 2008 (3)

10.4	Form of Make Good Escrow Agreement between Pope Asset Management LLC, as the authorized agent of the investors, the Company, Liu Yan-Qing and Interwest Transfer, dated as of January 31, 2008 (3)

10.5	Form of Put Agreement between Company and investors, dated as of January 31, 2008 (3)

10.6	Equity Transfer Agreement, dated as of February 22, 2008, relating to acquisition of Heilongjiang Tianlong Pharmaceutical, Inc. (4)

10.7	Equity Transfer Agreement, dated as of April 18, 2008, relating to acquisition of Heilongjiang Haina Pharmaceutical Inc. (5)

10.8	Acquisition Agreement, dated as of June 9, 2008, relating to acquisition of Peng Lai Jin Chuang Pharmaceutical Company (7)

10.9	Land Use Agreement, dated as of December 21, 2010 with Heilongjiang Tang Wang He Forest Bureau (10)

14.1	Code of Ethics (2)

21.1	Subsidiaries of China Sky One Medical, Inc. (10)

23.1	Consent of Independent Registered Public Accounting Firm (10)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (11)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, as filed on May 13, 1999.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2007.

(3)	Incorporated by reference from exhibits filed with Current Report on Form 8-K, Date of Event of January 31, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on April 9, 2008

(5)	Incorporated by reference to the Registrant’s Form 8-K, filed on April 24, 2008

(6)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on June 10, 2008

(7)	Incorporated by reference to the Registrant’s Form 8-K, filed on June 11, 2008

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 2008

(9)	Incorporated by reference to the Registrant’s Form 8-K, filed on November 21, 2008

(10)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SKY ONE MEDICAL, INC.

Dated: March 14, 2011	By:	/s/ Liu Yan-qing
Liu Yan-qing
Chairman, Chief Executive Officer and
President (Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Liu Yan-qing	Chairman, Chief Executive Officer and President	March 14, 2011
Liu Yan-qing	(Principal Executive Officer)

/s/ Pan Hong-yu	Chief Financial Officer and Treasurer	March 14, 2011
Pan Hong-yu	(Principal Financial and Accounting Officer)

/s/ Stanley Hao	Vice President, Secretary and Director	March 14, 2011
Stanley Hao

/s/ Han Xiao-yan	Vice Chairman and Director	March 14, 2011
Han Xiao-yan	(Principal Operating Officer)

/s/ Song Chun-fang	Director	March 14, 2011
Song Chun-fang

/s/ William Wei Lee	Director	March 14, 2011
William Wei Lee

/s/ Zhao Jie	Director	March 14, 2011
Zhao Jie

/s/ Qian Xu-feng	Director	March 14, 2011
Qian Xu-feng

S-1