Form 10-Q
period 2011-03-31
CHINA SKY ONE MEDICAL, INC.
filed 2011-05-10
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended: March 31, 2011

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
Yes ☐     No ☒

As of May 1, 2011, the registrant had 16,940,539 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q

OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED MARCH 31, 2011

-i-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), together with other statements and information we publicly disseminate, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and include this statement for purposes of complying with these safe harbor provisions.

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

Factors that may cause actual results to differ materially from current expectations include, but are not limited to the “Risk Factors” discussed in our Annual Report on Form 10-K, for the year ended December 31, 2010. Accordingly, there is no assurance that our expectations will be realized.  Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change our expectations with regard thereto, or any change in events, conditions or circumstances on which any such statement is based.

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenues	$28,365	$28,903
Cost of Goods Sold	9,064	7,275
Gross Profit	19,301	21,628
Operating Expenses
Depreciation and amortization	1,334	841
Research and development	4,112	3,764
Selling	6,300	5,911
General and administrative	920	990
Total operating expenses	12,666	11,506
Income from Operations	6,635	10,122
Other Income
Interest income	32	29
Change in fair value of derivative warrant liability	1,377	4,927
Total other income	1,409	4,956
Net Income Before Provision for Income Tax	8,044	15,078
Provision for Income Taxes	1,921	2,489
Net Income	$6,123	$12,589
Basic Earnings Per Share	$0.36	$0.75
Basic Weighted Average Shares Outstanding	16,940,539	16,776,864
Diluted Earnings Per Share	$0.36	$0.74
Diluted Weighted Average Shares Outstanding	16,940,539	16,955,535
Other Comprehensive Income
Foreign currency translation adjustment	$1,415	$21
Net Income	6,123	12,589

Comprehensive Income	$7,538	$12,610

 See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share data)

	March 31,	December 31,
	2011 (Unaudited)	2010
ASSETS
Current Assets
Cash and cash equivalents	$48,058	$43,124
Accounts receivable, net	16,678	20,080
Inventories	6,589	2,409
Prepaid and other current assets	34	21
Total current assets	71,359	65,634
Property and equipment, net	28,906	28,960
Intangible assets, net	26,997	23,155
Construction in progress	40	19
Land use rights, net	40,860	40,844
Land and construction deposit	13,727	13,612
Total Assets	$181,889	$172,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,738	$3,309
Taxes payable	3,300	3,225
Derivative warrant liability	297	1,674
Total current liabilities	10,335	8,208

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,940,539 issued and outstanding)	17	17
Additional paid-in capital	39,252	39,252
Retained earnings	119,865	113,742
Accumulated other comprehensive income	12,420	11,005
Total stockholders' equity	171,554	164,016

Total Liability and Shareholders' Equity	$181,889	$172,224
 See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net Income	$6,123	$12,589
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	1,461	944
Change in fair value of derivative liability	(1,377)	(4,927)
Net change in assets and liabilities:
Accounts receivable	3,557	2,563
Inventories	(4,143)	190
Prepaid expenses and other current assets	(13)	(24)
Accounts payable and accrued expenses	3,387	1,143
Taxes payable	48	138
Net cash provided by operating activities	9,043	12,616

Cash flows from investing activities
Purchase of fixed assets	(93)	(77)
Purchase of intangible assets	(4,389)	-
Purchase of construction in process	(19)
Net cash used in investing activities	(4,501)	(77)

Cash flows from financing activities
Proceeds from warrants conversion	-	94
Net cash provided by financing activities	-	94

Effect of exchange rate changes on cash and cash equivalents	392	10

Net increase in cash and cash equivalents	4,934	12,643
Cash and cash equivalents at beginning of period	43,124	52,756
Cash and cash equivalents at end of period	$48,058	$65,399

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Taxes paid	$1,894	$2,452

See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of Business

China Sky One Medical, Inc. (“China Sky One” or the “Company”), a Nevada corporation, was formed on February 7, 1986, and formerly known as Comet Technologies, Inc. (“Comet”).  On July 26, 2006, the Company changed the name of the reporting company from "Comet Technologies, Inc." to "China Sky One Medical, Inc."

China Sky One is a holding company whose principal operations are conducted through its wholly-owned subsidiaries.  The Company has no revenues separate from its subsidiaries, and has expenses related to its status as a public reporting company and to its ownership interest in American California Pharmaceutical Group, Inc. (“ACPG”) and Harbin City Tian Di Ren Medical Co. (“TDR”).

ACPG, the Company’s non-operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.” QQ Group, Inc. changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the Stock Exchange Agreement with China Sky One (then known as “Comet Technologies, Inc.”) and TDR, described herein. On December 8, 2005, ACPG completed a stock exchange transaction with TDR, a People’s Republic of China (“China” or “PRC”) based operating company and TDR’s subsidiaries (the “TDR Acquisition”), each of which were fully operating companies in the PRC. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

Thereafter, on May 11, 2006, ACPG entered into a Stock Exchange Agreement (the “Exchange Agreement”) with the shareholders of China Sky One. The stock exchange transaction was consummated and the acquisition was completed on May 30, 2006. As a result of the transaction, the Company issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG resulting in ACPG becoming the Company’s wholly-owned subsidiary. The transaction was treated as a reverse merger for accounting purposes.

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

As of October 16, 2006, the Company organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR (“Tian Qing”), to conduct research and development in the areas of tissue and stem cell banks. As of March 31, 2011, Tian Qing had insignificant operations.

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

On April 18, 2008, China Sky One through its subsidiary TDR consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a recently formed corporation organized under the laws of the PRC (“Haina”) licensed as a wholesaler of TCDs, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. At the time, Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjiang office of the SFDA. The SFDA had recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license, which was issued as of December 21, 2006 and will expire on January 29, 2012, enabled the Company to expand its sales of medicinal products without having to go through a lengthy license application process.

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

On June 9, 2008, TDR entered into a Merger and Acquisition Agreement (the “Acquisition Agreement”) with Peng Lai Jin Chuang Company, a corporation organized under the laws of the People’s Republic of China (“Peng Lai”), which was organized to develop, manufacture and distribute pharmaceutical, medicinal and diagnostic products in the PRC. Pursuant to the Acquisition Agreement, TDR acquired all of the assets of Peng Lai in consideration for an aggregate of approximately (i) $2,500,000 in cash, and (ii) 381,606 shares of the Company’s common stock with a fair value of approximately $4,600,000 million (at $12 per share). The acquisition of Peng Lai closed on September 5, 2008.

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

On December 21, 2010, TDR, entered into an agreement with Heilongjiang Tang Wang He Forest Bureau, pursuant to which the Company acquired the rights to grow and harvest herbs and other plants on approximately 74,000 acres of forest land in the Xiao Xing’an Mountain region in Heilongjiang Province, China, for a 30-year term expiring December 20, 2040.  Pursuant to the agreement, the Company may utilize the herbs and other plants it grows on the forest land as raw materials in connection with the production of the Company’s products, as well as the sale to third parties.  The Company’s total rent for the 30-year term is approximately $36 million (RMB 240 million). This new arrangement is intended to provide our TCM business a hedge against fluctuations in raw material prices.

2.	Summary of Significant Accounting Policies

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

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements, which reflect all adjustments, consisting of normal recurring adjustments, considered necessary, in its opinion, for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

A significant amount of the Company’s cash and cash equivalents are held in commercial bank checking accounts in the PRC and earn interest income (annual yield of approximately 0.36% for the year ended December 31, 2010, and approximately 0.40% for the three months ended March 31, 2011). For all the bank accounts in the PRC and in the U.S., the Company earned interest income of approximately $32,000 and $29,000 for the three months ended March 31, 2011 and 2010, respectively. Management believes it is beneficial to retain sufficient cash in checking accounts so it is readily available for working capital and general corporate purposes, and to fund potential business and asset acquisitions and other opportunities which may arise.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. As of March 31, 2011 and December 31, 2010, the Company’s allowance for doubtful accounts was $58,000 and $-0-, respectively.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the weighted-average method. Inventories are valued using the weighted average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. The Company recorded no inventory reserve position as of March 31, 2011 and December 31, 2010.

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

Building and Improvements	30 years
Land use rights	50 years
Furniture and Equipment	5 to 7 years
Transportation Equipment	5 to 15 years
Machinery and Equipment	7 to 14 years

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying value exceeds the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges of property and equipment in the three months ended March 31, 2011 and 2010.

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

Intangible assets – Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived assets and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other appropriate methods. The Company did not record any impairment charges for the three months ended March 31, 2011 and 2010.

The Company’s intangible assets consist of proprietary technologies, SFDA licenses for drug batch numbers and goodwill. Proprietary technologies are technologies that we acquired either from the business acquisition of Tianlong or in the normal course of business.  The SFDA licenses for drug batch numbers were acquired in connection with the Company’s business acquisitions of Tianlong and Peng Lai in 2008, as well as from Heilongjiang Traditional Chinese Medical University in the first quarter of 2011.  We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. As a result, the Company’s cost basis in the trademark is nominal. Therefore, the Company did not have its “Kang Xi” trademark appraised, or recorded an intangible asset for it. Additionally, none of the costs associated with the trademark have been capitalized. As of March 31, 2011, the weighted average amortization period for the Company’s intangible assets is approximately 8 years.

Derivative warrant liability– The Class A Warrants (“the Warrants”) issued in connection with our January 31, 2008 private placement include a reset provision which would be triggered if we issue common shares below the exercise price of $12.50 as defined in the Warrant. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly, ASC 815-40 which was effective as of January 1, 2009, has been applied resulting in a reclassification of the warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at March 31, 2011 include a term of approximately 2.7 years; volatility of 70.0% and a risk free interest rate of 1.16%. Changes in fair value of the Warrants are recognized in earnings each reporting period.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are recorded in Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of the capital contribution. All translation adjustments resulting from the translation of the financial statements into U.S. Dollars are recorded as accumulated other comprehensive income, a component of stockholders’ equity. At March 31, 2011 the exchange rate was 6.56 RMB to one U.S. dollar compared to 6.61 RMB to one U.S. dollar at December 31, 2010. For the three months ended March 31, 2011, the average exchange rate was 6.58 RMB to one U.S. dollar compared to 6.84 RMB to one U.S. dollar for the same period of 2010.

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

The Company incurred research and development expenses of approximately $4,112,000 and $3,764,000, for the three months ended March 31, 2011 and 2010, respectively.

Advertising – The Company signs contracts with agents who then place its advertising in the mediums of television, radio and newspaper. Advertising expense is incurred in the period the advertisements take place. Thus, costs of advertising are expensed as incurred. Advertising costs for the three months ended March 31, 2011 and 2010 were approximately $2,994,000 and $2,686,000, respectively. An immaterial amount of the Company’s advertisement expenses were related to advertising production costs. Advertising costs are reported as part of selling expenses in the consolidated statements of operations.

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

Enterprise income tax

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the Company’s income tax rate for TDR and its subsidiaries for the three months ended March 31, 2011 and 2010:

Income Tax Rate	As of March 31,
for Subsidiaries	2011	2010
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue *

*
Reflects a 25% tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 92% of revenue.

The Company’s management is confident these favorable tax rates will be renewed. If the Company failed to obtain these favorable tax rates, the impact to the Company’s financial results for the three months ended March 31, 2011 would be immaterial.

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

Contributions to the pension or retirement plan are calculated at 22% of the employees’ salaries above a fixed threshold amount. The employees contribute between 2% to 8% to the pension plan, and the Company contributes the balance. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred costs of $59,000 and $44,000 for each of the three months ended March 31, 2011 and 2010, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses, and other payables approximate their fair values at March 31, 2011 and 2010 because of the relatively short-term maturity of these instruments. The fair value of derivative instruments is provided by an independent third party valuation expert.  Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.

Subsequent Events

The Company evaluated subsequent events through the date of filing of this Form 10-Q in accordance with the Subsequent Events Topic of the FASB Accounting Standards Codification under ASC topic 855 and determined that there were no subsequent events that need to be reported.

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

In December 2010, the FASB issued new accounting guidance on business combinations (Topic 805). The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. The new accounting guidance is to be applied prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010; however, as the provision of the guidance will be applied prospectively to business combinations with an acquisition date on or after the guidance becomes effective, the impact to the Company cannot be determined until a transaction occurs. Early adoption is permitted.

3.	Revenue by Product Category and Geographic Region

For the three months ended March 31, 2011 and 2010, overseas sales were approximately $1,039,000, or 3.7%, and $816,000, or 2.8%, respectively.

Our total revenues for the three month periods ended March 31, 2011 and 2010 were approximately $28,365,000 and $28,903,000, respectively. The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the three months ended March 31, 2011 and 2010:

For the Three Months Ended March 31,
($ in thousands) (Unaudited)
	2011		2010		Variance

Product Category	Sales	% of Sales	Sales	% of Sales
Ointments	$6,669	23.5%	$7,805	27.0%	$(1,136)
Patches	4,771	16.8%	8,218	28.4%	(3,447)
Wash Fluids	2,707	9.5%	883	3.1%	1,824
Sprays	2,541	9.0%	2,999	10.4%	(458)
Drops	2,269	8.0%	1,809	6.3%	460
Diagnostic Kits	1,935	6.8%	1,460	5.1%	475
Suppositories	1,933	6.8%	1,208	4.2%	725
Others	5,540	19.6%	4,521	15.5%	1,019
Total	$28,365	100%	$28,903	100%	$(538)

 Please refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an analysis on changes in revenue by product category.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Concentrations of Business and Credit Risk

Substantially all of the Company's long-lived assets and business operations are located in the PRC.

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of March 31, 2011, the Company held approximately $428,000 of cash and cash equivalent account balances within the U.S. and all of the deposits were within the FDIC insurance limits. As of March 31, 2011, the Company had approximately $47,621,000 in China bank deposits, which is not insured.

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

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company does not set aside any reserves for product liability risks or other potential claims. The Company’s policy is to record losses associated with its lack of insurance coverage at such time as a realized loss is incurred. Historically, the Company has not had any material losses in connection with its lack of insurance coverage and was not party to any material pending legal proceedings as of March 31, 2011. Management’s intention is to use the Company’s working capital to fund any such losses incurred due to the Company’s exposure to inadequate insurance coverage.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

Major Customers

For the three months ended March 31, 2011, no customer accounted for 10% or more of our total revenues or accounts receivable. For the three months ended March 31, 2010, Harbin Shiji Baolong Medicine Company accounted for approximately 13% of total revenues. At March 31, 2010, Harbin Shiji Baolong Medicine Company, Hangzhou Jiupin Medical Trading Company, and Harbin Baoda Medicine Company accounted for approximately 20%, 12%, and 11% of all accounts receivable. No other customers accounted for 10% or more of our total revenues or accounts receivable for the three months ended March 31, 2010.

Major Suppliers

For the three months ended March 31, 2011, Heilongjiang Kangda Medicine Company, Shenzhen Hongyuan Plastic Packaging Company, Harbin Zhongjia Chemical Company and Zhejiang Shunfu Printing Company accounted for approximately 34%, 15%, 12% and 12% of the Company’s total inventory purchases, respectively. For the three months ended March 31, 2010, Heilongjiang Kangda Medicine Company and Zhejiang Shunfu accounted for approximately 55% and 10% of the Company’s total inventory purchases, respectively.  No other suppliers accounted for 10% or more of our total inventory purchases for the three months ended March 31, 2011 and 2010. We believe alternative local suppliers are available to meet our fulfillment needs if necessary.

5.	Earnings Per Share

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Warrants to purchase 593,800 shares of common stock with exercise prices of $12.50 were outstanding and exercisable as of March 31, 2011. These stock warrants to purchase 593,800 shares of common stock were excluded from the computation of diluted earnings per share due to the exercise price being above the average market price of our common stock for the quarter ended March 31, 2011. These stock warrants may dilute earnings per share in the future. Warrants to purchase 593,800 shares of common stock with an exercise price of $12.50 were outstanding and exercisable as of March 31, 2010.

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

The following table sets forth the Company’s computation of basic and diluted net income per share for the three months ended March 31, 2011 and 2010:

For the three months ended March 31,
($ in thousands, except share and per
share data) (Unaudited)

	2011		2010
Numerator:

Net income used in calculation of basic and diluted earnings per share	$6,123	*	$12,589	**

Denominator:

Weighted-average common shares outstanding used in calculation of basic earnings per share	16,940,539		16,776,864
Effect of dilutive securities:
Warrants and Options	-		178,671

Weighted-average common shares used in calculation of diluted earnings per share	16,940,539		16,955,535

Net income per share:
Basic	$0.36		$0.75
Diluted	$0.36		$0.74

*    Includes a gain of $1,377 and $0.08 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants
**  Includes a gain of $4,927 and $0.29 per share (basic and diluted) relating to the change  in fair value of  the  derivative warrant liability relating to the Class A Warrants

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

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock.  As of March 31, 2011, a total of 376,095 common shares have been granted pursuant to the 2006 Plan to Company employees and consultants.

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

The Class A Warrants represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share. Additional information relating to the Class A Warrants is provided in Note 8.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Outstanding Warrants and Options

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2011:

		Weighted		Weighted
		average		average
	Shares	Exercise	Shares	Exercise
	Underlying	Price	underlying	Price
	Warrants	Warrants	Options	Options

Outstanding as of March 31, 2010	593,800	$12.5	-	$-

Exercised	-	-	-	-

Outstanding as of December 31, 2010	593,800	$12.5	-	$-

Exercised	-	-	-	-

Outstanding as of March 31, 2011	593,800	$12.5	-	$-

The Class A Warrants represented the right to purchase an aggregate of 593,800 shares of Common Stock of the Company granted with the Securities Purchase Agreement, at an exercise price of $12.50 per share and with a weighted average remaining life of approximately 2.7 years, all were exercisable as of March 31, 2011, and have the following additional characteristics:

The Class A Warrants issued in our January 31, 2008 Offering described in Note 7 above, represent the right to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $12.50 per share, and have the following additional characteristics:

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

At March 31, 2011, the Company had 593,800 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants.  Significant assumptions used at March 31, 2011 include a term of approximately 2.7 years; volatility of 70.0% and a risk free interest rate of 1.16%. The outstanding Class A Warrants at March 31, 2011 had a fair value of approximately $297,000. At March 31, 2011, the Company recorded income of $1,377,000 due to the change in fair value of the related derivative warrant liability for the three months ended March 31, 2011.

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

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the weighted-average method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of March 31, 2011 and December 31, 2010, inventories consist of the following:

	($ in thousands)
	March 31, 2011 (Unaudited)	December 31, 2010
Raw Material	$2,962	$1,044
Work-in-Process	597	647
Finished Products	3,030	718
Total Inventories	$6,589	$2,409

The Company believes the inventory level at March 31, 2011 is sufficient to support its short term sales.

Historically, the Company’s inventory is at its lowest levels at the end of each calendar year and in the first fiscal quarter. The Company draws down its inventory levels in December of each year for two main reasons. First, the Company’s customers want to receive goods prior to the holiday season.  In addition, the first calendar quarter is traditionally the Company’s slowest sales period. Since a lower volume of sales activity normally occurs during the first quarter of each calendar year, the Company believes it is prudent to avoid incurring unnecessary inventory carrying costs. At the appropriate time toward the end of the first calendar quarter of each fiscal year, the Company begins to ramp up its inventory levels to prepare for increased demand during the coming stronger selling periods. The Company’s management increased inventory levels in the first quarter of 2011 in order to satisfy our future production needs, as well as to avoid possible future price increase of raw materials.

Management calculates the Company’s inventory turnover rate using total inventory rather than just finished goods, because its production cycle is of an extremely short duration. The inventory turnover rate is further discussed in the Liquidity section in the Management’s Discussion and Analysis.

10.	Property and Equipment, net

As of March 31, 2011 and December 31, 2010, Property and Equipment, net consist of the following:
	($ in thousands)
	March 31,	December 31,
	2011 (Unaudited)	2010
Buildings and improvements	$25,397	$25,185
Machinery and equipment	6,044	5,961
Transportation equipment	1,256	1,188
Furniture and equipment	398	392
Total Property and Equipment	33,095	32,726
Less: Accumulated Depreciation	(4,189)	(3,766)
Property and Equipment, Net	$28,906	$28,960

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2011 and 2010, depreciation expense totaled $390,000 and $254,000, respectively.

Depreciation expense included within Cost of Goods Sold for the three months ended March 31, 2011 and 2010 amounted to $127,000 and $104,000, respectively.

11.	Intangible Assets, net

Intangible assets consist of proprietary technologies that the Company purchased during its normal course of business. The SFDA licenses for drug batch numbers were acquired in connection with the Company’s business acquisitions of Tianlong and Peng Lai in 2008, as well as from Heilongjiang Traditional Chinese Medical University in the first quarter of 2011.

A breakdown of the Company’s intangible assets, net by subsidiaries as of March 31, 2011 is as follows:

	Intangible Assets as of March 31, 2011, net ($ in thousands) (Unaudited)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,135	$-	$4,582	$10,610	$-	$16,327
SFDA licenses for drug batch numbers	4,356*	-	1,552	-	3,969	9,877
Goodwill	424	369	-	-	-	793
Total	$5,915	$369	$6,134	$10,610	$3,969	$26,997

*	TDR acquired drug batch numbers from Heilongjiang Traditional Chinese Medical in the first quarter of 2011.

A breakdown of our intangible assets, net by subsidiaries as of December 31, 2010 is as follows:

	Intangible Assets as of December 31, 2010, net ($ in thousands)
Item	TDR	Haina	Tianlong	First	Peng Lai	Total
Proprietary Technologies	$1,163	$-	$4,676	$10,869	$-	$16,708
SFDA licenses for drug batch numbers	-	-	1,594	-	4,067	5,661
Goodwill	420	366	-	-	-	786
Total	$1,583	$366	$6,270	$10,869	$4,067	$23,155

Historically, the Company included our proprietary technologies and SFDA licenses for drug batch numbers under the category of patents.  The Company now believes it is more accurate to categorize such intangible assets in separate categories.

As of March 31, 2011, the weighted average amortization period for the Company proprietary technologies and SFDA licenses for drug batch numbers is approximately 8 years.

Amortization expense of our intangible assets with finite lives and land use rights for each of the three months ended March 31, 2011 and 2010 was approximately $1,071,000 and $691,000, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Taxes Payable

Taxes payable consists of the following:

	($ in thousands)
	March 31, 2011
	(Unaudited)	December 31, 2010
Value Added Tax, net	$1,207	$1,169
Enterprise Income Tax	1,929	1,886
City Tax	85	81
Other Taxes and additions	109	89
Total Taxes Payable	$3,330	$3,225

13.	Income Taxes

Under the Provisional Regulations of PRC Concerning Income Tax on Enterprises promulgated by the PRC, income tax is payable by enterprises at a rate of 25% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets force the income tax rate for TDR and its subsidiaries for the three months ended March 31, 2011 and 2010:

	As of March 31,
Income Tax Rate	2011	2010
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue

*
Reflects a 25% Tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 92% of revenue regardless of its taxable income.

All the favorable tax rates for TDR, First, Tianlong and Peng Lai expired by the end of fiscal year 2010. The Company is currently seeking renewal of these favorable tax rates. The Company’s management is confident these favorable tax rates will be renewed. If the Company failed to obtain the favorable tax rates, the impact on the Company’s financial results for the three months ended March 31, 2011 would be immaterial.

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

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. Net operating loss (“NOL”) carryforwards only apply to the Company’s U.S. holding companies because they incurred certain general and administrative expenses without generating any revenue and, therefore, incurred operating losses. In the first quarter of 2011, the $1,185,000 of income before income tax in U.S. holding companies includes a gain of $1,377,000 from the change in fair value of its derivative warrant liability. Management’s position is that it is more likely than not that any future tax benefits from the U.S. holding companies will not be realized, and, as such, a full valuation allowance has been recorded.

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

The Company’s effective tax rate was approximately 23.9% and 16.5% for the three month ended March 31, 2011 and 2010, respectively. A reconciliation of the statutory tax provision to the Company’s tax provision for the three months ended March 31, 2011 and 2010 is as follows:

	($ in thousands) (Unaudited)
	Three Months Ended March 31, 2011
	China	U.S.	Total
Income before income taxes	$6,859	$1,185	$8,044
Statutory tax rate	25%	34%
Expected statutory income tax expense (benefit)	1,715	403	2,118
Tax rate changes – Special Entity	206	-	206
Change in valuation allowance	-	(403)	(403)
Income tax expense	$1,921	$-	$1,921
Effective tax rate	28.0%	-	23.9%

	($ in thousands) (Unaudited)
	Three Months Ended March 31, 2010
	China	U.S.	Total
Income before income taxes	$10,600	$4,500	$15,100
Statutory tax rate	25%	34%
Expected statutory income tax expense (benefit)	2,700	1,500	4,200
Tax rate changes – Special Entity	(200)	-	(200)
Change in valuation allowance	-	(1,500)	(1,500)
Income tax expense	$2,500	$-	$2,500
Effective tax rate	23.6%	-	16.6%

14.	Land Use Rights and Construction in Progress

The Company considers the fact that, in the PRC, there is no land ownership but rather land use right and it is more appropriate to allocate land use rights under a separate category and amortize land use rights based on 50 years of the land use rights, or the term of the lease. Land use rights, net, are approximately $40,860,000 and $40,844,000 at March 31, 2011 and December 31, 2010, respectively.

During the second quarter of 2010, TDR submitted a bid deposit of approximately $7.3 million to Harbin High Technology Development Zone to participate in an auction for a parcel of land of approximately 85,000 square meters in the “Scientific and Technological Innovation City” in Harbin. The auction is set to take place during the second quarter of 2011. If the TDR’s bid is accepted, the Company plans to build a facility for the research and development and production of the Company’s bio-engineering projects. If TDR’s bid is not accepted, the deposit will be returned to TDR.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives the Company the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forested land in the Xiao Xing'an Mountain region for 30 years, commencing December 21, 2010. As part of the transaction, the Company paid upfront approximately $36 million (RMB 240 million) in cash. During the second quarter in 2007, TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development district to purchase land use rights for 50 years for the development of a new corporate headquarters with a biotech engineering lab (the “Corporate Headquarters”). In fiscal 2010, the Company completed construction of the Corporate Headquarters and began occupancy. The Corporate Headquarters was constructed at a cost of approximately $13.0 million.

15.	Commitments and Contingencies

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of external use Chinese medicine such as those sold by the Company are subject to regulations by one or more federal agencies. The principal federal agencies include the State Food and Drug Administration of the Government of the Peoples Republic of China, the Food and Drug Administration (the “FDA”), Heilongjiang Provincial Food and Drug Administration (“PFDA”) of the People's Republic of China, National Biology Products Inspection Institute (“NBPI”) and the National Food and Drug Administration (“NFDA”) of the People's Republic of China and, to a lesser extent, the Consumer Product Safety Commission. These activities are also regulated by various governmental agencies for the countries, states and localities in which the Company’s products are sold.

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

For the three months ended March 31, 2011, total revenues was $28,365,000, compared to $28,903,000 for the three months ended March 31, 2010. Our revenues were flat primarily due in part to the termination of two major customer relationships (one domestic distributor and one overseas agent) in the third quarter of 2010. Revenues generated from these two customers in the first quarter of 2010 were approximately $6,305,000 or 21.8% of our total revenues for the three months ended March 31, 2010. Efforts are ongoing to find other distributors to replace the loss of these two key customers.  The table below summarizes the revenues generated from these two distributors in the first quarter of 2010:

	Revenues generated from the two distributors for the three months ended March 31, 2010
Product Category	($ in thousands)
	Domestic	Overseas
Ointments	$1,613	$-
Patches	2,350	322
Wash fluids	603	-
Sprays	65	-
Diagnostic Kits	1,352	-

Total	$5,983	$322

Our net income was $6,123,000, or $0.36 per share for the three months ended March 31, 2011, compared to net income of $12,589,000, or $0.74 per share in the same period of 2010, as calculated on a diluted basis.  Excluding the non cash change in fair value of our derivative warrant liability (the change in fair value of our derivative warrant liability was $1,377,000 and $4,927,000 for the three months ended March 31, 2011 and 2010, respectively), the Company realized net income of $4,746,000, or $0.28 per share for the three months ended March 31, 2011, compared to net income of $7,662,000, or $0.45 per share in the same period of 2010, as calculated on a diluted basis.

Product Line

During the three months ended March 31, 2011, we manufactured and marketed 117 products, compared to 89 products for the three months ended March 31, 2010. Our manufacturing operations are conducted at our subsidiaries’ facilities located in Heilongjiang Province and Shan Dong Province in the PRC. We sell our products under eight main categories:

Product Category	2011	2010
Ointments	25	18
Patches	5	5
Wash Fluids	9	9
Sprays	14	15
Drops	10	4
Diagnostic Kits	4	3
Suppositories	16	14
Others	34	21
Total:	117	89

Below are our ten highest revenue generating products for the three months ended March 31, 2011, which accounted for 53.8% of our sales revenue in that period.

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

Wash Fluids Category:

Metronidazole and Chlorhexidine Washing Fluid

This is an anti- pathogenic bacteria fluid for the treatment of vaginal inflammation.

Spray Category:

Stomatitis Spray

This spray is used for the treatment of dental ulcers, pharyngitis, and faucitis.  It is made with pure herbal medicines and, thus, has minimum side effects.

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

 Other Product Category:

We include 34 of our products under the “Other” product category. There is no single product or category of products within the Other product category that represented 10% or more of our revenues in the three month period ended March 31, 2011. The Other product category includes tablets, liniments, syrups, capsules, granules, injections, aerosols and oral liquids.

Naftopidil Dispersible Tablet

This tablet is designed to treat benign enlargement of the prostate among middle aged males.  It is effective in its treatment because its ingredients can be easily digested and absorbed by the human body.

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

For the three months ended March 31, 2011, total research and development expense was approximately $4,112,000. The major research and development projects that accounted for the majority of our total research and development expense are as follows:

Major Research and Development Expenses during the Three Months Ended March 31, 2011
(Unaudited)
($ in thousands)
				Aggregate	Estimated
				Expense Since	Additional Cost
			% of total	Commencement	to Complete
Projects	Stage	Expense	R&D	of Project	Research
Antroquinonol	Clinical trial	$1,990	48.4	$3,233	$14,003
Endostatin	Clinical trial	729	17.7	3,378	8,263
Injections	Lab research and clinical trial	653	15.9	7,506	2,023
Diagnostic Kits	Lab research, clinical trial and application	554	13.5	10,558	223
Breast Cancer Technology	Clinical trial	182	4.4	4,145	6,924
Total		$4,108	99.9	$28,820	$31,436

For the three months ended March 31, 2010, total research and development expense was approximately $3,764,000. The major research and development projects that accounted for the majority of our total research and development expense are as follows:

Major Research and Development Expenses during the Three Months Ended March 31, 2010
(Unaudited)
($ in thousands)
				Aggregate	Estimated
				Expense Since	Additional Cost
			% of total	Commencement	to Complete
Projects	Stage	Expense	R&D	of Project	Research
Diagnostic Kits	Clinical trial	$488	13	$3,218	$300
Breast Cancer Technology	Clinical trial	497	13.2	2,767	8,300
Clindamycin Phosphate for Injection	Clinical trial	424	11.3	475	1,000
Levofloxacin Hydrochloride Eye Drops	Clinical trial	410	10.9	450	500
Nimesulide Granules	Clinical trial	439	11.7	455	800
Optimization Experiments for Three Products	Efficacy testing	622	16.5	780	1,500
Total		$2,880	76.6	$8,145	$12,400

Historically, research and development expense fluctuates during each quarter. In general, different projects have different requirements and time spans associated with different costs and different payment terms. Some main factors for the R&D expense fluctuation are listed as the following:

•	Each project will go through multi stages before being submitted to the SFDA.

•	Different drugs require different amounts of testing samples or trials which will result in different time spans for the testing and approval process.

•	R&D expense is incurred at different stages of the process based on our agreements with the applicable third party (qualified hospitals or professional research institutions).

•	Since different drugs require different stages of process or different amount of samples to be collected, the same R&D stage for different drugs result in different time spans and different expenses.

•	In some cases, after we submit the completed document to the SFDA, we may be required to supply additional testing or documents, which will result in a longer time span and increased expense.

•	For the R&D projects that are conducted internally, we only record the related personnel and material costs.

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

Impairment - Long-lived assets are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the recoverable amount is less than the carrying amount, an impairment charge must be recognized based on the fair value of the asset.

Income taxes - As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We have deemed our temporary tax differences related to our principal business operations in the PRC to be immaterial. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including the continued historical operating losses of China Sky and ACPG, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. China Sky and ACPG do not generate revenues and were established as the Holding Companies of our foreign operations. Management has no intention to remit to either China Sky or ACPG any undistributed earnings of business operations in China. However, various factors may cause those assumptions to change in the near term.

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

Derivative warrant liability– The Class A Warrants (“the Warrants”) issued in connection with our January 31, 2008 private placement include a reset provision which would be triggered if we issue common shares below the exercise price of $12.50 as defined in the Warrant. Effective January 1, 2009 the reset provision of these warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly, ASC 815-40 which was effective as of January 1, 2009, has been applied resulting in a reclassification of the warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. We used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at March 31, 2011 include a term of approximately 2.7 years; volatility of 70.0% and a risk free interest rate of 1.16%. Significant assumptions used at March 31, 2010 include a term of approximately 3.7 years; volatility of 74.0% and a risk free interest rate of 1.94%. The outstanding Warrants at March 31, 2011 and 2010 had a fair value of approximately $297,000 and $5,636,000, respectively. Due to the change in fair value of derivative warrant liability the Company realized income of $1,377,000 and $4,927,000 for the three months ended March 31, 2011 and 2010, respectively.

Intangible assets –Our intangible assets consists of proprietary technologies, SFDA licenses for drug batch numbers, and goodwill. Proprietary technologies are technologies that we own. The SFDA licenses for drug batch numbers were acquired in connection with the Company’s business acquisitions of Tianlong and Peng Lai in 2008, as well as from Heilongjiang Traditional Chinese Medical University in the first quarter of 2011. We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. The Company’s cost basis in the trademark is nominal. Therefore, the Company did not have its “Kang Xi” trademark appraised, or recorded an intangible asset for it. Additionally, none of the costs associated with the trademark have been capitalized.

Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Goodwill and intangible assets are tested periodically for impairment. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company did not record any impairment charges related to its tangible and intangible assets held during the three months ended March 31, 2011 and 2010. As of March 31, 2011, the weighted average amortization period of our intangible assets approximated 8 years.

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

The Company incurred research and development expenses of approximately $4,112,000 and $3,764,000, for the three months ended March, 2011 and 2010, respectively.

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

Due to our forecasts for certain cost increases of raw materials, we began to increase our inventory levels toward the second half of 2009. We anticipate vendor price increases of certain raw materials in the future, which may negatively affect our gross margin.

 On December 21, 2010, we entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives the Company the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forested land in the Xiao Xing'an Mountain region commencing December 21, 2010. We believe this arrangement provides our TCM business with a hedge against fluctuations in raw material prices. We plan to evaluate the land in the second quarter of 2011, and develop a strategic plan for its development. Amortization expense recorded on these land use rights approximated $304,000 and is recorded as part of operating costs for the three months ended March 31, 2011.

During the second quarter of 2010, TDR submitted a bid deposit of approximately $7.3 million to Harbin High Technology Development Zone to participate in an auction for a parcel of land of approximately 85,000 square meters in the “Scientific and Technological Innovation City” in Harbin. The auction is set to take place during the second quarter of 2011. If the TDR’s bid is accepted, the Company plans to build a facility for the research and development and production of the Company’s bio-engineering projects. If TDR’s bid is not accepted, the deposit will be returned to TDR.

Results of Operations

For the three months ended March 31, 2011 and 2010

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	($ in thousands) (Unaudited)
	2011	2010	Variance
Revenues	$28,365	$28,903	-1.9%
Cost of Goods Sold	9,064	7,275	24.6%
Gross Profit	$19,301	$21,628	-10.8%
Gross Profit Margin	68.0%	74.8%	-6.8%

For the three months ended March 31, 2011, total revenues decreased by approximately $538,000, or 1.9%, as compared to the same period of 2010. This decrease is primarily due to the decline in sales of our Patches and Ointments product categories primarily due to the loss of a domestic distributor and an overseas sales agent in the third quarter of 2010, and is partially offset by the increased revenue from the sales of our Wash Fluids and Others products categories. Another contributing factor was our sales and marketing strategy to promote certain of our products which have less market competition by coordinating with distributors who have extensive market channels. These distributors seek lower sales prices, which has had and will continue to have a negative impact on our overall gross product margins.

Cost of goods sold for the three months ended March 31, 2011 increased by 24.6% compared to the comparable period in 2010. Gross profit margin decreased from 74.8% for the three months ended March 31, 2010 to 68.0% for the three months ended March 31, 2011. Our gross profit margin at December 31, 2010 and 2009 was 72.9% and 75.7%, respectively. The higher cost of goods sold and lower gross profit margin was primarily due to increases in the price of certain raw materials we use to produce our products. On December 21, 2010, we entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forested land in the Xiao Xing'an Mountain region commencing December 21, 2010. We believe this arrangement provides our TCM business with a hedge against fluctuations in raw material prices. We plan to evaluate the land in the second quarter of 2011, and develop a strategic plan for its development.

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the three months ended March 31, 2011 and 2010:

For the Three Months Ended March 31,
($ in thousands) (Unaudited)
	2011		2010		Variance

	Sales	% of Sales	Sales	% of Sales
Product Category
Ointments	$6,669	23.5%	$7,805	27.0%	$(1,136)
Patches	4,771	16.8%	8,218	28.4%	(3,447)
Wash Fluids	2,707	9.5%	883	3.1%	1,824
Sprays	2,541	9.0%	2,999	10.4%	(458)
Drops	2,269	8.0%	1,809	6.3%	460
Diagnostic Kits	1,935	6.8%	1,460	5.1%	475
Suppositories	1,933	6.8%	1,208	4.2%	725
Others	5,540	19.6%	4,521	15.5%	1,019
Total	$28,365	100%	$28,903	100%	$(538)

During the three months ended March 31, 2011, we manufactured and marketed 117 products, compared to 89 products for the three months ended March 31, 2010.

For the three months ended March 31, 2011, revenues from our Ointments decreased by $1,136,000, or 14.6%, as compared to the same period of 2010. The decrease was primarily due to the decreased sales of our Hemorrhoids Ointment. Revenue generated from our Hemorrhoids Ointment was $848,000 and $2,349,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease was due to the SFDA’s enforcement of new regulations on the advertisement of certain medicinal products, which negatively impacted our distributors’ sales. The decrease was partially offset by sales of the 7 new ointment products we launched after the first quarter of 2010. These 7 new ointment products contributed approximately $296,000 for the three months ended March 31, 2011.

For the three months ended March 31, 2011, revenues from our Patch products decreased $3,447,000, or 41.9%, as compared to the same period of 2010. The decrease was primarily due to the decreased revenue generated from our Pain Relief Patch and Asthma Patch products. The revenue generated from these two patch products was $2,281,000 and $5,321,000 for the three months ended March 31, 2011 and 2010, respectively. The primary reason for this decrease was our switch to new distributors after one of our key distributors terminated its business relationship with us during the third quarter of 2010.

For the three months ended March 31, 2011, revenues from our Wash Fluids products increased by $1,824,000, or 206.6%, as compared to the same period of 2010. The increase was primarily due to the increased sales from our Metronidazole and Chlorhexidine Wash Fluids, and several other Wash Fluids products. Revenue generated from our Metronidazole and Chlorhexidine Wash Fluids increased to $1,408,000 for the three months ended March 31, 2011, compared with $220,000 for the three months ended March 31, 2010, primarily due to the hiring of a new distributor we engaged in the second quarter of 2010.

For the three months ended March 31, 2011, revenues from Spray products decreased $458,000, or 15.3%, as compared to the same period of 2010. The decrease was primarily due to the decreased revenue generated from our YinKe Spray, JieYin Spray, and several other spray products.

For the three months ended March 31, 2011, revenues from our Drops products increased by $460,000, or 25.4%, as compared to the same period of 2010, primarily due to increased revenues from the sale of the six additional Drops products we launched after the first quarter of 2010. Revenues generated from the six additional Drops products were $474,000 for the three months ended March 31, 2011.

For the three months ended March 31, 2011, revenue generated from our Diagnostic Kits increased by $475,000, or 32.5%, as compared to the same period of 2010. This increase was primarily due to the increased sales from our Cardiac Arrest Early Examination Kits distributor. The revenue generated from our Cardiac Arrest Early Examination Kits was $1,071,000 and $868,000 for the three months ended March 31, 2011 and 2010, respectively.

            For the three months ended March 31, 2011, revenues from our Suppositories products increased by $725,000, or 60.0%, as compared to the same period of 2010, primarily due to the increased sales of our existing products and two additional products launched after the first quarter of 2010. Our existing products contributed an additional $509,000 of revenues for the three months ended March 31, 2011, compared to the same period last year, primarily due to our promotional efforts. Our new Suppositories products contributed revenues of $216,000 for the three months ended March 31, 2011.

              For the three months ended March 31, 2011, revenues from our Other products category increased by $1,019,000, or 22.5% as compared to the same period of 2010, primarily due to increased revenues from the sale of the thirteen additional products we launched after the first quarter of 2010. Revenues generated from the thirteen additional products were $1,481,000 for the three months ended March 31, 2011, which more than offset a $388,000 decrease in same product sales.

Operating Expenses

The following table summarizes the changes in our operating expenses for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	($ in thousands) (Unaudited)
Operating Expenses	2011	2010	Variance
Selling expense	$6,300	$5,911	6.6%
General and administrative expense	920	990	-7.1%
Depreciation and amortization	1334	841	58.6%
Research and development	4,112	3,764	9.2%
Total operating expenses	12,666	11,506	10.1%
Total revenue	$28,365	$28,903	-1.9%
% of operating expenses to revenue	44.7%	39.8%	4.9%

 For the three months ended March 31, 2011, selling expense increased by approximately $389,000, or 6.6%, as compared to the same period of 2010. The increase was primarily due to increased advertising spending and promotional fees which aggregated $2,994,000 and $2,686,000 for each of the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011, general and administrative expense decreased by approximately $70,000, or 7.1%, as compared to the same period of 2010. The decrease was primarily due to the implementation of certain cost saving initiatives by management.

For the three months ended March 31, 2011, depreciation and amortization expense increased by approximately $493,000, or 58.6%, as compared to the same period of 2010. The increase was primarily due to the full year effect related to the amortization and depreciation of a higher level of long-lived tangible and intangible assets. The net carrying value of our tangible and intangible assets approximated $93.0 million and $45.0 million as of December 31, 2010 and December 31, 2009, respectively.

For the three months ended March 31, 2011, research and development expense increased by approximately $348,000, or 9.2%, as compared to the same period of 2010. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

Major Research and Development Expenses during the Three Months Ended March 31, 2011
($ in thousands) (Unaudited)
			Aggregate	Estimated
			Expense Since	Additional Cost
		% of total	Commencement	to Complete
Projects	Expense	R&D	of Project	Research
Antroquinonol	$1,990	48.4%	$3,233	$14,003
Endostatin	729	17.7%	3,378	8,263
Injections	653	15.9%	7,506	2,023
Diagnostic Kits	554	13.5%	10,558	223
Breast Cancer Technology	182	4.4%	4,145	6,924

Total	$4,108	99.9%	$28,820	$31,436

For the three months ended March 31, 2010, total research and development expense was approximately $3,764,000. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

Major Research and Development Expenses during the Three Months Ended March 31, 2010
($ in thousands) (Unaudited)
			Aggregate	Estimated
			Expense Since	Additional Cost
		% of total	Commencement	to Complete
Projects	Expense	R&D	of Project	Research
Diagnostic Kits	$488	13	$3,218	$300
Breast Cancer Technology	497	13.2	2,767	8,300
Clindamycin Phosphate for Injection	424	11.3	475	1,000
Levofloxacin Hydrochloride Eye Drops	410	10.9	450	500
Nimesulide Granules	439	11.7	455	800
Optimization Experiments for Three Products	622	16.5	780	1,500
Total	$2,880	76.6	$8,145	$12,400

Other Income

For the three months ended March 31, 2011, we recorded an unrealized gain of $1,377,000 due to the change in fair value of our outstanding derivative warrant liability. For the three months ended March 31, 2010, we recorded an unrealized gain of $4,927,000 due to the change in fair value of our outstanding derivative warrant liability. The derivative warrant liability relates to our issuance of 750,000 common stock purchase warrants with anti-dilution protection in connection with our January 31, 2008 private placement. As of each of March 31, 2011 and 2010, warrants to purchase 593,800 shares remained issued and outstanding.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of March 31, 2011 and 2010:

	As of March 31,
	($ in thousands, except ratio and days) (Unaudited)
	2011	2010
Cash and cash equivalents	$48,058	$65,399
Current ratio	6.9	5.8
Quick ratio	6.3	5.6
Average accounts receivable turnover days	58.3	61.9
Average inventory turnover days	44.7	28.6
Working capital	$61,024	$71,327
Inventories	$6,589	$2,223

Cash provided by (used in):
Operating activities	$9,043	$12,616
Investing activities	$(4,501)	$(77)
Financing activities	$-	$94

As of March 31, 2011, our cash and cash equivalents were approximately $48,058,000, as compared to $65,399,000 at March 31, 2010. We had working capital at March 31, 2011 of approximately $61,024,000, compared to $71,327,000 at March 31, 2010. We consider current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2011. A summary of our cash flows from operating activities, investing activities and finance activities are summarized as follows:

Cash flows provided by operating activities were approximately $9,043,000 for the three months ended March 31, 2011, compared to $12,616,000 in the same period of 2010. The decrease in cash provided by operating activities of approximately $3,573,000 is primarily due to the following reasons: (i) our net income, less non-cash gains from revaluation of warrant liabilities plus the add-back of depreciation and amortization, was $6,207,000, compared to $8,606,000 in the three months ended March 31, 2011 and 2010, respectively, and (ii) we increased our inventory level in the three months ended March 31, 2011.

Cash flows used in investing activities were approximately $4,501,000 for the three months ended March 31, 2011, compared to $77,000 in the same period of 2010. Cash flows used in investing activities in 2011 were primarily related to our expenditures in purchasing China SFDA licenses for thirteen new medical products from Heilongjiang Traditional Chinese Medical University.

Cash flows provided from financing activities were zero for the three months ended March 31, 2011, compared to approximately $94,000 for the same period in 2010. Cash flows provided from financing activities in 2010 were primarily related to warrants cash exercised by certain warrant holders of ours.

Our current ratio was 6.9 at March 31, 2011, compared to 5.8 at March 31, 2010. Our quick ratio was 6.3 at March 31, 2011, compared to 5.6 at March 31, 2010. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

We calculate accounts receivable turnover by averaging the opening and closing balances of out accounts receivable during that period and dividing that amount by our average daily sales during such period.  Since accounts receivables fluctuate over the course of each quarter, in order to determine a more representative accountant receivables collection days, management calculates the turnover rate on a quarter-by-quarter basis. Our average daily sales, average accountant receivable, and accountant receivable turnover days for each of the three months ended March 31, 2011 and 2010 were as follows:

Three Months Ended	Average Daily Sales	Average A/R
March 31,	($ in thousands)	($ in thousands)	Turnover Days
2011	$315	$18,379	58.3
2010	$321	$19,865	61.9

Accounts receivable turnover days decreased to 58.3 in the three months ended March 31, 2011, compared to 61.9 in the three months ended March 31, 2010. Accounts receivable collections are generally slower during the fourth fiscal quarter and the first fiscal quarter, partly due to the Chinese public holidays within that period (about three weeks in total). During the second and third quarter of each year, due to stronger sales volume, the product turnover rate at the Company’s distributors and agents is higher, resulting in their shorter accounts payable periods.

Our inventory turnover days for the three months ended March 31, 2011 and 2010 calculated by using average daily costs of goods sold and average inventory for each quarter were as follows:

Quarters Ended	Average Daily COGS	Average Inventory	Turnover
March 31,	($ in thousands)	($ in thousands)	Days
2011	$101	$4,500	44.7
2010	$81	$2,318	28.6

Due to the forecast of certain cost increases of raw materials, management began to increase the inventory levels since the second half of 2009. Our management increased our inventory levels in the first quarter of 2011 in order to satisfy our future production needs, as well as to limit the effects of possible future price increase of raw materials.  The inventory turnover days increased to 44.7 days for the three months ended March 31, 2011, compared to 28.6 days for the three months ended March 31, 2010.

Contractual Obligations and Commercial Commitments

As of March 31, 2011, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, and other long term liabilities reflected on our balance sheet under GAAP.

 Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the three months ended March 31, 2011 were denominated primarily in RMB, the currency of China, and were converted into U.S. dollars at the exchange rate of 6.5564 RMB to 1 U.S. Dollar at March 31, 2011 from 6.8361 RMB to 1 U.S. Dollar at March 31, 2010. The exchange rate was 6.6118 RMB to 1 U.S. Dollar and 6.8372 RMB to 1 U.S. Dollar at December 31, 2010 and 2009, respectively. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

As of March 31, 2011, we do not invest or trade market risk sensitive instrument or have any debt subject to interest rate fluctuations.

Substantially all of our revenues and expenses are denominated in RMB.  Since 1994, the exchange rate for the RMB against the U.S. dollar has remained relatively stable, most of the time in the region of approximately RMB 8.00 to U.S. $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. Currently, exchange rates are approximately RMB 6.6 to U.S. $1.00 resulting in the increase in price of Chinese products to U.S. purchasers.  As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition.  If we decide to convert RMB into U.S. dollars and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB that we convert would be reduced.

Inflation in China may materially impact our results of operations.  According to the PRC National Bureau of Statistics, the inflation rate in the consumer price index in China was 3.3%, -0.7% and 5.9%, in 2010, 2009, and 2008, respectively.

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earned an annual interest income yield of approximately 0.4% for the three months ended March 31, 2011. For all the bank accounts in the PRC, we earned interest income of approximately $32,000 and $23,000 for the three months ended March 31, 2011 and 2010, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above.  Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of March 31, 2011, our disclosure controls and procedures were effective at a reasonable assurances level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three month period ended March 31, 2011, we did not engage in any unregistered sales of equity securities.

Item 3.  Defaults upon Senior Securities.

In the three-month period ended March 31, 2011, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended March 31, 2011, or subsequent period through the date hereof, which was not so reported.

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

CHINA SKY ONE MEDICAL, INC.

Dated: May 10, 2011	By:	/s/ Liu Yan-qing
Liu Yan-qing
Chairman, Chief Executive Officer and President

Dated: May 10, 2011	By:	/s/ Pan Hong-yu
Pan Hong-yu
Chief Financial Officer and Treasurer