Form 10-Q
period 2011-06-30
CHINA SKY ONE MEDICAL, INC.
filed 2011-08-09
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________________to____________________________________

Commission file number: 001-34080

CHINA SKY ONE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0430322
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 2158, North Xiang An Road, Song Bei District, Harbin, People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

86-451-87032617 (China)
(Registrant’s telephone number, including area code)

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
Yes ☐ No ☒

As of July 20, 2011, the registrant had 16,940,539 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED JUNE 30, 2011

TABLE OF CONTENTS

		PAGE

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited)	4
	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 (unaudited) and 2010 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56
PART II	OTHER INFORMATION	57
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Removed and Reserved	57
Item 5.	Other Information	57
Item 6.	Exhibits	58
Signatures		59

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

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$37,671	$40,760	$66,036	$69,663
Cost of Goods Sold	12,753	11,216	21,817	18,491
Gross Profit	24,918	29,544	44,219	51,172
Operating Expenses
Depreciation and amortization	1,396	827	2,730	1,668
Research and development	5,923	5,910	10,035	9,674
Selling	8,530	7,983	14,830	13,894
General and administrative	800	1,123	1,720	2,113
Total operating expenses	16,649	15,843	29,315	27,349
Income from Operations	8,269	13,701	14,904	23,823
Other Income
Interest income	55	30	87	59
Change in fair value of derivative warrant liability	214	2,087	1,591	7,013
Total other income	269	2,117	1,678	7,072
Net Income Before Provision for Income Tax	8,538	15,818	16,582	30,895
Provision for Income Taxes	2,436	3,576	4,357	6,065
Net Income	$6,102	$12,242	$12,225	$24,830
Basic Earnings Per Share	$0.36	$0.73	$0.72	$1.48
Basic Weighted Average Shares Outstanding	16,940,539	16,790,851	16,940,539	16,783,896
Diluted Earnings Per Share	$0.36	$0.73	$0.72	$1.47
Diluted Weighted Average Shares Outstanding	16,940,539	16,812,810	16,940,539	16,894,775
Other Comprehensive Income
Foreign currency translation adjustment	$2,275	$535	$3,690	$556
Net Income	6,102	12,242	12,225	24,830

Comprehensive Income	$8,377	$12,777	$15,915	$25,386
See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share data)

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$44,295	$43,124
Accounts receivable, net	21,864	20,080
Inventories	6,701	2,409
Prepaid and other current assets	22	21
Total current assets	72,882	65,634
Property and equipment, net	28,890	28,960
Intangible assets, net	26,520	23,155
Construction in progress	41	19
Land use rights, net	43,042	40,844
Land and construction deposits	20,255	13,612
Total Assets	$191,630	$172,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$7,430	$3,309
Taxes payable	4,186	3,225
Derivative warrant liability	83	1,674
Total current liabilities	11,699	8,208

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,940,539 issued and outstanding)	17	17
Additional paid-in capital	39,252	39,252
Retained earnings	125,967	113,742
Accumulated other comprehensive income	14,695	11,005
Total stockholders' equity	179,931	164,016

Total Liabilities and Stockholders' Equity	$191,630	$172,224
See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net Income	$12,225	$24,830
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	3,021	1,919
Change in fair value of derivative liability	(1,591)	(7,013)
Net change in assets and liabilities:
Accounts receivable	(1,335)	(2,719)
Inventories	(4,196)	(3,124)
Prepaid expenses and other current assets	1	50
Accounts payable and accrued expenses	4,007	3,487
Taxes payable	882	1,838
Net cash provided by operating activities	13,014	19,268

Cash flows from investing activities
Land and construction deposits	(6,281)	(7,316)
Purchase of property and equipment	(96)	(407)
Purchase of land use rights	(1,986)	-
Purchase of intangible assets	(4,389)	-
Purchase of construction in process	(20)	-
Net cash used in investing activities	(12,772)	(7,723)

Cash flows from financing activities
Proceeds from warrants conversion	-	94
Net cash provided by financing activities	-	94

Effect of exchange rate changes on cash and cash equivalents	929	261

Net increase in cash and cash equivalents	1,171	11,900
Cash and cash equivalents at beginning of period	43,124	52,756
Cash and cash equivalents at end of period	$44,295	$64,656

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$3,840	$4,942

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

China Sky One is a holding company whose principal operations are conducted through its wholly-owned subsidiaries. The Company has no revenues separate from its subsidiaries, and has expenses related to its status as a public reporting company and to its ownership interest in American California Pharmaceutical Group, Inc. (“ACPG”) and Harbin Tian Di Ren Medical Science and Technology Company (“TDR”).

ACPG, the Company’s non-operating United States holding company subsidiary, was incorporated on December 16, 2003, in the State of California, under the name “QQ Group, Inc.” QQ Group, Inc. changed its name to “American California Pharmaceutical Group, Inc.” in anticipation of the stock exchange transaction with China Sky One (then known as “Comet Technologies, Inc.”) and TDR, described herein. On December 8, 2005, ACPG completed a stock exchange transaction with TDR, a People’s Republic of China (“China” or “PRC”) based operating company and TDR’s subsidiaries (the “TDR Acquisition”), each of which were fully operating companies in the PRC. Under the terms of the agreement, ACPG exchanged 100% of its issued and outstanding common stock for 100% of the capital stock of TDR and its subsidiaries, described below.

Thereafter, on May 11, 2006, ACPG entered into a Stock Exchange Agreement with the shareholders of China Sky One. The stock exchange transaction was consummated and the acquisition was completed on May 30, 2006. As a result of the transaction, the Company issued a total of 10,193,377 shares of its common voting stock to the stockholders of ACPG, in exchange for 100% of the capital stock of ACPG resulting in ACPG becoming the Company’s wholly-owned subsidiary.

TDR, formerly known as “Harbin City Tian Di Ren Medical Co.,” was originally formed in 1994 and its principal executive office is located in Harbin City of Heilongjiang Province, in the PRC. TDR was reorganized and incorporated as a limited liability company on December 29, 2000, under the “Corporation Laws and Regulations” of the PRC. At the time of the TDR Acquisition, TDR had two wholly-owned subsidiaries, Harbin First Bio-Engineering Company Limited (“First”) and Kangxi Medical Care Product Factory (“Kangxi”). In July 2006, First and Kangxi were merged, with First remaining as the surviving subsidiary of TDR. The principal activities of TDR and First are the research, manufacture and sale of over-the-counter non-prescription health care products. TDR commenced its business in the sale of branded nutritional supplements and over-the-counter pharmaceutical products in the Heilongjiang Province. TDR has subsequently evolved into an integrated manufacturer, marketer, and distributor of external use natural Chinese medicine products sold primarily to and through independent agents and China’s large pharmaceutical chains.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of October 16, 2006, the Company organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR (“Tian Qing”), to conduct research and development in the areas of tissue and stem cell banks. As of June 30, 2011, Tian Qing had insignificant operations.

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

On April 18, 2008, China Sky One through its subsidiary TDR consummated a share acquisition pursuant to an Equity Transfer Agreement with the shareholders of Heilongjiang Haina Pharmaceutical Inc., a corporation that had been recently organized under the laws of the PRC (“Haina”), and was licensed as a wholesaler of TCDs, bio-medicines, bio-products, medicinal devices, antibiotics and chemical medicines. At the time, Haina did not have an established sales network and was acquired for its primary asset, a Good Supply Practice (GSP) license (License No. A-HLJ03-010) issued by the Heilongjiang office of the SFDA. The SFDA had recently started issuing such licenses to resellers of medicines that maintain certain quality controls. The GSP license, which was issued as of December 21, 2006 and will expire on January 29, 2012, enabled the Company to expand its sales of medicinal products without having to go through a lengthy license application process.

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

On December 21, 2010, TDR, entered into an agreement with Heilongjiang Tang Wang He Forest Bureau, pursuant to which the Company acquired the rights to grow and harvest herbs and other plants on approximately 74,000 acres of forest land in the Xiao Xing’an Mountain region in Heilongjiang Province, China, for a 30-year term expiring December 20, 2040. Pursuant to the agreement, the Company may utilize the herbs and other plants it grows on the forest land as raw materials in connection with the production of the Company’s products, as well as for sale to third parties. The Company’s total rent for the 30-year term is approximately $36 million (RMB 240 million), which was paid in full at the time of the transaction. This new arrangement is intended to provide the Company’s TCM business a hedge against fluctuations in raw material prices.

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

A significant amount of the Company’s cash and cash equivalents are held in commercial bank checking accounts in the PRC and earn interest income (annual yield of approximately 0.36% for the year ended December 31, 2010, and approximately 0.50% for the six months ended June 30, 2011). For all the bank accounts in the PRC and in the U.S., the Company earned interest income of approximately $87,000 and $59,000 for the six months ended June 30, 2011 and 2010, respectively. Management believes it is beneficial to retain sufficient cash in checking accounts so it is readily available for working capital and general corporate purposes, and to fund potential business and asset acquisitions and other opportunities which may arise.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. As of June 30, 2011 and December 31, 2010, the Company’s allowance for doubtful accounts was $59,000 and zero, respectively.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the weighted-average method. Inventories are valued using the weighted-average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. The Company recorded no inventory reserve position as of June 30, 2011 and December 31, 2010.

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

Building and Improvements	30 years
Land use rights	30 to 50 years
Furniture and Equipment	5 to 7 years
Transportation Equipment	5 to 15 years
Machinery and Equipment	7 to 14 years

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying value exceeds the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges of property and equipment in the six months ended June 30, 2011 and 2010.

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

Intangible assets – Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived assets and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other appropriate methods. The Company did not record any impairment charges for the six months ended June 30, 2011 and 2010.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s intangible assets consist of proprietary technologies, SFDA licenses for drug batch numbers and goodwill. Proprietary technologies are technologies that we acquired either from our business acquisitions or in the normal course of business. The SFDA licenses for drug batch numbers were acquired in connection with the Company’s business acquisitions of Tianlong and Peng Lai in 2008, as well as from Heilongjiang Traditional Chinese Medical University in the first quarter of 2011. We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. As a result, the Company’s cost basis in the trademark is nominal since such costs were previously expensed in prior periods. As of June 30, 2011, the weighted average amortization period for the Company’s intangible assets is approximately 7.75 years.

Derivative warrant liability– The Class A Warrants (the “Warrants”) issued in connection with our January 31, 2008 private placement include a reset provision which would be triggered if we issue common shares below the exercise price of $12.50 as defined in the Warrant Agreement. Effective January 1, 2009 the reset provision of these Warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly, ASC 815-40 which was effective as of January 1, 2009, has been applied resulting in a reclassification of the Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. The Company used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at June 30, 2011 include a term of approximately 2.5 years; volatility of 69.0% and a risk free interest rate of 0.69%. Changes in fair value of the Warrants are recognized within the consolidated statement of operations during each reporting period.

Foreign Currency - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are recorded in Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of the capital contribution. All translation adjustments resulting from the translation of the financial statements into U.S. Dollars are recorded as accumulated other comprehensive income, a component of stockholders’ equity. At June 30, 2011 the exchange rate was 6.47 RMB to one U.S. dollar compared to 6.61 RMB to one U.S. dollar at December 31, 2010. For the six months ended June 30, 2011, the average exchange rate was 6.54 RMB to one U.S. dollar compared to 6.83 RMB to one U.S. dollar for the same period of 2010.

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

The Company incurred research and development expenses of approximately $5,923,000 and $5,910,000, for the three months ended June 30, 2011 and 2010, respectively, and $10,035,000 and $9,674,000, for the six months ended June 30, 2011 and 2010, respectively.

Advertising – The Company signs contracts with agents who then place its advertising in the mediums of television, radio and newspaper. Advertising expense is incurred in the period the advertisements take place. Thus, costs of advertising are expensed as incurred. Advertising costs were approximately $4,502,000 and $3,710,000 for the three months ended June 30, 2011 and 2010, respectively, and $7,496,000 and $6,396,000 for the six months ended June 30, 2011 and 2010, respectively. An immaterial amount of the Company’s advertisement expenses were related to advertising production costs. Advertising costs are reported as part of selling expenses in the consolidated statements of operations.

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

Enterprise income tax

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the Company’s income tax rate for TDR and its subsidiaries for the six months ended June 30, 2011 and 2010:

Income Tax Rate	As of June 30,
for Subsidiaries	2011	2010
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue *

*
Reflects a 25% tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 92% of revenue.

The Company’s management is confident these favorable tax rates will be renewed. If the Company failed to obtain these favorable tax rates, the impact to the Company’s financial results for the three or six months ended June 30, 2011 would be immaterial.

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

The Company’s contributions to the pension or retirement plan are calculated at 22% of the employees’ salaries above a fixed threshold amount. The employees contribute 8% to the pension plan. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred costs of $58,000 and $72,000 for each of the three months ended June 30, 2011 and 2010, respectively, and $117,000 and $116,000 for the six months ended June 30, 2011 and 2010, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses, and other payables approximate their fair values at June 30, 2011 and December 31, 2010 because of the relatively short-term maturity of these instruments. The fair value of derivative instruments is provided by an independent third party valuation expert. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income.” The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of this accounting guidance on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this accounting guidance on its financial statements.

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

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

3.	Revenue by Product Category and Geographic Region

For the six months ended June 30, 2011 and 2010, overseas sales were approximately $2,306,000, or 3.5%, and $3,726,000, or 5.3% respectively. For the three months ended June 30, 2011 and 2010, overseas sales were approximately $1,267,000 and $2,910,000, respectively.

Our total revenues for the six month periods ended June 30, 2011 and 2010 were approximately $66,036,000 and $69,663,000, respectively. The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the six months ended June 30, 2011 and 2010:

For the Six Months Ended June 30, ($ in thousands) (Unaudited)
	2011		2010		Variance

Product Category	Sales	% of Sales	Sales	% of Sales

Ointments	$14,921	22.6%	$19,419	27.9%	$(4,498)
Patches	11,161	16.9%	17,927	25.7%	(6,766)
Wash Fluids	6,959	10.5%	2,704	3.9%	4,255
Sprays	6,506	9.9%	8,124	11.7%	(1,618)
Drops	4,189	6.3%	4,700	6.7%	(511)
Diagnostic Kits	5,097	7.7%	3,778	5.4%	1,319
Suppositories	4,496	6.8%	3,479	5.0%	1,017
Other	12,707	19.3%	9,532	13.7%	3,175
Total	$66,036	100%	$69,663	100%	$(3,627)

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

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of June 30, 2011, the Company held approximately $710,000 of cash and cash equivalent account balances within the U.S., $234,000 of which were not covered by the FDIC insurance limits. As of June 30, 2011, the Company had approximately $43,574,000 in China bank deposits, which is not insured.

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

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company does not set aside any reserves for product liability risks or other potential claims. The Company’s policy is to record losses associated with its lack of insurance coverage at such time as a realized loss is incurred. Historically, the Company has not had any material losses in connection with its lack of insurance coverage and was not party to any material pending legal proceedings as of June 30, 2011. Management’s intention is to use the Company’s working capital to fund any such losses incurred due to the Company’s exposure to inadequate insurance coverage.

Payments of dividends may be subject to some restrictions due to the Company’s operating subsidiaries all being located in the PRC.

Major Customers

For the six months ended June 30, 2011, no customer accounted for 10% or more of our total revenues or accounts receivable. For the six months ended June 30, 2010, no customer accounted for 10% or more of our total revenues. At June 30, 2010, Harbin Shiji Baolong Medicine Company accounted for approximately 10% of all accounts receivable. No other customers accounted for 10% or more of our accounts receivable at June 30, 2011 and 2010.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Major Suppliers

For the six months ended June 30, 2011, Heilongjiang Kangda Medicine Company, Shenzhen Hongyuan Plastic Packaging Company and Harbin Zhongjia Chemical Company accounted for approximately 38%, 14%, and 11% of the Company’s total inventory purchases, respectively. For the six months ended June 30, 2010, Heilongjiang Kangda Medicine Company accounted for approximately 50% of the Company’s total inventory purchases. No other suppliers accounted for 10% or more of our total inventory purchases for the six months ended June 30, 2011 and 2010. We believe alternative local suppliers are available to meet our fulfillment needs if necessary.

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

Warrants to purchase 593,800 shares of common stock with exercise prices of $12.50 were outstanding and exercisable as of June 30, 2011. These stock warrants to purchase 593,800 shares of common stock were excluded from the computation of diluted earnings per share due to the exercise price being above the average market price of our common stock for the three and six months ended June 30, 2011. These stock warrants may dilute earnings per share in the future.

The dilutive potential of our common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at the average market price of the common stock during the relevant period. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s computation of basic and diluted net income per share for the three months ended June 30, 2011 and 2010:

For the three months ended June 30,
($ in thousands, except share and per
share data) (Unaudited)

	2011		2010
Numerator:

Net income used in calculation of basic and diluted earnings per share	$6,102	*	$12,242	**

Denominator:

Weighted-average common shares outstanding used in calculation of basic earnings per share	16,940,539		16,790,851
Effect of dilutive securities:
Warrants and Options	-		21,959

Weighted-average common shares used in calculation of diluted earnings per share	16,940,539		16,812,810

Net income per share:
Basic	$0.36	*	$0.73	**
Diluted	$0.36	*	$0.73	**

* Includes a gain of $214 and $0.01 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants

** Includes a gain of $2,087 and $0.12 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s computation of basic and diluted net income per share for the six months ended June 30, 2011 and 2010:

For the six months ended June 30,
($ in thousands, except share and per
share data) (Unaudited)

	2011		2010
Numerator:

Net income used in calculation of basic and diluted earnings per share	$12,225	*	$24,830	**

Denominator:

Weighted-average common shares outstanding used in calculation of basic earnings per share	16,940,539		16,783,896
Effect of dilutive securities:
Warrants and Options	-		110,879

Weighted-average common shares used in calculation of diluted earnings per share	16,940,539		16,894,775

Net income per share:
Basic	$0.72	*	$1.48	**
Diluted	$0.72	*	$1.47	**

* Includes a gain of $1,591 and $0.09 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants

** Includes a gain of $7,013 and $0.42 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants.

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

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock. As of June 30, 2011, a total of 376,095 common shares have been granted pursuant to the 2006 Plan to Company employees and consultants.

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

8.	Outstanding Warrants and Options

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2011:

		Weighted		Weighted
		average		average
	Shares	Exercise	Shares	Exercise
	Underlying	Price	underlying	Price
	Warrants	Warrants	Options	Options

Outstanding as of June 30, 2010	593,800	$12.5	-	$-

Exercised	-	-	-	-

Outstanding as of December 31, 2010	593,800	$12.5	-	$-

Exercised	-	-	-	-

Outstanding as of June 30, 2011	593,800	$12.5	-	$-

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Class A Warrants granted in connection with the Purchase Agreement represent the right to purchase an aggregate of 593,800 shares of Common Stock of the Company (the “Warrant Shares”), at an exercise price of $12.50 per share (the “Exercise Price”), and with a weighted average remaining life of approximately 2.5 years, and have the following additional characteristics:

•
The Class A Warrants became exercisable beginning on the six-month anniversary of the closing of the January 2008 Offering and were originally set to expire on July 31, 2011. Because the Company did not meet its requirements to register the shares underlying the Class A Warrants on a timely basis, the expiration date of the Class A Warrants have been extended to December 21, 2013.

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

Upon any adjustment to the Exercise Price for a standard anti-dilution adjustment (other than in the case of a dividend or distribution of indebtedness or assets (other than cash)), or for a below exercise price issuance, the number of Warrant Shares is adjusted to a number of shares obtained by multiplying the number of Warrant Shares immediately prior to such adjustment by a fraction, the numerator of which shall be the Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Exercise Price in effect immediately after such adjustment. On the Closing Date, the Company’s management assessed the Class A Warrants and concluded the Class A Warrants were indexed to the Company’s own stock and as such equity classification was proper pursuant to the scope exception in ASC 815-10-15-74 (formerly paragraph 11(a) of SFAS 133). There was no issuance of securities during 2011 and 2010 which would have resulted in an adjustment to the Exercise Price or number of Warrant Shares.

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

At June 30, 2011, the Company had 593,800 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants. Significant assumptions used at June 30, 2011 include a term of approximately 2.5 years; volatility of 69.0% and a risk free interest rate of 0.69%. The outstanding Class A Warrants at June 30, 2011 have a fair value of approximately $83,000. The Company recorded income of $1,591,000 due to the change in fair value of the related derivative warrant liability for the six months ended June 30, 2011. The Company recorded income of $214,000 due to the change in fair value of the related derivative warrant liability for the three months ended June 30, 2011.

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

As of June 30, 2011 and December 31, 2010, inventories consist of the following:

	($ in thousands)
	June 30, 2011 (Unaudited)	December 31, 2010
Raw Material	$3,275	$1,044
Work-in-Process	512	647
Finished Products	2,914	718
Total Inventories	$6,701	$2,409

The Company believes the inventory level at June 30, 2011 is sufficient to support its short term sales.

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

Management calculates the Company’s inventory turnover rate using total inventory rather than just finished goods, because its production cycle is of an extremely short duration. The inventory turnover rate is further discussed in the Liquidity section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, found elsewhere in this report.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Property and Equipment, net

As of June 30, 2011 and December 31, 2010, Property and Equipment, net consist of the following:
	($ in thousands)
	June 30,	December 31,
	2011 (Unaudited)	2010
Buildings and improvements	$25,730	$25,185
Machinery and equipment	6,126	5,961
Transportation equipment	1,272	1,188
Furniture and equipment	404	392
Total Property and Equipment	33,532	32,726
Less: Accumulated Depreciation	(4,642)	(3,766)
Property and Equipment, Net	$28,890	$28,960

For the six months ended June 30, 2011 and 2010, depreciation expense totaled $786,000 and $557,000, respectively.

Depreciation expense included within Cost of Goods Sold for the six months ended June 30, 2011 and 2010 amounted to $291,000 and $251,000, respectively.

11.	Intangible Assets, net

Intangible assets consist of proprietary technologies that the Company purchased during its normal course of business. The SFDA licenses for drug batch numbers were acquired in connection with the Company’s business acquisitions of Tianlong and Peng Lai in 2008, as well as from Heilongjiang Traditional Chinese Medical University in the first quarter of 2011.

A breakdown of the Company’s intangible assets, net by subsidiaries as of June 30, 2011 is as follows:

	Intangible Assets as of June 30, 2011, net ($ in thousands) (Unaudited)
Item	TDR		Haina		Tianlong	First	Peng Lai		Total
Proprietary Technologies	$1,110		$		$4,507	$10,394	$		$16,011
SFDA licenses for drug batch numbers	4,302	*			1,517			3,887	9,706
Goodwill	429			374					803
Total	$5,841			$374	$6,024	$10,394		$3,887	$26,520

*	TDR acquired drug batch numbers from Heilongjiang Traditional Chinese Medical in the first quarter of 2011.

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

As of June 30, 2011, the weighted average amortization period for the Company proprietary technologies and SFDA licenses for drug batch numbers is approximately 7.75 years.

Amortization expense of our intangible assets with finite lives and land use rights for each of the six months ended June 30, 2011 and 2010 was approximately $2,235,000 and $1,362,000, respectively.

12.	Taxes Payable

Taxes payable consists of the following:
	($ in thousands)
	June 30, 2011
	(Unaudited)	December 31, 2010
Value Added Tax, net	$1,514	$1,169
Enterprise Income Tax	2,450	1,886
City Tax	104	81
Other Taxes and additions	118	89
Total Taxes Payable	$4,186	$3,225

13.	Income Taxes

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets force the income tax rate for TDR and its subsidiaries for the six months ended June 30, 2011 and 2010:

	As of June 30,
Income Tax Rate	2011	2010
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue

*
Reflects a 25% Tax rate on 8% of Peng Lai’s revenue, regardless of its taxable income. As authorized by Peng Lai Municipal Tax Bureau, Peng Lai was not required to pay tax on the remaining 92% of revenue regardless of its taxable income.

All the favorable tax rates for TDR, First, Tianlong and Peng Lai expired by the end of fiscal year 2010. The Company is currently seeking renewal of these favorable tax rates. The Company’s management is confident these favorable tax rates will be renewed. If the Company failed to obtain the favorable tax rates, the impact on the Company’s financial results for the three or six months ended June 30, 2011 would be immaterial.

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

Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s net operating losses and tax credit carryforwards may be limited because of cumulative changes in ownership of more than 50% that have occurred. Net operating loss (“NOL”) carryforwards only apply to the Company’s U.S. holding companies because they incurred certain general and administrative expenses without generating any revenue and, therefore, incurred operating losses. During the six months ended June 30, 2011, the $1,262,000 of income before income tax in U.S. holding companies includes a gain of $1,591,000 from the change in fair value of its derivative warrant liability. Management’s position is that it is more likely than not that any future tax benefits from the U.S. holding companies will not be realized, and, as such, a full valuation allowance has been recorded.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s effective tax rate was approximately 26.3% and 19.6% for the six months ended June 30, 2011 and 2010, respectively. A reconciliation of the statutory tax provision to the Company’s tax provision for the six months ended June 30, 2011 and 2010 is as follows:

	($ in thousands) (Unaudited)
	Six Months Ended June 30, 2011
	China	U.S.	Total
Income before income taxes	$15,320	$1,262	$16,582
Statutory tax rate	25%	34%
Expected statutory income tax expense (benefit)	3,830	429	4,259
Tax rate changes – Special Entity	527	-	527
Valuation allowance	-	(429)	(429)
Income tax expense	$4,357	$-	$4,357
Effective tax rate	28.4%	-	26.3%

	($ in thousands) (Unaudited)
	Six Months Ended June 30, 2010
	China	U.S.	Total
Income before income taxes	$24,726	$6,169	$30,895
Statutory tax rate	25%	34%
Expected statutory income tax expense (benefit)	6,182	2,098	8,280
Tax rate changes – Special Entity	(117)	-	(117)
Valuation allowance	-	(2,098)	(2,098)
Income tax expense	$6,065	$-	$6,065
Effective tax rate	24.5%	-	19.6%

14.	Land Use Rights and Construction in Progress

The Company considers the fact that, in the PRC, there is no land ownership but rather land use right and it is more appropriate to allocate land use rights under a separate category and amortize land use rights based on 50 years of the land use rights, or the term of the lease. Land use rights, net, are approximately $43,042,000 and $40,844,000 at June 30, 2011 and December 31, 2010, respectively.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the second quarter of 2007, TDR entered into an agreement with the Development and Construction Administration Committee of Harbin Song Bei New Development District to purchase land use rights for 50 years for the development of a new corporate headquarters with a biotech engineering lab. In fiscal 2010, the Company completed construction of its new corporate headquarters and began occupancy. The corporate headquarters was constructed at an aggregate cost of approximately $13.0 million.

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives the Company the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forest land in the Xiao Xing'an Mountain region, for a term of 30 years. As part of the transaction, the Company paid upfront approximately $36.0 million (RMB 240 million) in cash. The Company believes this arrangement provides its TCM business with a hedge against fluctuations in raw material prices.

In June 2011, the Company acquired the land use rights for 30 years to approximately 49 additional acres of land in Tang Wang He to use for the trial planting of herbs, at a purchase price of approximately $2.0 million. The trial planting of some herbs commenced in June 2011.

15.	Commitments and Contingencies

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of external use Chinese medicine such as those sold by the Company are subject to regulations by one or more federal agencies. The principal federal agencies include the State Food and Drug Administration of the Government of the PRC, the Food and Drug Administration (the “FDA”), Heilongjiang Provincial Food and Drug Administration (“PFDA”) of the PRC, National Biology Products Inspection Institute (“NBPI”) and the National Food and Drug Administration (“NFDA”) of the PRC and, to a lesser extent, the Consumer Product Safety Commission. These activities are also regulated by various governmental agencies for the countries, states and localities in which the Company’s products are sold.

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

On September 4, 2009, the SEC issued a formal order of investigation relating to, among other things, certain of our accounting, record-keeping and disclosure practices.  Between that time and the present, we have received document and testimonial subpoenas from the SEC with which we have complied. We intend to comply with subpoenas that are received in the future, if any are.

In early July 2011, TDR’s bid on 50-year land use rights covering approximately 85,000 square meters of land located in the High-Tech Development Zone of Song Bei District in Harbin, China was accepted. The Company acquired the land use rights for total consideration of approximately $7.3 million, which was originally deposited with Harbin High-Tech Development Zone during the second quarter of 2010. The deposit is recorded as part of Land and Construction Deposits within the consolidated balance sheets. The Company intends to build a research and development center, an injection manufacturing facility, a logistics center, and an office building on the land during the first phase of development, which the Company currently expects to complete by mid-2012.

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

DISCUSSION

General

We are engaged, through our China-based indirect subsidiaries described below, in the development, manufacture, marketing and sale of over-the-counter, branded nutritional supplements and over-the-counter plant and herb-based pharmaceutical and medicinal products. Our principal products are external use Traditional Chinese Medicines (“TCMs”). We have evolved into an integrated manufacturer, marketer and distributor of external-use TCM products sold primarily in the PRC and through Chinese domestic pharmaceutical chains. All of our business is conducted through our wholly-owned subsidiary, ACPG which, in turn, wholly owns TDR, and TDR’s subsidiaries.

For the six months ended June, 2011, total revenues were $66,036,000, compared to $69,663,000 for the six months ended June 30, 2010. Our revenues decreased by $3,627,000, or 5.2%, as compared to the same period of 2010, primarily due in part to the termination of two major customer relationships (one domestic distributor and one overseas agent) in the third quarter of 2010. Revenues generated from these two customers in the six months ended June 30, 2010 were approximately $12,854,000 or 18.5% of our total revenues for that period. Efforts are ongoing to find other distributors to replace the lost sales resulting from the loss of these two key customers. The table below summarizes the revenues generated from these two distributors in the six months ended June 30, 2010:

	Revenues generated from the two distributors for the six months ended June 30, 2010
Product Category	($ in thousands)
	Domestic		Overseas
Ointments	$1,648		$-
Patches	4,748		1,546
Wash fluids	47	*	-
Sprays	1,352	*	-
Diagnostic Kits	3,513		-

Total	$11,308		$1,546

*Reflects the reclassification of $580,000 of revenues from our Wash Fluids product category to our Sprays product category.

Our net income was $12,225,000, or $0.72 per share for in the six months ended June 30, 2011, compared to net income of $24,830,000, or $1.47 per share in the same period of 2010, as calculated on a diluted basis. Excluding the non-cash change in fair value of our derivative warrant liability (the change in fair value of our derivative warrant liability was $1,591,000 and $7,013,000 for the six months ended June 30, 2011 and 2010, respectively), we realized net income of $10,634,000, or $0.63 per share for the six months ended June 30, 2011, compared to net income of $17,817,000, or $1.05 per share in the same period of 2010, as calculated on a diluted basis.

For the three months ended June, 2011, total revenues was $37,671,000, compared to $40,760,000 for the three months ended June 30, 2010.

Our net income was $6,102,000, or $0.36 per share for the three months ended June 30, 2011, compared to net income of $12,242,000, or $0.73 per share in the same period of 2010, as calculated on a diluted basis. Excluding the non cash change in fair value of our derivative warrant liability (the change in fair value of our derivative warrant liability was $214,000 and $2,087,000 for the three months ended June 30, 2011 and 2010, respectively), the Company realized net income of $5,888,000, or $0.35 per share for the three months ended June 30, 2011, compared to net income of $10,155,000, or $0.60 per share in the same period of 2010, as calculated on a diluted basis.

Product Line

During the six months ended June 30, 2011, we manufactured and marketed 117 products, compared to 114 products for the six months ended June 30, 2010. Our manufacturing operations are conducted at our subsidiaries’ facilities located in Heilongjiang Province and Shan Dong Province in the PRC. We sell our products under eight main categories:

Product Category	2011	2010
Ointments	25	23
Patches	5	5
Wash Fluids	9	9
Sprays	14	16
Drops	10	9
Diagnostic Kits	4	3
Suppositories	16	16
Other	34	33
Total:	117	114

Below are our ten highest revenue generating products for the six months ended June 30, 2011, which accounted for 56.1% of our sales revenue in that period.

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

Anti-Hypertension Patch

The anti-hypertension patch is based on five thousand years of Chinese herbal vein therapy that has been adapted to a modern transdermal therapeutic system. The product utilizes a Body-Yong-Guan point technique, which is believed to maximize the effectiveness of the medicinal ingredients. The product is believed to stimulate blood capillaries and to be effective in improving circulation and reducing blood pressure.

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

Other Product Category:

We include 34 of our products under the “Other” product category. There is no single product or category of products within the Other product category that represented 5% or more of our revenues in the six month period ended June 30, 2011. The Other product category includes tablets, liniments, syrups, capsules, granules, injections, aerosols and oral liquids.

Naftopidil Dispersible Tablet

This tablet is designed to treat benign enlargement of the prostate among middle aged males. It is effective in its treatment because its ingredients can be easily digested and absorbed by the human body.

Musk Pain Relief Liniment

This liniment is designed to activate blood and dissolve stasis, dredge meridians, and relieve pain caused by falls and arthralgia.

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

For the six months ended June 30, 2011, total research and development expenses were approximately $10,035,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Six Months Ended June 30, 2011 (Unaudited) ($ in thousands)
					Estimated
				Aggregate	Additional Cost
			% of total	Expense Since Commencement	to Complete
Projects	Stage	Expense	R&D	of Project	Research
Injections	Clinical trial	$3,149	31.4	$10,002	$-	*
Antroquinonol	Clinical trial	2,003	20.0	3,246	13,990
Diagnostic Kits	Lab research and clinical trial	1,154	11.5	11,158	4,133	**
Levofloxacin Hydrochloride Eye Drops	Clinical trial	917	9.1	2,109	-	*
Endostatin	Lab research and clinical trial	734	7.3	3,383	8,258
Total		$7,957	79.3	$29,898	$26,381

*Our Clindamycin Phosphate Injection, Tiopronin for Injection and Levofloxacin Hydrochloride Eye Drops have entered into the final phase of clinical trial. Further R&D expenses related to these projects will be minor.

**In 2011, we newly launched several diagnostic kits research and development projects, and added approximately $4.5 million to our R&D budget.

For the six months ended June 30, 2010, total research and development expenses were approximately $9,674,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Six Months Ended June 30, 2010 (Unaudited) ($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Diagnostic Kits	$1,893	19.6%	$4,623	$3,900
Optimization Experiments for Five Products	1,653	17.1%	2,533	-
Endostatin	1,010	10.4%	1,449	9,000
Antrodia Cinnamomea Extract l	849	8.8%	1,236	16,000
Tumor Markers	775	8.0%	775	210
Tiopronin for Injection	644	6.7%	1,170	150
Breast Cancer Technology	497	5.1%	2,767	8,300
Clindamycin Phosphate for Injection	424	4.4%	475	1,000
Levofloxacin Hydrochloride Eye Drops	410	4.2%	450	500
Nimesulide Granules	439	4.5%	455	800
Total	$8,594	88.8%	$15,933	$39,860

Historically, research and development expense fluctuates during each quarter. In general, different projects have different requirements and time spans associated with different costs and different payment terms. Some main factors for the R&D expense fluctuation are as follows:

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

Derivative warrant liability– The Class A Warrants (“the Warrants”) issued in connection with our January 31, 2008 private placement include a reset provision which would be triggered if we issue common shares below the exercise price of $12.50 as defined in the Warrant Agreement. Effective January 1, 2009 the reset provision of these Warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly, ASC 815-40 which was effective as of January 1, 2009, has been applied resulting in a reclassification of the Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense for each reporting period thereafter. We used the Monte Carlo valuation model to estimate the fair value of the Warrants. Significant assumptions used at June 30, 2011 include a term of approximately 2.5 years; volatility of 69.0% and a risk free interest rate of 0.69%. Significant assumptions used at June 30, 2010 include a term of approximately 3.7 years; volatility of 73.0% and a risk free interest rate of 1.43%. The outstanding Warrants at June 30, 2011 and 2010 had a fair value of approximately $83,000 and $3,549,000, respectively. Due to the change in fair value of derivative warrant liability we realized income of $1,591,000 and $7,013,000 for the six months ended June 30, 2011 and 2010, respectively. Due to the change in fair value of derivative warrant liability the Company realized income of $214,000 and $2,087,000 for the three months ended June 30, 2011 and 2010, respectively.

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

Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Goodwill and intangible assets are tested periodically for impairment. Accordingly, the Company reviews its long-lived assets, including property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company did not record any impairment charges related to its tangible and intangible assets held during the three and six months ended June 30, 2011 and 2010. As of June 30, 2011, the weighted average amortization period of our intangible assets approximated 7.75 years.

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

The Company incurred research and development expenses of approximately $10,035,000 and $9,674,000, for the six months ended June 30, 2011 and 2010, respectively. The Company incurred research and development expenses of approximately $5,923,000 and $5,910,000, for the three months ended June 30, 2011 and 2010, respectively.

Trends and Uncertainties

In 2008, general worldwide economic conditions declined due to sequential effects of the sub-prime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. The affects of this decline continue to be felt globally. However, since all of our business operations, and most of our sales, are currently conducted in the PRC, we have not been greatly affected by the economic downtown. We cannot predict the timing or duration of any economic slowdown or recession or the timing or strength of a subsequent recovery, worldwide, or in the specific markets we serve. If the markets for our products significantly deteriorate due to these economic effects, our business, financial condition and results of operations may be materially and adversely affected.

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

During the third quarter of 2010, a domestic distributor and an overseas sales agent terminated their business relationship with us. These two customers accounted for an aggregate of 10%, 21% and 18% of our total revenues for the years 2010, 2009 and 2008, respectively. To date, we have replaced some of the lost sales resulting from the loss of these two key customers by entering into relationships with new distributors. However, we are still seeking to replace these major customers with new relationships over time.

Due to our forecasts for certain cost increases of raw materials, we began to increase our inventory levels toward the second half of 2009. We anticipate vendor price increases of certain raw materials to continue in the future, which may negatively affect our gross margin.

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forest land in the Xiao Xing'an Mountain region, for a term of 30 years. As part of the transaction, we paid upfront approximately $36.0 million (RMB 240 million) in cash. We believe this arrangement provides our TCM business with a hedge against fluctuations in raw material prices. Amortization expense recorded on these land use rights is recorded as part of operating expenses and approximated $308,000 and $612,000 for the three and six months ended June 30, 2011.

In June 2011, we acquired the land use rights for 30 years to approximately 49 additional acres of land in Tang Wang He to use for the trial planting of herbs, at a purchase price of approximately $2.0 million. The trial planting of some herbs, including Codonopsis, Astragalus and Atractylodes Lancea commenced in June 2011.

In early July 2011, TDR’s bid for 50-year land use rights covering approximately 85,000 square meters of land located in the High-Tech Development Zone of Song Bei District in Harbin, China was accepted. We acquired the land use rights for total consideration of approximately $7.3 million, which was originally deposited with Harbin High-Tech Development Zone during the second quarter of 2010. The deposit is recorded as part of Land and Construction Deposits within the consolidated balance sheets. We intend to build a research and development center, an injection manufacturing facility, a logistics center and an office building on the land during the first phase of development, which we currently expect to complete by the middle of 2012.

Results of Operations

For the three months ended June 30, 2011 and 2010

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the three months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	($ in thousands) (Unaudited)
	2011	2010	Variance
Revenues	$37,671	$40,760	-7.6%
Cost of Goods Sold	12,753	11,216	13.7%
Gross Profit	$24,918	$29,544	-15.7%
Gross Profit Margin	66.1%	72.5%	-6.4%

For the three months ended June 30, 2011, total revenues decreased by approximately $3,089,000, or 7.6%, as compared to the same period of 2010. This decrease is primarily due to the decline in sales of our Patches and Ointments product categories primarily due to the loss of a domestic distributor and an overseas sales agent in the third quarter of 2010, and is partially offset by the increased revenue from the sales of our Wash Fluids and Others products categories. Another contributing factor was our sales and marketing strategy to promote certain of our products which have less market competition by coordinating with distributors who have extensive market channels. Generally, these distributors seek lower sales prices, which has had and will continue to have a negative impact on our overall gross product margins. Refer to our analysis of Sales by Product Line for the three months ended June 30, 2011 and 2010 listed below.

Cost of goods sold for the three months ended June 30, 2011 increased by 13.7% compared to the comparable period in 2010. Gross profit margin decreased from 72.5% for the three months ended June 30, 2010 to 66.1% for the three months ended June 30, 2011. Our gross profit margin for the years ended December 31, 2010 and 2009 were 72.9% and 75.7%, respectively. The higher cost of goods sold and lower gross profit margin was primarily due to increases in the price of certain raw materials we use to produce our products and lower sales prices of certain products due to the competitive sales market.

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forest land in the Xiao Xing'an Mountain region. We believe this arrangement provides our TCM business with a hedge against fluctuations in raw material prices. In addition, in June 2011, we acquired the land use rights for 30 years to approximately 49 additional acres of land in Tang Wang He to use for the trial planting of herbs, for a purchase price of approximately $2.0 million. The trial planting of some herbs, including Codonopsis, Astragalus and Atractylodes Lancea commenced in June 2011.

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the three months ended June 30, 2011 and 2010:

For the Three Months Ended June 30, ($ in thousands) (Unaudited)
	2011		2010		Variance

Product Category	Sales	% of Sales	Sales	% of Sales

Ointments	$8,252	21.9%	$11,614	28.5%	$(3,362)
Patches	6,390	17.0%	9,709	23.8%	(3,319)
Wash Fluids	4,252	11.3%	1,821	4.5%	2,431
Sprays	3,965	10.5%	5,125	12.6%	(1,160)
Drops	1,920	5.1%	2,891	7.1%	(971)
Diagnostic Kits	3,162	8.4%	2,318	5.7%	844
Suppositories	2,563	6.8%	2,271	5.6%	292
Other	7,167	19.0%	5,011	12.3%	2,156
Total	$37,671	100%	$40,760	100%	$(3,089)

During the three months ended June 30, 2011, we manufactured and marketed 101 products, compared to 114 products for the three months ended June 30, 2010. As of April 1, 2011, management temporarily discontinued the production and sales of 16 products, which were less competitive and had lower sales volume. The revenues generated from these 16 products were approximately $915,000 for the three months ended March 31, 2011, accounting for approximately 3.2% of our total revenues for such period.

For the three months ended June 30, 2011, revenues from our Ointments decreased by $3,362,000, or 28.5%, as compared to the same period of 2010. The decrease was primarily due to the decreased sales of our Hemorrhoids Ointment. Revenue generated from our Hemorrhoids Ointment was $765,000 and $3,406,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease was due to the SFDA’s enforcement of new regulations on the advertisement of certain medicinal products, which negatively impacted our distributors’ sales.

For the three months ended June 30, 2011, revenues from our Patch products decreased $3,319,000, or 34.2%, as compared to the same period of 2010. The decrease was primarily due to the decreased sales from our Slim Patch, and several other Patch products. Revenue generated from our Slim Patch decreased to $1,748,000 for the three months ended June 30, 2011, compared with $4,763,000 for the three months ended June 30, 2010. The primary reason for this decrease was because one of our key distributors terminated its business relationship with us during the third quarter of 2010.

For the three months ended June 30, 2011, revenues from our Wash Fluids products increased by $2,431,000, or 133.5%, as compared to the same period of 2010. The increase was primarily due to the increased sales from our Metronidazole and Chlorhexidine Wash Fluids, and several other Wash Fluids products. Revenue generated from our Metronidazole and Chlorhexidine Wash Fluids increased to $2,241,000 for the three months ended June 30, 2011, compared with $775,000 for the three months ended June 30, 2010, primarily due to our engagement of a new distributor in the second quarter of 2010.

For the three months ended June 30, 2011, revenues from Spray products decreased $1,160,000, or 22.6%, as compared to the same period of 2010. The decrease was primarily due to the decreased revenue generated from our YinKe Spray, JieYin Spray, and several other Spray products.

For the three months ended June 30, 2011, revenues from our Drops products decreased by $971,000, or 33.6%, as compared to the same period of 2010, primarily due to decreased revenues from the sale of our Naphazoline Hydrochloride Eye Drop, which was partially offset by increased sales from other Drops products. Revenue generated from our Naphazoline Hydrochloride Eye Drop decreased to $583,000 for the three months ended June 30, 2011, compared with $1,870,000 for the three months ended June 30, 2010.

For the three months ended June 30, 2011, revenue generated from our Diagnostic Kits increased by $844,000, or 36.4%, as compared to the same period of 2010. This increase was primarily due to the increased sales from our Cardiac Arrest Early Examination Kits distributor. The revenue generated from our Cardiac Arrest Early Examination Kits was $2,057,000 and $1,558,000 for the three months ended June 30, 2011 and 2010, respectively.

For the three months ended June 30, 2011, revenues from our Suppositories products increased by $292,000, or 12.9%, as compared to the same period of 2010, primarily due to the increased sales of our Policresulen Vaginal Suppositories and Chlorhexidine Acetate Hemorrhoids Suppositories. The revenue generated from the two products was $880,000 and $587,000 for the three months ended June 30, 2011 and 2010, respectively.

For the three months ended June 30, 2011, revenues from our Other products category increased by $2,156,000, or 43.0% as compared to the same period of 2010, primarily due to increased revenues from the sale of the thirteen additional products we launched after the first quarter of 2010.

Operating Expenses

The following table summarizes the changes in our operating expenses for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	($ in thousands) (Unaudited)
Operating Expenses	2011	2010	Variance
Selling expense	$8,530	$7,983	6.9%
General and administrative expense	800	1,123	-28.8%
Depreciation and amortization	1,396	827	68.8%
Research and development	5,923	5,910	0.2%
Total operating expenses	16,649	15,843	5.1%
Total revenue	$37,671	$40,760	-7.6%
% of operating expenses to revenue	44.2%	38.9%	5.3%

For the three months ended June 30, 2011, selling expense increased by approximately $547,000, or 6.9%, as compared to the same period of 2010. The increase was primarily due to increased advertising spending and promotional fees which aggregated $4,502,000 and $3,710,000 for each of the three months ended June 30, 2011 and 2010, respectively.

For the three months ended June 30, 2011, general and administrative expense decreased by approximately $323,000, or 28.8%, as compared to the same period of 2010. The decrease was primarily due to a reduction in professional fees compared to the same period last year and the implementation of certain cost saving initiatives by management.

For the three months ended June 30, 2011, depreciation and amortization expense increased by approximately $569,000, or 68.8%, as compared to the same period of 2010. The increase was primarily due to the full year effect related to the amortization and depreciation of a higher level of long-lived tangible and intangible assets. The net carrying value of our tangible and intangible assets approximated $99.0 million and $44.0 million as of June 30, 2011 and 2010, respectively.

For the three months ended June 30, 2011, research and development expense increased by approximately $13,000, or 0.2%, as compared to the same period of 2010. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

Major Research and Development Expense during the Three Months Ended June 30, 2011 ($ in thousands)
Projects	Expense	% of total R&D
Injections	$2,492	42.1%
Levofloxacin Hydrochloride Eye Drops	917	15.5%
Diagnostic kits	596	10.1%
Desloratadine and Desloratadine Tablets	459	7.7%
Oxiracetam and Oxiracetam Injection	459	7.7%
New drug development – Oyser polypeptide	397	6.7%
New drug development - Curcumol	306	5.2%
Nimesulide Granules	229	3.9%
Total	$5,855	98.9%

For the three months ended June 30, 2010, total research and development expense was approximately $5,910,000. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

Major Research and Development Expense during the Three Months Ended June 30, 2010 ($ in thousands)
Projects	Expense	% of total R&D
Diagnostic Kits	$1,405	23.8%
Endostatin	1,010	17.1%
Antrodia Cinnamomea Extract l	849	14.4%
Tumor Markers	775	13.1%
Tiopronin for Injection	644	10.9%
Optimization Experiments for Five Products	1,031	17.4%
Total	$5,714	96.7%

Other Income

For the three months ended June 30, 2011, we recorded an unrealized gain of $214,000 due to the change in fair value of our outstanding derivative warrant liability. For the three months ended June 30, 2010, we recorded an unrealized gain of $2,087,000 due to the change in fair value of our outstanding derivative warrant liability. The derivative warrant liability relates to our issuance of 750,000 common stock purchase warrants with anti-dilution protection in connection with our January 31, 2008 private placement. As of June 30, 2011 and 2010, warrants to purchase 593,800 shares remained issued and outstanding.

For the six months ended June 30, 2011 and 2010

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	($ in thousands) (Unaudited)
	2011	2010	Variance
Revenues	$66,036	$69,663	-5.2%
Cost of Goods Sold	21,817	18,491	18.0%
Gross Profit	$44,219	$51,172	-13.6%
Gross Profit Margin	67.0%	73.5%	-6.5%

For the six months ended June 30, 2011, total revenues decreased by approximately $3,627,000, or 5.2%, as compared to the same period of 2010. This decrease is primarily due to the decline in sales of our Patches and Ointments product categories primarily due to the loss of a domestic distributor and an overseas sales agent in the third quarter of 2010, and is partially offset by the increased revenue from the sales of our Wash Fluids and Others products categories. Another contributing factor was our sales and marketing strategy to promote certain of our products which have less market competition by coordinating with distributors who have extensive market channels. Generally, these distributors seek lower sales prices, which has had and will continue to have a negative impact on our overall gross product margins. Refer to our analysis of Sales by Product Line for the six months ended June 30, 2011 and 2010 listed below.

Cost of goods sold for the six months ended June 30, 2011 increased by 18.0% compared to the comparable period in 2010. Gross profit margin decreased from 73.5% for the six months ended June 30, 2010 to 67.0% for the six months ended June 30, 2011. Our gross profit margin for the years ended December 31, 2010 and 2009 was 72.9% and 75.7%, respectively. The higher cost of goods sold and lower gross profit margin was primarily due to increases in the price of certain raw materials we use to produce our products and lower selling prices of certain products due to the competitive sales environment.

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forest land in the Xiao Xing'an Mountain region. We believe this arrangement provides our TCM business with a hedge against fluctuations in raw material prices. In June 2011, we acquired the land use rights for 30 years to approximately 49 additional acres of land in Tang Wang He to use for the trial planting of herbs. The trial planting of some herbs, including Codonopsis, Astragalus and Atractylodes Lancea commenced in June 2011.

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the six months ended June 30, 2011 and 2010:

For the Six Months Ended June 30,
($ in thousands) (Unaudited)
	2011		2010		Variance

	Sales	% of Sales	Sales	% of Sales
Product Category
Ointments	$14,921	22.6%	$19,419	27.9%	$(4,498)
Patches	11,161	16.9%	17,927	25.7%	(6,766)
Wash Fluids	6,959	10.5%	2,704	3.9%	4,255
Sprays	6,506	9.9%	8,124	11.7%	(1,618)
Drops	4,189	6.3%	4,700	6.7%	(511)
Diagnostic Kits	5,097	7.7%	3,778	5.4%	1,319
Suppositories	4,496	6.8%	3,479	5.0%	1,017
Other	12,707	19.3%	9,532	13.7%	3,175
Total	$66,036	100%	$69,663	100%	$(3,627)

During the six months ended June 30, 2011, we manufactured and marketed 117 products, compared to 114 products for the six months ended June 30, 2010.

For the six months ended June 30, 2011, revenues from our Ointments decreased by $4,498,000, or 23.2%, as compared to the same period of 2010. The decrease was primarily due to the decreased sales of our Hemorrhoids Ointment. Revenue generated from our Hemorrhoids Ointment was $1,613,000 and $5,755,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease was due to the SFDA’s enforcement of new regulations on the advertisement of certain medicinal products, which negatively impacted our distributors’ sales.

For the six months ended June 30, 2011, revenues from our Patch products decreased $6,766,000, or 37.7%, as compared to the same period of 2010. The decrease was primarily due to the decreased sales from our Slim Patch, and several other Patch products. Revenue generated from our Slim Patch decreased to $3,075,000 for the six months ended June 30, 2011, compared with $6,349,000 for the six months ended June 30, 2010. The primary reason for this decrease was because one of our key distributors terminated its business relationship with us during the third quarter of 2010.

For the six months ended June 30, 2011, revenues from our Wash Fluids products increased by $4,255,000, or 157.4%, as compared to the same period of 2010. The increase was primarily due to the increased sales from our Metronidazole and Chlorhexidine Wash Fluids, and several other Wash Fluids products. Revenue generated from our Metronidazole and Chlorhexidine Wash Fluids increased to $3,649,000 for the six months ended June 30, 2011, compared with $995,000 for the six months ended June 30, 2010, primarily due to our engagement of a new distributor in the second quarter of 2010.

For the six months ended June 30, 2011, revenues from Spray products decreased $1,618,000, or 19.9%, as compared to the same period of 2010. The decrease was primarily due to the decreased revenue generated from our YinKe Spray, JieYin Spray, and several other Spray products.

For the six months ended June 30, 2011, revenues from our Drops products decreased by $511,000, or 10.9%, as compared to the same period of 2010, primarily due to decreased revenues from the sale of our Naphazoline Hydrochloride Eye Drop, which was partially offset by increased sales from other Drops products. Revenue generated from our Naphazoline Hydrochloride Eye Drop decreased to $1,518,000 for the six months ended June 30, 2011, compared with $3,156,000 for the six months ended June 30, 2010.

For the six months ended June 30, 2011, revenue generated from our Diagnostic Kits increased by $1,319,000, or 34.9%, as compared to the same period of 2010. This increase was primarily due to the increased sales from our Cardiac Arrest Early Examination Kits distributor. Revenue generated from our Cardiac Arrest Early Examination Kits was $3,128,000 and $2,426,000 for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, revenues from our Suppositories products increased by $1,017,000, or 29.2%, as compared to the same period of 2010, primarily due to the increased sales of our Policresulen Vaginal Suppositories and Chlorhexidine Acetate Hemorrhoids Suppositories. The revenue generated from the two products was $1,558,000 and $866,000 for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, revenues from our Other products category increased by $3,175,000, or 33.3% as compared to the same period of 2010, primarily due to increased revenues from the sale of the thirteen additional products we launched after the first quarter of 2010.

Operating Expenses

The following table summarizes the changes in our operating expenses for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	($ in thousands) (Unaudited)
Operating Expenses	2011	2010	Variance
Selling expense	$14,830	$13,894	6.7%
General and administrative expense	1,720	2,113	-18.6%
Depreciation and amortization	2,730	1,668	63.7%
Research and development	10,035	9,674	3.7%
Total operating expenses	29,315	27,349	7.2%
Total revenue	$66,036	$69,663	-5.2%
% of operating expenses to revenue	44.4%	39.3%	5.1%

For the six months ended June 30, 2011, selling expense increased by approximately $936,000, or 6.7%, as compared to the same period of 2010. The increase was primarily due to increased advertising spending and promotional fees which aggregated $7,496,000 and $6,396,000 for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, general and administrative expense decreased by approximately $393,000, or 18.6%, as compared to the same period of 2010. The decrease was primarily due to a reduction in professional fees compared to the same period last year and the implementation of certain cost saving initiatives by management.

For the six months ended June 30, 2011, depreciation and amortization expense increased by approximately $1,062,000, or 63.7%, as compared to the same period of 2010. The increase was primarily due to the full year effect related to the amortization and depreciation of a higher level of long-lived tangible and intangible assets. The net carrying value of our tangible and intangible assets approximated $99.0 million and $44.0 million as of June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, research and development expense increased by approximately $361,000, or 3.7%, as compared to the same period of 2010. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

Major Research and Development Expenses during the Six Months Ended June 30, 2011 (Unaudited) ($ in thousands)
					Estimated
				Aggregate	Additional Cost
			% of total	Expense Since Commencement	to Complete
Projects	Stage	Expense	R&D	of Project	Research
Injections	Clinical trial	$3,149	31.4	$10,002	$-	*
Antroquinonol	Clinical trial	2,003	20.0	3,246	13,990
Diagnostic Kits	Lab research and clinical trial	1,154	11.5	11,158	4,133	**
Levofloxacin Hydrochloride Eye Drops	Clinical trial	917	9.1	2,109	-	*
Endostatin	Lab research and clinical trial	734	7.3	3,383	8,258
Total		$7,957	79.3	$29,898	$26,381

*Our Clindamycin Phosphate Injection, Tiopronin for Injection and Levofloxacin Hydrochloride Eye Drops have entered into the last phase of clinical trial. Further R&D expenses related to these projects will be minor.

**In 2011, we newly launched several diagnostic kits research and development projects, and added approximately $4.5 million to our R&D budget.

For the six months ended June 30, 2010, total research and development expenses was approximately $9,674,000. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

Major Research and Development Expenses during the Six Months Ended June 30, 2010 ($ in thousands) (Unaudited)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research
Diagnostic Kits	$1,893	19.6%	$4,623	$3,900
Optimization Experiments	1,653	17.1%	2,533	-
Endostatin	1,010	10.4%	1,449	9,000
Antrodia Cinnamomea Extract l	849	8.8%	1,236	16,000
Tumor Markers	775	8.0%	775	210
Tiopronin for Injection	644	6.7%	1,170	150
Breast Cancer Technology	497	5.1%	2,767	8,300
Clindamycin Phosphate for Injection	424	4.4%	475	1,000
Levofloxacin Hydrochloride Eye Drops	410	4.2%	450	500
Nimesulide Granules	439	4.5%	455	800
Total	$8,594	88.8%	$15,933	$39,860

Other Income

For the six months ended June 30, 2011, we recorded an unrealized gain of $1,591,000 due to the change in fair value of our outstanding derivative warrant liability. For the six months ended June 30, 2010, we recorded an unrealized gain of $7,013,000 due to the change in fair value of our outstanding derivative warrant liability. The derivative warrant liability relates to our issuance of 750,000 common stock purchase warrants with anti-dilution protection in connection with our January 31, 2008 private placement. As of June 30, 2011 and 2010, warrants to purchase 593,800 shares remained issued and outstanding.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of June 30, 2011 and 2010:

	As of June 30,
	($ in thousands, except ratio and days) (Unaudited)
	2011	2010
Cash and cash equivalents	$44,295	$64,656
Current ratio	6.2	5.5
Quick ratio	5.7	5.2
Average accounts receivable turnover days	51.6	53.4
Average inventory turnover days	46.0	30.4
Working capital	$61,183	$77,152
Inventories	$6,701	$5,559

Cash provided by (used in):
Operating activities	$13,014	$19,268
Investing activities	$(12,772)	$(7,723)
Financing activities	$-	$94

As of June 30, 2011, our cash and cash equivalents were approximately $44,295,000, as compared to $64,656,000 at June 30, 2010. We had working capital at June 30, 2011 of approximately $61,183,000, compared to $77,152,000 at June 30, 2010. We consider current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2011. A summary of our cash flows from operating activities, investing activities and finance activities are summarized as follows:

Cash flows provided by operating activities were approximately $13,014,000 for the six months ended June 30, 2011, compared to $19,268,000 in the same period of 2010. The decrease in cash provided by operating activities of approximately $6,254,000 is primarily due to that our net income, less non-cash gains from revaluation of warrant liabilities plus the add-back of depreciation and amortization, was $13,655,000, compared to $19,736,000 in the six months ended June 30, 2011 and 2010, respectively.

Cash flows used in investing activities were approximately $12,772,000 for the six months ended June 30, 2011, compared to $7,723,000 in the same period of 2010. Major cash flows in investing activities in 2011 primarily related to our expenditures of approximately $4.4 million to purchase China SFDA licenses for thirteen new medical products from Heilongjiang Traditional Chinese Medical University, and our expenditure of approximately $2.0 million to purchase the land use rights for 30 years to approximately 49 acres of land for the trial planting of herbs in Tang Wang He in Heilongjiang Province, China. There were also approximately $6.1 million invested as construction deposit.

Cash flows provided from financing activities were zero for the six months ended June 30, 2011, compared to approximately $94,000 for the same period in 2010. Cash flows provided from financing activities in 2010 were primarily related to warrants being cash exercised by certain warrant holders of ours.

Our current ratio was 6.2 at June 30, 2011, compared to 5.5 at June 30, 2010. Our quick ratio was 5.7 at June 30, 2011, compared to 5.2 at June 30, 2010. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

We calculate accounts receivable turnover by averaging the opening and closing balances of out accounts receivable during that period and dividing that amount by our average daily sales during such period. Since accounts receivables fluctuate over the course of each quarter, in order to determine a more representative accountant receivables collection days, management calculates the turnover rate on a quarter-by-quarter basis. Our average daily sales, average accountant receivable, and accountant receivable turnover days for each of the six months ended June 30, 2011 and 2010 were as follows:

Six Months Ended	Average Daily Sales	Average A/R	Turnover
June 30,	($ in thousands)	($ in thousands)	Days
2011	$365	$18,825	51.6
2010	$385	$20,569	53.4

Accounts receivable turnover days decreased to 51.6 in the six months ended June 30, 2011, compared to 53.4 in the six months ended June 30, 2010. Accounts receivable collections are generally slower during the fourth fiscal quarter and the first fiscal quarter, partly due to the Chinese public holidays within that period (about three weeks in total). During the second and third quarter of each year, due to stronger sales volume, the product turnover rate at the Company’s distributors and agents is higher, resulting in their shorter accounts payable periods.

Our inventory turnover days for the six months ended June 30, 2011 and 2010 calculated by using average daily costs of goods sold and average inventory for each quarter were as follows:

Six Months Ended	Average Daily COGS	Average Inventory	Turnover
June 30,	($ in thousands)	($ in thousands)	Days
2011	$121	$5,572	46.0
2010	$102	$3,105	30.4

Due to the forecast of certain cost increases of raw materials, management began to increase the inventory levels since the second half of 2009. Our management increased our inventory levels from the first quarter of 2011 in order to satisfy our future production needs, as well as to limit the effects of possible future price increase of raw materials. The inventory turnover days increased to 46.0 days for the six months ended June 30, 2011, compared to 30.4 days for the six months ended June 30, 2010.

Contractual Obligations and Commercial Commitments

As of June 30, 2011, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, and other long term liabilities reflected on our balance sheet under GAAP.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the six months ended June 30, 2011 were denominated primarily in RMB, the currency of China, and were converted into U.S. dollars at the exchange rate of 6.47 RMB to 1 U.S. Dollar at June 30, 2011 from 6.8086 RMB to 1 U.S. Dollar at June 30, 2010. The exchange rate was 6.6118 RMB to 1 U.S. Dollar and 6.8372 RMB to 1 U.S. Dollar at December 31, 2010 and 2009, respectively. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

As of June 30, 2011, we do not invest or trade market risk sensitive instrument or have any debt subject to interest rate fluctuations.

Substantially all of our revenues and expenses are denominated in RMB. Since 1994, the exchange rate for the RMB against the U.S. dollar has remained relatively stable, most of the time in the region of approximately RMB 8.00 to U.S. $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. Currently, exchange rates are approximately RMB 6.5 to U.S. $1.00 resulting in the increase in price of Chinese products to U.S. purchasers. As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition. If we decide to convert RMB into U.S. dollars and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB that we convert would be reduced.

Inflation in China may materially impact our results of operations. According to the PRC National Bureau of Statistics, the inflation rate in the consumer price index in China was 3.3%, -0.7% and 5.9%, in 2010, 2009, and 2008, respectively.

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earned an annual interest income yield of approximately 0.5% for the six months ended June 30, 2011. For all the bank accounts in the PRC, we earned interest income of approximately $86,000 and $51,000 for the six months ended June 30, 2011 and 2010, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of June 30, 2011, our disclosure controls and procedures were effective at a reasonable assurances level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 4, 2009, the SEC issued a formal order of investigation relating to, among other things, certain of our accounting, record-keeping and disclosure practices.  Between that time and the present, we have received document and testimonial subpoenas from the SEC with which we have complied. We intend to comply with subpoenas that are received in the future, if any are.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three month period ended June 30, 2011, we did not engage in any unregistered sales of equity securities.

Item 3. Defaults upon Senior Securities.

In the three-month period ended June 30, 2011, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. Removed and Reserved.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended June 30, 2011, or subsequent period through the date hereof, which was not so reported.

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

CHINA SKY ONE MEDICAL, INC.

Dated: August 9, 2011	By:	/s/ Liu Yan-qing
Liu Yan-qing
Chairman, Chief Executive Officer and President

Dated: August 9, 2011	By:	/s/ Pan Hong-yu
Pan Hong-yu
Chief Financial Officer and Treasurer