Form 10-Q
period 2011-09-30
CHINA SKY ONE MEDICAL, INC.
filed 2011-11-09
CIK 798985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to___________________

Commission file number:	001-34080

CHINA SKY ONE MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0430322
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 2158, North Xiang An Road, Song Bei District,
Harbin, People’s Republic of China	150028
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 20, 2011, the registrant had 16,940,539 shares of common stock issued and outstanding.

QUARTERLY REPORT ON FORM 10-Q
OF CHINA SKY ONE MEDICAL, INC. AND SUBSIDIARIES
FOR THE PERIOD ENDED September 30, 2011

TABLE OF CONTENTS

		PAGE

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited)	4
	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited) and 2010 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56
PART II	OTHER INFORMATION	57
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Removed and Reserved	57
Item 5.	Other Information	57
Item 6.	Exhibits	58
Signatures		59

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

The terms “the Company,” “we,” “us” and “our” refer to China Sky One Medical, Inc., together with our consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, $ in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$26,583	$36,193	$92,619	$105,856
Cost of Goods Sold	10,246	9,796	32,063	28,287
Gross Profit	16,337	26,397	60,556	77,569
Operating Expenses
Depreciation and amortization	1,513	879	4,243	2,547
Research and development	4,778	5,592	14,813	15,266
Selling	7,764	9,673	22,594	23,567
General and administrative	1,002	798	2,722	2,911
Total operating expenses	15,057	16,942	44,372	44,291
Income from Operations	1,280	9,455	16,184	33,278
Other Income
Interest income	49	29	136	88
Change in fair value of derivative warrant liability	10	1,833	1,601	8,847
Total other income	59	1,862	1,737	8,935
Net Income Before Provision for Income Tax	1,339	11,317	17,921	42,213
Provision for Income Taxes	808	2,722	5,165	8,787
Net Income	$531	$8,595	$12,756	$33,426
Basic Earnings Per Share	$0.03	$0.51	$0.75	$1.99
Basic Weighted Average Shares Outstanding	16,940,539	16,790,851	16,940,539	16,786,240
Diluted Earnings Per Share	$0.03	$0.51	$0.75	$1.99
Diluted Weighted Average Shares Outstanding	16,940,539	16,790,851	16,940,539	16,825,294
Other Comprehensive Income
Foreign currency translation adjustment	$3,234	$2,538	$6,924	$3,094
Net Income	531	8,595	12,756	33,426

Comprehensive Income	$3,765	$11,133	$19,680	$36,520
See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
($ in thousands, except share data)

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$21,347	$43,124
Accounts receivable, net	21,357	20,080
Inventories	6,779	2,409
Prepaid and other current assets	9	21
Total current assets	49,492	65,634
Property and equipment, net	29,082	28,960
Intangible assets, net	26,162	23,155
Construction in progress	22,828	19
Land use rights, net	51,447	40,844
Land and construction deposits	12,589	13,612
Total Assets	$191,600	$172,224
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,174	$3,309
Taxes payable	1,657	3,225
Derivative warrant liability	73	1,674
Total current liabilities	7,904	8,208

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 50,000,000 shares authorized, 16,940,539 issued and outstanding)	17	17
Additional paid-in capital	39,252	39,252
Retained earnings	126,498	113,742
Accumulated other comprehensive income	17,929	11,005
Total stockholders' equity	183,696	164,016

Total Liabilities and Stockholders' Equity	$191,600	$172,224
See accompanying summary of accounting policies and notes to the condensed consolidated financial statements.

China Sky One Medical, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, $ in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net Income	$12,756	$33,426
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	4,679	2,895
Change in fair value of derivative liability	(1,601)	(8,847)
Net change in assets and liabilities:
Accounts receivable	(456)	(1,363)
Inventories	(4,179)	(1,816)
Prepaid expenses and other current assets	(43)	(13)
Accounts payable and accrued expenses	2,727	880
Taxes payable	(1,661)	397
Net cash provided by operating activities	12,222	25,559

Cash flows from investing activities
Land and construction deposits	(6,115)	(7,335)
Purchase of property and equipment	(162)	(473)
Purchase of land use rights	(2,152)	-
Purchase of intangible assets	(4,389)	-
Purchase of construction in process	(22,670)	(14)
Net cash used in investing activities	(35,488)	(7,822)

Cash flows from financing activities
Proceeds from warrants conversion	-	94
Net cash provided by financing activities	-	94

Effect of exchange rate changes on cash and cash equivalents	1,489	1,384

Net increase (decrease) in cash and cash equivalents	(21,777)	19,215
Cash and cash equivalents at beginning of period	43,124	52,756
Cash and cash equivalents at end of period	$21,347	$71,971

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$6,306	$8,541

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of October 16, 2006, the Company organized Harbin Tian Qing Biotech Application Company as a wholly-owned PRC subsidiary of TDR (“Tian Qing”), to conduct research and development in the areas of tissue and stem cell banks. As of September 30, 2011, Tian Qing had insignificant operations.

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

On December 21, 2010, TDR, entered into an agreement with Heilongjiang Tang Wang He Forest Bureau, pursuant to which the Company acquired the rights to grow and harvest herbs and other plants on approximately 74,000 acres of forest land in the Xiao Xing’an Mountain region in Heilongjiang Province, China, for a 30-year term expiring December 20, 2040. Pursuant to the agreement, the Company may utilize the herbs and other plants it grows on the forest land as raw materials in connection with the production of the Company’s products, as well as for sale to third parties. The Company’s total rent for the 30-year term is approximately $36 million (RMB 240 million), which was paid in full at the time of the transaction. This new arrangement is intended to provide the Company’s TCM business a hedge against fluctuations in raw material prices (see Note 14).

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

A significant amount of the Company’s cash and cash equivalents are held in commercial bank checking accounts in the PRC and earn interest income (annual yield of approximately 0.36% for the year ended December 31, 2010, and approximately 0.50% for the nine months ended September 30, 2011). For all the bank accounts in the PRC and in the U.S., the Company earned interest income of approximately $136,000 and $88,000 for the nine months ended September 30, 2011 and 2010, respectively. Management believes it is beneficial to retain sufficient cash in checking accounts so it is readily available for working capital and general corporate purposes, and to fund potential business and asset acquisitions and other opportunities which may arise.

Accounts receivable – Accounts receivable are stated at net realizable value, net of an allowance for doubtful accounts. The allowance for estimated bad debts is based upon the periodic analysis of individual customer balances including an evaluation of days of sales outstanding, payment history, recent payment trends, and perceived credit worthiness. As of September 30, 2011 and December 31, 2010, the Company’s allowance for doubtful accounts was $30,000 and zero, respectively.

Inventories – Inventories include finished goods, raw materials, freight-in, packing materials, labor, and overhead costs and are valued at the lower of cost or market using the weighted-average method. Provisions are made for slow moving, obsolete and/or damaged inventory based upon the periodic analysis of individual inventory items including an evaluation of historical usage and/or movement, age, expiration date, and general conditions. The Company recorded no inventory reserve position as of September 30, 2011 and December 31, 2010.

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

Property and equipment are evaluated for impairment in value whenever an event or change in circumstances indicates that the carrying values may not be recoverable. If such an event or change in circumstances occurs and potential impairment is indicated because the carrying value exceeds the estimated future undiscounted cash flows of the asset, the Company will measure the impairment loss as the amount by which the carrying value of the asset exceeds its fair value. The Company did not record any impairment charges of property and equipment in the nine months ended September 30, 2011 and 2010.

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

Intangible assets – Intangible assets are accounted for in accordance with ASC topic 350, “Intangibles – Goodwill and Other.” Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. The Company reviews its long-lived assets and finite-lived intangible assets for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment costs, if any, are measured by comparing the carrying amount of the related assets to their fair value. The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by the use of undiscounted future cash flows, independent appraisals or other appropriate methods. The Company did not record any impairment charges for the nine months ended September 30, 2011 and 2010.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s intangible assets consist of proprietary technologies, SFDA licenses for drug batch numbers and goodwill. Proprietary technologies are technologies that we acquired either from our business acquisitions or in the normal course of business. The SFDA licenses for drug batch numbers were acquired in connection with the Company’s business acquisitions of Tianlong and Peng Lai in 2008, as well as from Heilongjiang Traditional Chinese Medical University in the first quarter of 2011. We have registered “Kang Xi” as our trademark, which is used for all of the Company’s Tradition Chinese Medicine (“TCM”) products. The “Kang Xi” trademark was developed internally and registered by TDR before the Company became a public company. As a result, the Company’s cost basis in the trademark is nominal since such costs were previously expensed in prior periods. As of September 30, 2011, the weighted average amortization period for the Company’s intangible assets is approximately 7.50 years.

Derivative warrant liability– The Class A Warrants (the “Warrants”) issued in connection with our January 31, 2008 private placement include a reset provision which would be triggered if we issue common shares below the exercise price of $12.50 as defined in the Warrant Agreement. Effective January 1, 2009 the reset provision of these Warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly, ASC 815-40 which was effective as of January 1, 2009, has been applied resulting in a reclassification of the Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense “Change in fair value of derivative warrant liability” for each reporting period thereafter.

The Company has retained an independent U.S. valuation company to calculate its derivative warrant liability each reporting period using the Monte Carlo Valuation Model. The significant assumptions used to determine the fair value of the Warrants for each reporting period include term, volatility and risk free interest rate. Other key factors used in the determination are stock price, number of shares of common stock outstanding and number of Warrants outstanding. Significant assumptions used at December 31, 2010 include a term of approximately 3.0 years; volatility of 80.0%; and risk-free interest rate of 0.98%. As of December 31, 2010, the Company had a stock price of $6.97; 16,940,539 shares of common stock outstanding; and 593,800 Warrants outstanding. Significant assumptions used at September 30, 2011 included a term of approximately 2.2 years; volatility of 69.0%; and a risk-free interest rate of 0.35%. As of September 30, 2011, the Company had a stock price of $2.27; 16,940,539 shares outstanding; and 593,800 Warrants outstanding. The Company recorded a gain of $1,601,000 and $8,847,000 for the nine months period ended September 30, 2011 and 2010, respectively, due to the change in fair value of the Company’s outstanding derivative warrant liability.

Foreign Currency - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are recorded in Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of the capital contribution. All translation adjustments resulting from the translation of the financial statements into U.S. Dollars are recorded as accumulated other comprehensive income, a component of stockholders’ equity. The U.S. dollar is the functional currency for U.S. operations and is the reporting currency for the consolidated reporting entity. At September 30, 2011 the exchange rate was 6.35 RMB to one U.S. dollar compared to 6.61 RMB to one U.S. dollar at December 31, 2010. For the nine months ended September 30, 2011, the average exchange rate was 6.50 RMB to one U.S. dollar compared to 6.82 RMB to one U.S. dollar for the same period of 2010.

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

Research and development – The Company conducts all of its research and development activities either internally or through collaborative arrangements with universities, hospitals and research institutions in the PRC. For its internal R&D activities, the Company has its own research, development and laboratory facilities located in its subsidiaries First and Tianlong. For its collaborations, the Company generally enters into partnership arrangement with universities, hospitals and research institutions, pursuant to which the institution will conduct clinical trials of toxicology experiments for certain of the Company’s drugs. Under these arrangements, the Company generally pays the institution a negotiated fee and will own the intellectual property rights to any developed technology. The Company’s policy is for third-party expenses reimbursed under non- refundable R&D contracts to be recorded as a reduction in R&D expense in the Company’s consolidated statement of operations. Historically, there have been no third-party expense reimbursements under these arrangements.

Research and development expenses include the costs associated with the Company’s internal research and development as well as research and development conducted by third parties. These costs primarily consist of salaries, clinical trials, outside consultants, and materials. All research and development costs are expensed as incurred.

The Company recognizes in-process research and development in accordance with ASC topic 730, “Research and Development.” Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired. Certain assets and other technologies acquired that has foreseeable future cash flows are capitalized as intangible assets. Such intangible assets are amortized over an estimated life of 10 years. Should under any circumstances these capitalized intangible assets have no future benefit; the Company will record an immediate write-off for the remaining net carrying value within the consolidated statement of operations.

The Company incurred research and development expenses of approximately $4,778,000 and $5,592,000, for the three months ended September 30, 2011 and 2010, respectively, and $14,813,000 and $15,266,000, for the nine months ended September 30, 2011 and 2010, respectively.

Advertising – The Company signs contracts with agents who then place its advertising in the mediums of television, radio and newspaper. Advertising expense is incurred in the period the advertisements take place. Thus, costs of advertising are expensed as incurred. Advertising costs were approximately $4,393,000 and $6,084,000 for the three months ended September 30, 2011 and 2010, respectively, and $11,889,000 and $12,480,000 for the nine months ended September 30, 2011 and 2010, respectively. An immaterial amount of the Company’s advertisement expenses were related to advertising production costs. Advertising costs are reported as part of selling expenses in the consolidated statements of operations.

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

Enterprise income tax

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets forth the Company’s income tax rate for TDR and its subsidiaries for the nine months ended September 30, 2011 and 2010:

Income Tax Rate	As of September 30,
for Subsidiaries	2011	2010
TDR	15%	15%
First	15%	15%
Tianlong	15%	15%
Haina	25%	25%
Peng Lai	2% of Revenue *	2% of Revenue *

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

The Company’s contributions to the pension or retirement plan are calculated at 22% of the employees’ salaries above a fixed threshold amount. The employees contribute 8% to the pension plan. The Company has no other material obligations for the payment of retirement benefits beyond the annual contributions under this plan. The Company incurred costs of $57,000 and $92,000 for each of the three months ended September 30, 2011 and 2010, respectively, and $174,000 and $208,000 for the nine months ended September 30, 2011 and 2010, respectively.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses, and other payables approximate their fair values at September 30, 2011 and December 31, 2010 because of the relatively short-term maturity of these instruments. The fair value of derivative instruments is provided by an independent third party valuation expert. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income”. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of this accounting guidance on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this accounting guidance on its financial statements.

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

3.	Revenue by Product Category and Geographic Region

For the nine months ended September 30, 2011 and 2010, overseas sales were approximately $3,176, 000, or 3.4%, and $5,928,000, or 5.6% respectively. For the three months ended September 30, 2011 and 2010, overseas sales were approximately $870,000 and $2,202,000, respectively.

Our total revenues for the nine month periods ended September 30, 2011 and 2010 were approximately $92,619,000 and $105,856,000, respectively. The following table sets forth our principal product categories based on application type and the approximate amount and percentage of revenue from each of such product categories, during the nine months ended September 30, 2011 and 2010:

For the Nine Months Ended September 30, ($ in thousands) (Unaudited)
	2011		2010		Variance
Product Category	Sales	% of Sales	Sales	% of Sales

Ointments	$20,491	22.1%	$31,013	29.3%	$(10,522)
Patches	15,857	17.1%	24,470	23.1%	(8,613)
Wash Fluids	9,817	10.6%	4,718	4.5%	5,099
Sprays	8,463	9.1%	11,772	11.1%	(3,309)
Drops	6,224	6.7%	8,569	8.1%	(2,345)
Diagnostic Kits	7,210	7.8%	4,446	4.2%	2,764
Suppositories	6,685	7.2%	6,026	5.7%	659
Other	17,872	19.4%	14,842	14.0%	3,030
Total	$92,619	100%	$105,856	100%	$(13,237)

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

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. As of September 30, 2011, the Company held approximately $522,000 of cash and cash equivalent account balances within the U.S. and all of which were covered by the FDIC insurance limits. As of September 30, 2011, the Company had approximately $20,824,000 in China bank deposits, which is not insured.

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

The Company is self-insured for all risks and carries no liability or property insurance coverage of any kind. The Company does not set aside any reserves for product liability risks or other potential claims. The Company’s policy is to record losses associated with its lack of insurance coverage at such time as a realized loss is incurred. Historically, the Company has not had any material losses in connection with its lack of insurance coverage and was not party to any material pending legal proceedings as of September 30, 2011. Management’s intention is to use the Company’s working capital to fund any such losses incurred due to the Company’s exposure to inadequate insurance coverage.

The payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends by the Company’s consolidated PRC entities only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC. Each of the Company’s PRC subsidiaries, including wholly foreign-owned enterprises (or “WFOEs”), is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the aggregate amount of such reserves reaches 50% of its respective registered capital. The Company’s statutory reserves are not distributable as loans, advances or cash dividends.

The PRC Corporate Income Tax Law, or the CIT Law, provides that a maximum income tax rate of 10% is applicable to dividends payable to non-PRC investors that are “non-resident enterprises” which do not have an establishment or place of business in the PRC, or which have an establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. Dividends paid to the U.S. holding companies by our subsidiaries in China are subject to a withholding tax at a rate of 10%, or at a rate of 5% if we are considered as a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Double Taxation Arrangement. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.

At December 31, 2010 and September 30, 2011, the amount of retained earnings subject to restrictions to transfer and pay cash dividends was approximately $7,600,000.

Major Customers

For the nine months ended September 30, 2011, no customer accounted for 10% or more of our total revenues. At September 30, 2011, Shandong Lu Hua Neng Medicine Company accounted for approximately 11% of all accounts receivable. For the nine months ended September 30, 2010, no customer accounted for 10% or more of our total revenues. At September 30, 2010, no customer accounted for 10% or more of all accounts receivable. No other customers accounted for 10% or more of our accounts receivable at September 30, 2011 and 2010.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Major Suppliers

For the nine months ended September 30, 2011, Heilongjiang Kangda Medicine Company, Shenzhen Hongyuan Plastic Packaging Company and Harbin Zhongjia Chemical Company accounted for approximately 38%, 13% and 11% of the Company’s total inventory purchases, respectively. For the nine months ended September 30, 2010, Heilongjiang Kangda Medicine Company, Shenzhen Hongyuan Plastic Packaging Company and Harbin Zhongjia Chemical Company accounted for approximately 45%, 11% and 11% of the Company’s total inventory purchases, respectively. No other suppliers accounted for 10% or more of our total inventory purchases for the nine months ended September 30, 2011 and 2010. We believe alternative local suppliers are available to meet our fulfillment needs if necessary.

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

Warrants to purchase 593,800 shares of common stock with exercise prices of $12.50 were outstanding and exercisable as of September 30, 2011. These stock warrants to purchase 593,800 shares of common stock were excluded from the computation of diluted earnings per share due to the exercise price being above the average market price of our common stock for the three and nine months ended September 30, 2011. These stock warrants may dilute earnings per share in the future.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s computation of basic and diluted net income per share for the three months ended September 30, 2011 and 2010:

For the three months ended September 30,
($ in thousands, except share and per
share data) (Unaudited)

	2011		2010
Numerator:

Net income used in calculation of basic and diluted earnings per share	$531	*	$8,595	**

Denominator:

Weighted-average common shares outstanding used in calculation of basic earnings per share	16,940,539		16,790,851
Effect of dilutive securities:
Warrants and Options	-		-

Weighted-average common shares used in calculation of diluted earnings per share	16,940,539		16,790,851

Net income per share:
Basic	$0.03	*	$0.51	**
Diluted	$0.03	*	$0.51	**

* Includes a gain of $10 and zero per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants

** Includes a gain of $1,833 and $0.11 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table sets forth the Company’s computation of basic and diluted net income per share for the nine months ended September 30, 2011 and 2010:

For the nine months ended September 30,
($ in thousands, except share and per
share data) (Unaudited)

	2011		2010
Numerator:

Net income used in calculation of basic and diluted earnings per share	$12,756	*	$33,426	**

Denominator:

Weighted-average common shares outstanding used in calculation of basic earnings per share	16,940,539		16,786,240
Effect of dilutive securities:
Warrants and Options	-		39,054

Weighted-average common shares used in calculation of diluted earnings per share	16,940,539		16,825,294

Net income per share:
Basic	$0.75	*	$1.99	**
Diluted	$0.75	*	$1.99	**

* Includes a gain of $1,601 and $0.09 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants

** Includes a gain of $8,847 and $0.53 per share (basic and diluted) relating to the change in fair value of the derivative warrant liability relating to the Class A Warrants.

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

In July 2006, the Company’s stockholders approved the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the grant of stock options, restricted stock awards, and performance shares to qualified employees, officers, directors, consultants and other service providers. The 2006 Plan originally authorized the Company to grant options and/or rights to purchase up to an aggregate of 1,500,000 shares of common stock. As of September 30, 2011, a total of 376,095 common shares have been granted pursuant to the 2006 Plan to Company employees and consultants.

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

8.	Outstanding Warrants and Options

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2011:

		Weighted		Weighted
		average		average
	Shares	Exercise	Shares	Exercise
	Underlying	Price	underlying	Price
	Warrants	Warrants	Options	Options

Outstanding as of September 30, 2010	593,800	$12.5	-	$-

Exercised	-	-	-	-

Outstanding as of December 31, 2010	593,800	$12.5	-	$-

Exercised	-	-	-	-

Outstanding as of September 30, 2011	593,800	$12.5	-	$-

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Class A Warrants granted in connection with the Purchase Agreement represent the right to purchase an aggregate of 593,800 shares of Common Stock of the Company (the “Warrant Shares”), at an exercise price of $12.50 per share (the “Exercise Price”), and with a weighted average remaining life of approximately 2.2 years, and have the following additional characteristics:

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

At September 30, 2011, the Company had 593,800 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants. Significant assumptions used at September 30, 2011 include a term of approximately 2.2 years; volatility of 69.0% and a risk free interest rate of 0.35%. At September 30, 2011, the Company had a common share price of $2.27; 16,940, 539 shares of common stock and 593,800 warrants outstanding. The outstanding Class A Warrants at September 30, 2011 have a fair value of approximately $73,000. The Company recorded income of $1,601,000 due to the change in fair value of the related derivative warrant liability for the nine months ended September 30, 2011. The amount of recorded income (loss) due to the change in fair value of our derivative warrant liability is principally due to the volatility attributable to the change of our common share price during the period of measurement. The Company recorded income of $10,000 due to the change in fair value of the related derivative warrant liability for the three months ended September 30, 2011.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2010, the Company had 593,800 Class A Warrants outstanding. The Company used the Monte Carlo valuation model to estimate the fair value of the Class A Warrants. Significant assumptions used at September 30, 2010 include a term of approximately 3.4 years; volatility of 69.0% and a risk free interest rate of 0.84%. At September 30, 2010, the Company had a common share price of $7.57; 16,790,851 shares of common stock and 593,800 warrants outstanding.  The outstanding Class A Warrants at September 30, 2010 had a fair value of approximately $1,716,000. The Company recorded income of $8,847,000 due to the change in fair value of the related derivative warrant liability for the nine months ended September 30, 2010. The Company recorded income of $1,833,000 due to the change in fair value of the related derivative warrant liability for the three months ended September 30, 2010.

9.	Inventories

The Company values its inventories at the lower of cost and market method. Inventories are accounted for using the weighted-average method. Inventories include packing materials, raw materials, supplemental materials, work-in-process, and finished products.

As of September 30, 2011 and December 31, 2010, inventories consist of the following:

	($ in thousands)
	September 30, 2011 (Unaudited)	December 31, 2010
Raw Material	$3,076	$1,044
Work-in-Process	756	647
Finished Products	2,947	718
Total Inventories	$6,779	$2,409

The Company believes the inventory level at September 30, 2011 is sufficient to support its short term sales.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Property and Equipment, net

As of September 30, 2011 and December 31, 2010, Property and Equipment, net consist of the following:
	($ in thousands)
	September 30,	December 31,
	2011 (Unaudited)	2010
Buildings and improvements	$26,203	$25,185
Machinery and equipment	6,296	5,961
Transportation equipment	1,305	1,188
Furniture and equipment	411	392
Total Property and Equipment	34,215	32,726
Less: Accumulated Depreciation	(5,133)	(3,766)
Property and Equipment, Net	$29,082	$28,960

For the nine months ended September 30, 2011 and 2010, depreciation expense totaled $1,187,000 and $776,000, respectively.

Depreciation expense included within Cost of Goods Sold for the nine months ended September 30, 2011 and 2010 amounted to $436,000 and $348,000, respectively.

11.	Intangible Assets, net

In accordance with ASC Topic 730, “Research and Development,” research and development costs generally should be charged to expense when incurred rather than recorded as inventory, a component of overhead, or otherwise capitalized. However, intangibles purchased from others and the cost of materials, equipment and facilities acquired or constructed for research and development activities, and that have alternative future uses, should be capitalized and amortized over their useful lives in accordance with ASC 730-10-25-2.

The Company’s intangible assets consist of capitalized proprietary technologies that we acquired during our normal course of business. In-process research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired. Certain assets and other technologies acquired, that have foreseeable future cash flows, are capitalized as intangible assets.  The Company’s capitalized proprietary technologies include Monoclonal Antibody, Endostatin, Breast Cancer Technology, Antroquinonal, and Small RNA Technologies. Such intangible assets are amortized over an estimated period of 10 years. Should under any circumstances these capitalized intangible assets have no future benefit, the Company’s policy is to record an immediate write-off for the remaining net carrying value within the consolidated statement of operations.

The assigned estimated lives are reviewed by management for appropriateness on at least an annual basis. During the nine months ended September 30, 2011, the Company recorded the acquisition of approximately $4.3 million in connection with the purchase of 13 drug batch numbers from Heilongjiang Traditional Chinese Medical University.

Intangible assets consist of proprietary technologies that the Company purchased during its normal course of business. The SFDA licenses for drug batch numbers were acquired in connection with the Company’s business acquisitions of Tianlong and Peng Lai in 2008, as well as from Heilongjiang Traditional Chinese Medical University in the first quarter of 2011.

As of September 30, 2011 and December 31, 2010, intangible assets, net consist of the following:

	($ in thousands)
	September 30, 2011 (Unaudited)		December 31, 2010
Proprietary Technologies	$21,039		$20,222
SFDA licenses for drug batch numbers	12,253	*	7,421
Goodwill	818		786
Total Intangible Assets at Cost	34,110		28,429
Less: Accumulated Amortization	7,948		5,274
Intangible Assets, Net	$26,162		$23,155

*	TDR acquired drug batch numbers from Heilongjiang Traditional Chinese Medical in the first quarter of 2011.

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Historically, the Company included our proprietary technologies and SFDA licenses for drug batch numbers under the category of patents. The Company now believes it is more accurate to categorize such intangible assets in separate categories.

As of September 30, 2011, the weighted average amortization period for the Company’s proprietary technologies and SFDA licenses for drug batch numbers is approximately 7.50 years.

Amortization expense of our intangible assets with finite lives and land use rights for each of the nine months ended September 30, 2011 and 2010 was approximately $3,492,000 and $2,119,000, respectively.

12.	Taxes Payable

Taxes payable consists of the following:
	($ in thousands)
	September 30, 2011
	(Unaudited)	December 31, 2010
Value Added Tax, net	$745	$1,169
Enterprise Income Tax	796	1,886
City Tax	55	81
Other Taxes and additions	61	89
Total Taxes Payable	$1,657	$3,225

13.	Income Taxes

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

According to “Enterprise Income Tax and Certain Preferential Policies Notice” published by the Ministry of Finance and the National Tax Affairs Bureau, if the enterprise is authorized by the State Council as a special entity, the enterprise income tax rate is reduced to 15%. The following table sets force the income tax rate for TDR and its subsidiaries for the nine months ended September 30, 2011 and 2010:

	As of September 30,
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

 During the nine months ended September 30, 2011, the $1,075,000 of income before income tax in U.S. holding companies includes a gain of $1,601,000 from the change in fair value of its derivative warrant liability offset by $526,000 in general and administrative costs for accounting, legal and other professional fees.

During the nine months ended September 30, 2010, the $7,877,000 of income before income tax in U.S. holding companies includes a gain of $8,847,000 from the change in fair value of its derivative warrant liability offset by approximately $1,000,000 in general and administrative costs for accounting, legal and other professional fees.

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

China Sky One Medical, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s effective tax rate was approximately 28.8% and 20.8% for the nine months ended September 30, 2011 and 2010, respectively. A reconciliation of the statutory tax provision to the Company’s tax provision for the nine months ended September 30, 2011 and 2010 is as follows:

	($ in thousands) (Unaudited)
	Nine Months Ended September 30, 2011
	China	U.S.	Total
Income before income taxes	$16,846	$1,075	$17,921
Statutory tax rate	25%	34%
Expected statutory income tax expense	4,212	366	4,578
Tax rate changes – Special Entity, and other	953	-	953
Valuation allowance	-	(366)	(366)
Income tax expense	$5,165	$-	$5,165
Effective tax rate	30.7%	-	28.8%

	($ in thousands) (Unaudited)
	Nine Months Ended September 30, 2010
	China	U.S.	Total
Income before income taxes	$34,336	$7,877	$42,213
Statutory tax rate	25%	34%
Expected statutory income tax expense	8,584	2,678	11,262
Tax rate changes – Special Entity, and other	203	-	203
Valuation allowance	-	(2,678)	(2,678)
Income tax expense	$8,787	$-	$8,787
Effective tax rate	25.6%	-	20.8%

Undistributed distributable earnings of the Company’s various foreign subsidiaries aggregated approximately $125,000,000 and $114,500,000 as of September 30, 2011 and December 31, 2010. Under existing laws, such earnings will not be subject to U.S. tax until distributed as dividends. Because, the undistributed earnings are expected to be indefinitely reinvested overseas, deferred income taxes have not been provided thereon. If these amounts were not considered to be preliminary reinvested, deferred income taxes of approximately $40,000,000 would have been recorded within the consolidated financial statements.

The Company recognizes that virtually all tax positions in the PRC are not free of uncertainty due to tax law and policy changes by the government. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

14.	Land Use Rights and Construction in Progress

The Company considers the fact that, in the PRC, there is no land ownership but rather land use right and it is more appropriate to allocate land use rights under a separate category and amortize land use rights based on 50 years of the land use rights, or the term of the lease. Land use rights, net, are approximately $51,447,000 and $40,844,000 at September 30, 2011 and December 31, 2010, respectively.

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

In June 2011, the Company acquired the land use rights for 30 years to approximately 49 additional acres of land in Tang Wang He to use for the trial planting of herbs, at a purchase price of approximately $2.0 million. The trial planting of some herbs commenced in June 2011. Management’s intent is to complete its trial planting of herbs and review the results prior to beginning the process to grow and harvest herbs, among other plants, on the forest land in the Xiao Xing’an Mountain region.

In the third quarter of 2011, TDR acquired the 50-year land use rights covering approximately 85,000 square meters of land located in the High-Tech Development Zone of Song Bei District in Harbin, China for total consideration of approximately $7.5 million, which include $7.3 million deposited with Harbin High-Tech Development Zone during the second quarter of 2010. We intend to build a research and development center, an injection manufacturing facility, a logistics center, and an office building on the land during the first phase of development, which we currently expect to complete by mid-2012 at an estimated cost of completion of approximately $45 million to $49 million. As of September 30, 2011, we have invested approximately $22.8 million on the construction project.

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

In the third quarter of 2011, TDR acquired the 50-year land use rights covering approximately 85,000 square meters of land located in the High-Tech Development Zone of Song Bei District in Harbin, China for total consideration of approximately $7.5 million, which include $7.3 million deposited with Harbin High-Tech Development Zone during the second quarter of 2010. We intend to build a research and development center, an injection manufacturing facility, a logistics center, and an office building on the land during the first phase of development, which we currently expect to complete by mid-2012 at an estimated cost of completion of approximately $45 million to $49 million. As of September 30, 2011, we have invested approximately $22.8 million on the construction project.

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

For the nine months ended September 30, 2011, total revenues were $92,619,000, compared to $105,856,000 for the nine months ended September 30, 2010. Our revenues decreased by $13,237,000, or 12.5%, as compared to the same period of 2010, primarily due to the following factors; (i) termination of two major customer relationships (one domestic distributor and one overseas agent) in the third quarter of 2010. Revenues generated from these two customers in the nine months ended September 30, 2010 were approximately $12,900,000 or 12.1% of our total revenues for that period. Efforts are ongoing to find other distributors to replace the lost sales resulting from the loss of these two key customers and (ii) the termination of production and sales of 32 products in the second and third quarter of 2011. Revenues generated from the 32 products were approximately $3,100,000 and $8,600,000 for the nine months ended September 30, 2011 and 2010. The decrease is partially offset by the increased revenue from the sales of our Wash Fluids, Diagnostic Kits and Other products. The table below summarizes the revenues generated from these two distributors in the nine months ended September 30, 2010:

	Revenues generated from the two distributors for the nine months ended September 30, 2010
Product Category	($ in thousands)
	Domestic	Overseas
Ointments	$1,648	$-
Patches	4,748	1,546
Wash fluids	47	-
Sprays	1,352	-
Diagnostic Kits	3,513	-

Total	$11,308	$1,546

Our net income was $12,756,000, or $0.75 per share for in the nine months ended September 30, 2011, compared to net income of $33,426,000, or $1.99 per share in the same period of 2010, as calculated on a diluted basis. Excluding the non-cash change in fair value of our derivative warrant liability (the change in fair value of our derivative warrant liability was $1,601,000 and $8,847,000 for the nine months ended September 30, 2011 and 2010, respectively), we realized net income of $11,155,000, or $0.66 per share for the nine months ended September 30, 2011, compared to net income of $24,579,000, or $1.46 per share in the same period of 2010, as calculated on a diluted basis.

For the three months ended September, 2011, total revenues was $26,583,000, compared to $36,193,000 for the three months ended September 30, 2010.

Our net income was $531,000, or $0.03 per share for the three months ended September 30, 2011, compared to net income of $8,595,000, or $0.51 per share in the same period of 2010, as calculated on a diluted basis. Excluding the non cash change in fair value of our derivative warrant liability (the change in fair value of our derivative warrant liability was $10,000 and $1,833,000 for the three months ended September 30, 2011 and 2010, respectively), the Company realized net income of $521,000, or $0.03 per share for the three months ended September 30, 2011, compared to net income of $6,762,000, or $0.40 per share in the same period of 2010, as calculated on a diluted basis.

Product Line

During the nine months ended September 30, 2011, we manufactured and marketed 117 products, compared to 118 products for the nine months ended September 30, 2010. Our manufacturing operations are conducted at our subsidiaries’ facilities located in Heilongjiang Province and Shan Dong Province in the PRC. We sell our products under eight main categories:

Product Category	2011	2010
Ointments	25	25
Patches	5	5
Wash Fluids	9	9
Sprays	14	16
Drops	10	10
Diagnostic Kits	4	3
Suppositories	16	16
Other	34	34
Total:	117	118

As of April 1, 2011, management temporarily discontinued the production and sales of 16 products, which were less competitive and had lower sales volume. During the third quarter of 2011, management decided to discontinue the production and sales of an additional 16 products because new regulations by China’s SFDA. The 32 discontinued products were 8 Ointments, 12 Sprays, 2 Wash Fluids, 3 Drops, and 7 Other products. As of September 30, 2011, the Company is selling 85 products.

Below are our ten highest revenue generating products for the nine months ended September 30, 2011, which accounted for 56.2% of our sales revenue in that period.

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

Other Product Category:

There is no single product or category of products within the Other product category that represented 5% or more of our revenues in the nine month period ended September 30, 2011. The Other product category includes tablets, liniments, syrups, capsules, granules, injections, aerosols and oral liquids.

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

For the nine months ended September 30, 2011, total research and development expenses were approximately $14,813,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Nine Months Ended September 30, 2011
(Unaudited)
($ in thousands)
					Estimated
				Aggregate	Additional Cost
			% of total	Expense Since Commencement	to Complete
Projects	Stage	Expense	R&D	of Project	Research
Injections	Clinical trial	$3,149	21.3%	$10,002	$-
Antroquinonol	Clinical trial	2,003	13.5%	3,246	13,990
Diagnostic Kits	Lab research and clinical trial	1,855	12.5%	11,859	3,909	*
Eye Drops	Clinical trial	2,309	15.6%	5,126	108
Endostatin	Lab research and clinical trial	734	5.0%	3,383	8,258
Breast Cancer Technology	Clinical trial	893	6.0%	4,856	6,213
Nimesulide granules	Clinical trial	1,000	6.8%	2,133	-
Total		$11,942	80.7%	$40,605	$32,478

*In 2011, we newly launched several diagnostic kits research and development projects, and added approximately $5.0 million to our R&D budget.

For the nine months ended September 30, 2010, total research and development expenses were approximately $15,266,000. The major research and development projects that accounted for the majority of our total research and development expenses are as follows:

Major Research and Development Expenses during the Nine Months Ended September 30, 2010
($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research

Diagnostic Kits - 12 products	$3,198	20.9%	$5,928	$2,595
Optimization Experiments for Five Products	1,653	10.8%	2,533	-
Monoclonal Antibody	1,408	9.2%	2,372	592
Endostatin	1,010	6.6%	1,449	9,000
Antroquinonol	849	5.6%	1,236	16,000
Tumor Markers	775	5.1%	775	210
Tiopronin for Injection	644	4.2%	1,170	150
Omeprazole Sodium for Injection	686	4.5%	1,691	314
Ozagrel Sodium Injection	730	4.8%	1,322	270
Aztreonam For Injection	288	1.9%	288	650
Voriconazole for Injection	236	1.5%	236	700
Cefmetazole Sodium for Injection	229	1.5%	229	650
Breast Cancer Technology	497	3.3%	2,767	8,300
Clindamycin Phosphate for Injection	424	2.8%	833	1,000
Levofloxacin Hydrochloride Eye Drops	410	2.7%	746	500
Compound Allantoin VitaminB6-E and Aminoethylsulfonic Acid Eye Drops	354	2.3%	354	800
Glycosidic Hydroxy Eye Drops	354	2.3%	354	700
Nimesulide Granules	439	2.9%	967	800
Total	$14,184	92.9%	$25,250	$43,231

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

We review our accounting policies on a periodic basis to ensure compliance with GAAP. Our most significant accounting policies are as follows:

Derivative warrant liability–The Class A Warrants (the “Warrants”) issued in connection with our January 31, 2008 private placement include a reset provision which would be triggered if we issue common shares below the exercise price of $12.50 as defined in the Warrant Agreement. Effective January 1, 2009 the reset provision of these Warrants preclude equity accounting treatment under ASC 815 (formerly EITF 07-5). Accordingly, ASC 815-40 which was effective as of January 1, 2009, has been applied resulting in a reclassification of the Warrants as a derivative liability, measured at fair value, with changes in fair value recognized as part of other income or expense under the line item “Change in fair value of derivative warrant liability” for each reporting period thereafter.

The Company has retained an independent U.S. valuation company to calculate its derivative warrant liability each reporting period using the Monte Carlo Valuation Model. The significant assumptions used to determine the fair value of the Warrants for each reporting period include term, volatility and risk free interest rate. Other key factors used in the determination are stock price, number of shares of common stock outstanding and number of Warrants outstanding. Significant assumptions used at December 31, 2010 include a term of approximately 3.0 years; volatility of 80.0%; and risk-free interest rate of 0.98%. As of December 31, 2010, the Company had a stock price of $6.97; 16,940,539 shares of common stock outstanding; and 593,800 Warrants outstanding. Significant assumptions used at September 30, 2011 included a term of approximately 2.2 years; volatility of 69.0%; and a risk-free interest rate of 0.35%.  As of September 30, 2011, the Company had a stock price of $2.27; 16,940,539 shares outstanding; and 593,800 Warrants outstanding. The Company recorded a gain of $1,601,000 and $8,847,000 for the nine months period ended September 30, 2011 and 2010, respectively, due to the change in fair value of the Company’s outstanding derivative warrant liability.

Intangible assets –In accordance with ASC Topic 730, “Research and Development,” research and development costs generally should be charged to expense when incurred rather than recorded as inventory, a component of overhead, or otherwise capitalized. However, intangibles purchased from others and the cost of materials, equipment and facilities acquired or constructed for research and development activities, and that have alternative future uses, should be capitalized and amortized over their useful lives in accordance with ASC 730-10-25-2.

The Company’s intangible assets consist of capitalized proprietary technologies that we acquired during our normal course of business. In-process research and development activities, specifically, compounds that have yet to receive new drug approval and would have no alternative use, should approval not be given, are immediately charged to expense when acquired.  Certain assets and other technologies acquired, that have foreseeable future cash flows, are capitalized as intangible assets.  The Company’s capitalized proprietary technologies include Monoclonal Antibody, Endostatin, Breast Cancer Technology, Antroquinonal, and Small RNA Technologies.  Such intangible assets are amortized over an estimated period of 10 years. Should under any circumstances these capitalized intangible assets have no future benefit, the Company’s policy is to record an immediate write-off for the remaining net carrying value within the consolidated statement of operations.

The assigned estimated lives are reviewed by management for appropriateness on at least an annual basis. During the nine months ended September 30, 2011, the Company recorded the acquisition of approximately $4.3 million in connection with the purchase of 13 drug batch numbers from Heilongjiang Traditional Chinese Medical University.

The Company did not record any impairment charges related to its tangible and intangible assets held during the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011, the weighted average amortization period of our intangible assets approximated 7.50 years.

Research and development - The Company conducts all of its research and development activities either internally or through collaborative arrangements with universities, hospitals and research institutions in the PRC.  For its internal R&D activities, the Company has its own research, development and laboratory facilities located in the facilities of its subsidiaries First and Tianlong.  For its collaborations, the Company generally enters into partnership arrangement with universities, hospitals and research institutions, pursuant to which the institution will conduct certain clinical trials or toxicology experiments for certain of the Company’s drugs. The R&D arrangements generally last for a term of six months to one year.  Under these arrangements the Company generally pays the institution a negotiated fee, and will own the intellectual property rights to any developed technology. The Company’s policy is for third-party expenses reimbursed under non-refundable R&D contracts to be recorded as a reduction in R&D expense in the Company’s Consolidated Statement of Operations.  Historically, there have been no third-party expense reimbursements under these arrangements.

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

The Company incurred research and development expenses of approximately $14,813,000 and $15,266,000, for the nine months ended September 30, 2011 and 2010, respectively. The Company incurred research and development expenses of approximately $4,778,000 and $5,592,000, for the three months ended September 30, 2011 and 2010, respectively.

Foreign Currency - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are recorded in Renminbi (“RMB”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.  Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of the capital contribution. All translation adjustments resulting from the translation of the financial statements into U.S. Dollars are recorded as accumulated other comprehensive income, a component of stockholders’ equity.  The U.S. dollar is the functional currency for U.S. operations and is the reporting currency for the consolidated reporting entity.

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

On December 21, 2010, TDR entered into an agreement with Heilongjiang Tang Wang He Forest Bureau that gives us the right to grow and harvest herbs, among other plants, on approximately 74,000 acres of forest land in the Xiao Xing'an Mountain region, for a term of 30 years. As part of the transaction, we paid upfront approximately $36.0 million (RMB 240 million) in cash. We believe this arrangement provides our TCM business with a hedge against fluctuations in raw material prices. Amortization expense recorded on these land use rights is recorded as part of operating expenses and approximated $311,000 and $923,000 for the three and nine months ended September 30, 2011.

In June 2011, we acquired the land use rights for 30 years to approximately 49 additional acres of land in Tang Wang He to use for the trial planting of herbs, at a purchase price of approximately $2.0 million. The trial planting of some herbs, including Codonopsis, Astragalus and Atractylodes Lancea commenced in June 2011. Management’s intent is to complete its trial planting of herbs and review the results prior to beginning the process to grow and harvest herbs, among other plants, on the forest land in the Xiao Xing’an Mountain region.

In the third quarter of 2011, TDR acquired the 50-year land use rights covering approximately 85,000 square meters of land located in the High-Tech Development Zone of Song Bei District in Harbin, China for total consideration of approximately $7.5 million, which include $7.3 million deposited with Harbin High-Tech Development Zone during the second quarter of 2010. We intend to build a research and development center, an injection manufacturing facility, a logistics center, and an office building on the land during the first phase of development, which we currently expect to complete by mid-2012 at an estimated cost of completion of approximately $45 million to $49 million. As of September 30, 2011, we have invested approximately $22.8 million on the construction project.

Results of Operations

For the three months ended September 30, 2011 and 2010

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	($ in thousands) (Unaudited)
	2011	2010	Variance
Revenues	$26,583	$36,193	-26.6%
Cost of Goods Sold	10,246	9,796	4.6%
Gross Profit	$16,337	$26,397	-38.1%
Gross Profit Margin	61.5%	72.9%	-11.4%

For the three months ended September 30, 2011, total revenues decreased by approximately $9,610,000, or 26.6%, as compared to the same period of 2010. This decrease is primarily due to the decline in sales of our Ointments, Patches, Drops and Sprays product categories due to termination of production and sales of 32 products in the second and third quarter of 2011.  This negative variance is partially offset by the increased revenue from the sale of our Wash Fluids and Diagnostic Kits product categories. Another contributing factor was our sales and marketing strategy to promote certain of our products which have less market competition by coordinating with distributors who have extensive market channels. Generally, these distributors seek lower sales prices, which has had and will continue to have a negative impact on our overall gross product margins. Refer to our analysis of Sales by Product Line for the three months ended September 30, 2011 and 2010 listed below.

Cost of goods sold for the three months ended September 30, 2011 increased by 4.6% compared to the comparable period in 2010. Gross profit margin decreased from 72.9% for the three months ended September 30, 2010 to 61.5% for the three months ended September 30, 2011. Our gross profit margin for the years ended December 31, 2010 and 2009 were 72.9% and 75.7%, respectively. The higher cost of goods sold and lower gross profit margin was primarily due to continued increase in the price of certain raw materials we use to produce our products and lower sales prices of certain products due to the competitive sales market.

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

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the three months ended September 30, 2011 and 2010:

For the Three Months Ended September 30, ($ in thousands) (Unaudited)
	2011		2010		Variance
Product Category	Sales	% of Sales	Sales	% of Sales

Ointments	$5,570	21.0%	$11,594	32.0%	$(6,024)
Patches	4,696	17.7%	6,543	18.1%	(1,847)
Wash Fluids	2,858	10.7%	2,014	5.6%	844
Sprays	1,957	7.4%	3,648	10.1%	(1,691)
Diagnostic Kits	2,113	7.9%	668	1.8%	1,445
Suppositories	2,189	8.2%	2,547	7.0%	(358)
Drops	2,035	7.7%	3,869	10.7%	(1,834)
Other	5,165	19.4%	5,310	14.7%	(145)
Total	$26,583	100%	$36,193	100%	$(9,610)

. As of April 1, 2011, management temporarily discontinued the production and sales of 16 products, which were less competitive and had lower sales volume. As of July 1, 2011, management decided to discontinue the production and sales of 16 products because of certain new regulations by China’s SFDA. The revenues generated from these 32 products were approximately $0 and $2,938,000 for the three months ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, revenues from our Ointment products decreased by $6,024,000, or 52.0%, as compared to the same period of 2010. The decrease was primarily due to the decreased sales of our Hemorrhoids Ointment and Compound Camphor Cream, and termination of production and sales of several Ointment products. Revenue generated from our Hemorrhoids Ointment and Compound Camphor Cream was $3,798,000 and $8,966,000 for the three months ended September 30, 2011 and 2010, respectively. The sales decrease of our Hemorrhoids Ointment was due to the SFDA’s enforcement of new regulations on the advertisement of certain medicinal products, which negatively impacted our distributors’ sales. The sales decrease of our Compound Camphor Cream was primarily due to market competition.

For the three months ended September 30, 2011, revenues from our Patch products decreased $1,847,000, or 28.2%, as compared to the same period of 2010. The decrease was primarily due to the decreased sales from our Slim Patch which were partially offset by increased sales from several other Patch products. Revenue generated from our Slim Patch decreased to $1,270,000 for the three months ended September 30, 2011, compared with $3,755,000 for the three months ended September 30, 2010. The primary reason for this decrease was because both oversea and domestic distributors of our Slim Patch products face more aggressive market competition.

For the three months ended September 30, 2011, revenues from our Wash Fluids products increased by $844,000, or 41.9%, as compared to the same period of 2010. The increase was primarily due to increased sales from our Metronidazole and Chlorhexidine Wash Fluids. Revenue generated from our Metronidazole and Chlorhexidine Wash Fluids increased to $1,577,000 for the three months ended September 30, 2011, compared with $885,000 for the three months ended September 30, 2010, primarily due to our f market promotion of such products.

For the three months ended September 30, 2011, revenues from Spray products decreased $1,691,000, or 46.4%, as compared to the same period of 2010. The decrease was primarily due to our discontinuance of 12 Sprays products including YinKe Spray, JieYin Spray, and several other Spray products in the second and third quarters of 2011.

For the three months ended September 30, 2011, revenue generated from our Diagnostic Kits increased by $1,445,000, or 216.3%, as compared to the same period of 2010. This increase was primarily due to the increased sales from our new Cardiac Arrest Early Examination Kits and Kidney Disease Testing Kit distributors. Revenue generated from these two products was $1,873,000 and $467,000 for the three months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011, revenues from our Suppositories products decreased by $358,000, or 14.1%, as compared to the same period of 2010, primarily due to the decreased sales of our Compound Zedoary Turmeric Oil Suppositories. The revenue generated from our Compound Zedoary Turmeric Oil Suppositories was $463,000 and $693,000 for the three months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011, revenues from our Drops products decreased by $1,834,000, or 47.4%, as compared to the same period of 2010, primarily due to decreased revenues from the sale of our Naphazoline Hydrochloride Eye Drop. Revenue generated from our Naphazoline Hydrochloride Eye Drop decreased to $895,000 for the three months ended September 30, 2011, compared with $2,413,000 for the three months ended September 30, 2010. The sales decrease of our Naphazoline Hydrochloride Eye Drop was primarily due to market competition.

For the three months ended September 30, 2011, revenues from our Other products category decreased by $145,000, or 2.7% as compared to the same period of 2010.

Operating Expenses

The following table summarizes the changes in our operating expenses for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	($ in thousands) (Unaudited)
Operating Expenses	2011	2010	Variance
Selling expense	$7,764	$9,673	-19.7%
General and administrative expense	1,002	798	25.6%
Depreciation and amortization	1,513	879	72.1%
Research and development	4,778	5,592	-14.6%
Total operating expenses	15,057	16,942	-11.1%
Total revenue	$26,583	$36,193	-26.6%
% of operating expenses to revenue	56.6%	46.8%	9.8%

For the three months ended September 30, 2011, selling expense decreased by approximately $1,909,000, or 19.7%, as compared to the same period of 2010. The decrease was primarily due to less advertising fees which aggregated $4,393,000 and $6,084,000 for each of the three months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011, general and administrative expense increased by approximately $204,000, or 25.6%, as compared to the same period of 2010. The increase was primarily due increased professional fees compared to the same period last year.

For the three months ended September 30, 2011, depreciation and amortization expense increased by approximately $634,000, or 72.1%, as compared to the same period of 2010. The increase was primarily due to the full year effect related to the amortization and depreciation of a higher level of long-lived tangible and intangible assets. The net carrying value of our tangible and intangible assets approximated $106.7 million and $43.7 million as of September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011, research and development expense decreased by approximately $814,000, or 14.6%, as compared to the same period of 2010. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

Major Research and Development Expense during the Three Months Ended September 30, 2011
($ in thousands)
Projects	Expense	% of total R&D
Nimesulide granules	$770	16.1%
Compound of ammonia drops of urine-dimensional	754	15.8%
Breast cancer Technology	708	14.8%
Hydroxyl glycosides eye drops	631	13.2%
Maca powder	339	7.1%
Glycated hemoglobin enzyme-linked immunosorbent assay kit	277	5.8%
Montelukast sodium particles	277	5.8%
Neurofilament AD7C detection kit	231	4.8%
Loxoprofen sodium particles	231	4.8%
FSH test kit	185	3.9%
Disinfectant	154	3.2%
Disinfection tablets	154	3.2%
Total	$4,711	98.5%

For the three months ended September 30, 2010, total research and development expense was approximately $5,592,000. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

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

Other Income

For the three months ended September 30, 2011, we recorded an unrealized gain of $10,000 due to the change in fair value of our outstanding derivative warrant liability. For the three months ended September 30, 2010, we recorded an unrealized gain of $1,833,000 due to the change in fair value of our outstanding derivative warrant liability. The derivative warrant liability relates to our issuance of 750,000 common stock purchase warrants with anti-dilution protection in connection with our January 31, 2008 private placement. As of September 30, 2011 and 2010, warrants to purchase 593,800 shares remained issued and outstanding.

For the nine months ended September 30, 2011 and 2010

Revenue, Cost of Goods Sold Gross Profit and Gross Profit Margin

The following table sets forth our revenues, cost of goods sold, gross profit and gross profit margin during the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	($ in thousands) (Unaudited)
	2011	2010	Variance
Revenues	$92,619	$105,856	-12.5%
Cost of Goods Sold	32,063	28,287	13.3%
Gross Profit	$60,556	$77,569	-21.9%
Gross Profit Margin	65.4%	73.3%	-7.9%

For the nine months ended September 30, 2011, total revenues decreased by approximately $13,237,000, or 12.5%, as compared to the same period of 2010. This decrease is primarily due to the following factors;  (i) decline in sales of our Patches and Ointments product categories primarily due to the loss of a domestic distributor and an overseas sales agent in the third quarter of 2010 and (ii) termination of production and sales of 32 products in the second and third quarter of 2011. As of April 1, 2011, management temporarily discontinued the production and sales of 16 products, which were less competitive and had lower sales volume. During the third quarter of 2011, management decided to discontinue the production and sales of 16 products because new regulations by China’s SFDA. Revenues generated from the 32 products were approximately $3,100,000 and $8,600,000 for the nine months ended September 30, 2011 and 2010.

This decrease in sales were partially offset by increased revenue from the sales of our Wash Fluids, Diagnostic Kits and Other categories. Another contributing factor was our sales and marketing strategy to promote certain of our products which have less market competition by coordinating with distributors who have extensive market channels. Generally, these distributors seek lower sales prices, which has had and will continue to have a negative impact on our overall gross product margins. Refer to our analysis of Sales by Product Line for the nine months ended September 30, 2011 and 2010 listed below.

Cost of goods sold for the nine months ended September 30, 2011 increased by 13.3% compared to the comparable period in 2010. Gross profit margin decreased from 73.3% for the nine months ended September 30, 2010 to 65.4% for the nine months ended September 30, 2011. Our gross profit margin for the years ended December 31, 2010 and 2009 was 72.9% and 75.7%, respectively. The higher cost of goods sold and lower gross profit margin was primarily due to increases in the price of certain raw materials we use to produce our products and lower selling prices of certain products due to the competitive sales environment.

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

Sales by Product Line

We believe that the most meaningful presentation of our products is by categories of method of delivery. The following table sets forth our principal product categories based on application type, and the approximate amount and percentage of revenue from each of such product categories, during each of the nine months ended September 30, 2011 and 2010:

For the Nine Months Ended September 30,
($ in thousands) (Unaudited)
	2011		2010		Variance
	Sales	% of Sales	Sales	% of Sales
Product Category
Ointments	$20,491	22.1%	$31,013	29.3%	$(10,522)
Patches	15,857	17.1%	24,470	23.1%	(8,613)
Wash Fluids	9,817	10.6%	4,718	4.5%	5,099
Sprays	8,463	9.1%	11,772	11.1%	(3,309)
Diagnostic Kits	7,210	7.8%	4,446	4.2%	2,764
Suppositories	6,685	7.2%	6,026	5.7%	659
Drops	6,224	6.7%	8,569	8.1%	(2,345)
Other	17,872	19.4%	14,842	14.0%	3,030
Total	$92,619	100%	$105,856	100%	$(13,237)

For the nine months ended September 30, 2011, revenues from our Ointments decreased by $10,522,000, or 33.9%, as compared to the same period of 2010. The decrease was primarily due to the decreased sales of our Hemorrhoids Ointment and Compound Camphor Cream. Revenue generated from our Hemorrhoids Ointment and Compound Camphor Cream was $14,516,000 and $23,899,000 for the nine months ended September 30, 2011 and 2010, respectively. . The sales decrease of our Hemorrhoids Ointment was due to the SFDA’s enforcement of new regulations on the advertisement of certain medicinal products, which negatively impacted our distributors’ sales. The sales decrease of our Compound Camphor Cream was primarily due to market competition.

For the nine months ended September 30, 2011, revenues from our Patch products decreased $8,613,000, or 35.2%, as compared to the same period of 2010. The decrease was primarily due to the decreased sales from our Slim Patch, and several other Patch products. Revenue generated from our Slim Patch decreased to $4,365,000 for the nine months ended September 30, 2011, compared with $10,121,000 for the nine months ended September 30, 2010. The primary reason for this decrease was because one of our key distributors terminated its business relationship with us during the third quarter of 2010.

For the nine months ended September 30, 2011, revenues from our Wash Fluids products increased by $5,099,000, or 108.1%, as compared to the same period of 2010. The increase was primarily due to the increased sales from our Metronidazole and Chlorhexidine Wash Fluids, and several other Wash Fluids products. Revenue generated from our Metronidazole and Chlorhexidine Wash Fluids increased to $5,226,000 for the nine months ended September 30, 2011, compared with $1,880,000 for the nine months ended September 30, 2010, primarily due to our enforcement of market promotion.

For the nine months ended September 30, 2011, revenues from Spray products decreased $3,309,000, or 28.1%, as compared to the same period of 2010. The decrease was primarily because that the Company decided to discontinue the production and sales of 12 Sprays products including YinKe Spray, JieYin Spray, and several other Spray products in the second and third quarters of 2011. Revenue generated from those products decreased to $1,693,000 for the nine months ended September 30, 2011, compared with $4,674,000 for the nine months ended September 30, 2010

For the nine months ended September 30, 2011, revenue generated from our Diagnostic Kits increased by $2,764,000, or 62.2%, as compared to the same period of 2010. This increase was primarily due to the increased sales from our Cardiac Arrest Early Examination Kits and Kidney Disease Testing Kit distributors. Revenue generated from the two products was $6,579,000 and $3,989,000 for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, revenues from our Suppositories products increased by $659,000, or 10.9%, as compared to the same period of 2010, primarily due to the increased sales of our Policresulen Vaginal Suppositories and Chlorhexidine Acetate Hemorrhoids Suppositories. The revenue generated from the two products was $2,336,000 and $1,618,000 for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, revenues from our Drops products decreased by $2,345,000, or 27.4%, as compared to the same period of 2010, primarily due to decreased revenues from the sale of our Naphazoline Hydrochloride Eye Drop, which was partially offset by increased sales from other Drops products. Revenue generated from our Naphazoline Hydrochloride Eye Drop decreased to $2,413,000 for the nine months ended September 30, 2011, compared with $5,569,000 for the nine months ended September 30, 2010. The sales decrease of our Naphazoline Hydrochloride Eye Drop was primarily due to market competition.

For the nine months ended September 30, 2011, revenues from our Other products category increased by $3,030,000, or 20.4% as compared to the same period of 2010, primarily due to increased revenues from the sale of the thirteen additional products we launched after the first quarter of 2010.

Operating Expenses

The following table summarizes the changes in our operating expenses for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	($ in thousands) (Unaudited)
Operating Expenses	2011	2010	Variance
Selling expense	$22,594	$23,567	-4.1%
General and administrative expense	2,722	2,911	-6.5%
Depreciation and amortization	4,243	2,547	66.6%
Research and development	14,813	15,266	-3.0%
Total operating expenses	44,372	44,291	0.2%
Total revenue	$92,619	$105,856	-12.5%
% of operating expenses to revenue	47.9%	41.8%	6.1%

For the nine months ended September 30, 2011, selling expense decreased by approximately $973,000, or 4.1%, as compared to the same period of 2010. The decrease was primarily due to less advertising fees which aggregated $11,889,000 and $12,480,000 for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, general and administrative expense decreased by approximately $189,000, or 6.5%, as compared to the same period of 2010. The decrease was primarily due to a reduction in professional fees compared to the same period last year.

For the nine months ended September 30, 2011, depreciation and amortization expense increased by approximately $1,696,000, or 66.6%, as compared to the same period of 2010. The increase was primarily due to the full year effect related to the amortization and depreciation of a higher level of long-lived tangible and intangible assets. The net carrying value of our tangible and intangible assets approximated $106.7 million and $43.7 million as of September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, research and development expense decreased by approximately $453,000, or 3.0%, as compared to the same period of 2010. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

Major Research and Development Expenses during the Nine Months Ended September 30, 2011
(Unaudited)
($ in thousands)
					Estimated
				Aggregate	Additional Cost
			% of total	Expense Since Commencement	to Complete
Projects	Stage	Expense	R&D	of Project	Research
Injections	Clinical trial	$3,149	21.3%	$10,002	$-
Antroquinonol	Clinical trial	2,003	13.5%	3,246	13,990
Diagnostic Kits	Lab research and clinical trial	1,855	12.5%	11,859	3,909	*
Eye Drops	Clinical trial	2,309	15.6%	5,126	108
Endostatin	Lab research and clinical trial	734	5.0%	3,383	8,258
Breast Cancer Technology	Clinical trial	893	6.0%	4,856	6,213
Nimesulide granules	Clinical trial	1,000	6.8%	2,133	-
Total		$11,942	80.7%	$40,605	$32,478

*In 2011, we newly launched several diagnostic kits research and development projects, and added approximately $5.0 million to our R&D budget.

For the nine months ended September 30, 2010, total research and development expenses was approximately $15,266,000. The major research and development projects that accounted for the majority of our total research and development expense are listed as follows:

Major Research and Development Expenses during the Nine Months Ended September 30, 2010
($ in thousands)
Projects	Expense	% of total R&D	Aggregate Expense Since Commencement of Project	Estimated Additional Cost to Complete Research

Diagnostic Kits - 12 products	$3,198	20.9%	$5,928	$2,595
Optimization Experiments for Five Products	1,653	10.8%	2,533	-
Monoclonal Antibody	1,408	9.2%	2,372	592
Endostatin	1,010	6.6%	1,449	9,000
Antroquinonol	849	5.6%	1,236	16,000
Tumor Markers	775	5.1%	775	210
Tiopronin for Injection	644	4.2%	1,170	150
Omeprazole Sodium for Injection	686	4.5%	1,691	314
Ozagrel Sodium Injection	730	4.8%	1,322	270
Aztreonam For Injection	288	1.9%	288	650
Voriconazole for Injection	236	1.5%	236	700
Cefmetazole Sodium for Injection	229	1.5%	229	650
Breast Cancer Technology	497	3.3%	2,767	8,300
Clindamycin Phosphate for Injection	424	2.8%	833	1,000
Levofloxacin Hydrochloride Eye Drops	410	2.7%	746	500
Compound Allantoin VitaminB6-E and Aminoethylsulfonic Acid Eye Drops	354	2.3%	354	800
Glycosidic Hydroxy Eye Drops	354	2.3%	354	700
Nimesulide Granules	439	2.9%	967	800
Total	$14,184	92.9%	$25,250	$43,231

Other Income

For the nine months ended September 30, 2011, we recorded an unrealized gain of $1,601,000 due to the change in fair value of our outstanding derivative warrant liability. For the nine months ended September 30, 2010, we recorded an unrealized gain of $8,847,000 due to the change in fair value of our outstanding derivative warrant liability. The derivative warrant liability relates to our issuance of 750,000 common stock purchase warrants with anti-dilution protection in connection with our January 31, 2008 private placement. As of September 30, 2011 and 2010, warrants to purchase 593,800 shares remained issued and outstanding.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents position, our working capital, and our cash flow activity as of September 30, 2011 and 2010:

	As of September 30,
	($ in thousands, except ratio and days) (Unaudited)
	2011	2010
Cash and cash equivalents	$21,347	$71,971
Current ratio	6.3	8.8
Quick ratio	5.4	8.4
Average accounts receivable turnover days	58.3	55.7
Average inventory turnover days	50.9	35.7
Working capital	$41,588	$88,037
Inventories	$6,779	$4,311

Cash provided by (used in):
Operating activities	$12,222	$25,559
Investing activities	$(35,488)	$(7,822)
Financing activities	$-	$94

As of September 30, 2011, our cash and cash equivalents were approximately $21,347,000, as compared to $71,971,000 at September 30, 2010. We had working capital at September 30, 2011 of approximately $41,588,000, compared to $88,037,000 at September 30, 2010. We consider current working capital and borrowing capabilities adequate to cover our current operating and capital requirements for the full year 2011. A summary of our cash flows from operating activities, investing activities and finance activities are summarized as follows:

Cash flows provided by operating activities were approximately $12,222,000 for the nine months ended September 30, 2011, compared to $25,559,000 in the same period of 2010. The decrease in cash provided by operating activities of approximately $13,337,000 is primarily due to that our net income, less non-cash gains from revaluation of warrant liabilities plus the add-back of depreciation and amortization, was $15,834,000, compared to $27,474,000 in the nine months ended September 30, 2011 and 2010, respectively.

Cash flows used in investing activities were approximately $35,488,000 for the nine months ended September 30, 2011, compared to $7,822,000 in the same period of 2010. Major cash flows in investing activities in 2011 primarily related to our expenditures of approximately $22.7 million to our new facilities located in the High-Tech Development Zone of Song Bei District in Harbin, China, our expenditures of approximately $4.4 million to purchase China SFDA licenses for thirteen new medical products from Heilongjiang Traditional Chinese Medical University, and our expenditure of approximately $2.0 million to purchase the land use rights for 30 years to approximately 49 acres of land for the trial planting of herbs in Tang Wang He in Heilongjiang Province, China. There were also approximately $6.1 million invested as construction deposit.

Cash flows provided from financing activities were zero for the nine months ended September 30, 2011, compared to approximately $94,000 for the same period in 2010. Cash flows provided from financing activities in 2010 were primarily related to warrants being cash exercised by certain warrant holders of ours.

Our current ratio was 6.3 at September 30, 2011, compared to 8.8 at September 30, 2010. Our quick ratio was 5.4 at September 30, 2011, compared to 8.4 at September 30, 2010. We endeavor to ensure that funds are available to take advantage of new investment opportunities and that funds are sufficient to meet future liquidity and capital needs.

We calculate accounts receivable turnover by averaging the opening and closing balances of out accounts receivable during that period and dividing that amount by our average daily sales during such period. Since accounts receivables fluctuate over the course of each quarter, in order to determine a more representative accountant receivables collection days, management calculates the turnover rate on a quarter-by-quarter basis. Our average daily sales, average accountant receivable, and accountant receivable turnover days for each of the nine months ended September 30, 2011 and 2010 were as follows:

Nine Months Ended	Average Daily Sales	Average A/R	Turnover
September 30,	($ in thousands)	($ in thousands)	Days
2011	$339	$19,754	58.3
2010	$387	$21,546	55.7

Accounts receivable turnover days increased to 58.3 in the nine months ended September 30, 2011, compared to 55.7 in the nine months ended September 30, 2010. Accounts receivable collections are generally slower during the fourth fiscal quarter and the first fiscal quarter, partly due to the Chinese public holidays within that period (about three weeks in total). During the second and third quarter of each year, due to stronger sales volume, the product turnover rate at the Company’s distributors and agents is higher, resulting in their shorter accounts payable periods.

Our inventory turnover days for the nine months ended September 30, 2011 and 2010 calculated by using average daily costs of goods sold and average inventory for each quarter were as follows:

Nine Months Ended	Average Daily COGS	Average Inventory	Turnover
September 30,	($ in thousands)	($ in thousands)	Days
2011	$117	$5,961	50.9
2010	$104	$3,715	35.7

Due to the forecast of certain cost increases of raw materials, management began to increase the inventory levels since the second half of 2009. Our management increased our inventory levels from the first quarter of 2011 in order to satisfy our future production needs, as well as to limit the effects of possible future price increase of raw materials. The inventory turnover days increased to 50.9 days for the nine months ended September 30, 2011, compared to 35.7 days for the nine months ended September 30, 2010.

Contractual Obligations and Commercial Commitments

As of September 30, 2011, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, and other long term liabilities reflected on our balance sheet under GAAP.

In the third quarter of 2011, TDR acquired the 50-year land use rights covering approximately 85,000 square meters of land located in the High-Tech Development Zone of Song Bei District in Harbin, China for total consideration of approximately $7.5 million, which include $7.3 million deposited with Harbin High-Tech Development Zone during the second quarter of 2010. We intend to build a research and development center, an injection manufacturing facility, a logistics center, and an office building on the land during the first phase of development, which we currently expect to complete by mid-2012 at an estimated cost of completion of approximately $45 million to $49 million. As of September 30, 2011, we have invested approximately $22.8 million on the construction project.

Currency Exchange Fluctuations

All of our revenues and majority of the expenses during the nine months ended September 30, 2011 were denominated primarily in RMB, the currency of China, and were converted into U.S. dollars at the exchange rate of 6.35 RMB to 1 U.S. Dollar at September 30, 2011 from 6.82 RMB to 1 U.S. Dollar at September 30, 2010. The exchange rate was 6.61 RMB to 1 U.S. Dollar and 6.84 RMB to 1 U.S. Dollar at December 31, 2010 and 2009, respectively. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

As of September 30, 2011, we do not invest or trade market risk sensitive instrument or have any debt subject to interest rate fluctuations.

Substantially all of our revenues and expenses are denominated in RMB. Since 1994, the exchange rate for the RMB against the U.S. dollar has remained relatively stable, most of the time in the region of approximately RMB 8.00 to U.S. $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the RMB against a number of currencies, rather than just the U.S. dollar. Currently, exchange rates are approximately RMB 6.35 to U.S. $1.00 resulting in the increase in price of Chinese products to U.S. purchasers. As our operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues and financial condition. If we decide to convert RMB into U.S. dollars and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB that we convert would be reduced.

Inflation in China may materially impact our results of operations. According to the PRC National Bureau of Statistics, the inflation rate in the consumer price index in China was 3.3%, -0.7% and 5.9%, in 2010, 2009, and 2008, respectively.

A significant amount of our cash and cash equivalents are held in commercial bank checking accounts in the PRC and earned an annual interest income yield of approximately 0.50% for the nine months ended September 30, 2011. For all the bank accounts in the PRC, we earned interest income of approximately $136,000 and $88,000 for the nine months ended September 30, 2011 and 2010, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of September 30, 2011, our disclosure controls and procedures were effective at a reasonable assurances level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, investors should consider the following additional risks:

We are required to be in compliance with the registered capital requirements of the PRC.

Under the Company Law of the PRC, we are required to contribute a certain amount of “registered capital” to our wholly owned subsidiary. By law, our subsidiaries are required to contribute at least 10% of after tax net income (as determined in accordance with Chinese GAAP) into a statutory surplus reserve until the reserve is equal to 50% of our and our subsidiaries’ registered capital, and other surplus reserve at certain percentage of the after tax net income as determined by our board of directors, into a public welfare fund. These reserve funds are recorded as part of shareholders’ equity but are not available for distribution to shareholders other than in the case of liquidation.  For the years ended December 31, 2010 and 2009, approximately $7,600,000 and $6,400,000, respectively, have been appropriated to the statutory reserves by our PRC subsidiaries. The appropriated statutory reserves discussed above are included as part of Retained Earnings within our Consolidated Statement of Stockholders Equity. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

PRC regulations requiring approval for acquisition or transfer of equity interest of foreign owned companies could restrict or limit our ability to operate.

Under relevant laws relating to foreign owned companies including the Law on Foreign Funded Enterprises of the People’s Republic of China, approval from the Ministry of Commerce or its competent counterpart (the “MOFCOM”) is required under certain circumstances such as transferring equity interest of foreign owned companies and acquisition of foreign owned companies. Although the MOFCOM normally grants approvals provided that all the required documents are submitted, the time spent on obtaining approval may delay proposed transactions. We have not experienced any refusal or delay of granting approval by the MOFCOM.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the three month period ended September 30, 2011, we did not engage in any unregistered sales of equity securities.

Item 3. Defaults upon Senior Securities.

In the three-month period ended September 30, 2011, and subsequent period through the date hereof, we did not default upon any senior securities.

Item 4. Removed and Reserved.

Item 5. Other Information.

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended September 30, 2011, or subsequent period through the date hereof, which was not so reported.

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

CHINA SKY ONE MEDICAL, INC.

Dated: November 9, 2011	By:	/s/ Liu Yan-qing
Liu Yan-qing
Chairman, Chief Executive Officer and
President

Dated: November 9, 2011	By:	/s/ Pan Hong-yu
Pan Hong-yu
Chief Financial Officer and Treasurer